Form 10-K
period 1993-12-31
SOUTHTRUST CORP
filed 1994-03-10
CIK 92081

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 1993       Commission file number 0-3613

                             SOUTHTRUST CORPORATION
              (Exact name of registrant specified in its charter)

                   Delaware                                     63-574085
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)
            420 North 20th Street,
             Birmingham, Alabama                                  35203
   (Address of principal executive offices)                     (Zip Code)

Registrants telephone number, including area code: (205) 254-5509
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK -- PAR VALUE $2.50 PER SHARE
                                (Title of Class)

     Indicate by a check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X              No

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation is not contained herein, and will not be contained, to the best or the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of Janaury 31, 1994.

              Common Stock, par value $2.50 per share -- $1,416,100,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1994.

            Common Stock, par value $2.50 per share -- 79,425,781 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 1993, are incorporated by reference into Parts I and II.

     Portions of the annual proxy statement for the annual meeting of stockholders on April 20, 1994 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
Item 1  Business

             SouthTrust Corporation ("SouthTrust" or the "Company") is a registered bank holding company incorporated under the laws of Delaware in 1968. SouthTrust has 40 bank subsidiaries and 8 bank-related subsidiaries. Of the 40 bank subsidiaries, 25 are located in Alabama, 8 are located in Florida, 2 are located in Georgia, 2 are located in South Carolina, 2 are located on North Carolina and 1 is located in Tennessee. At December 31, 1993, SouthTrust had consolidated total assets of $14.7 billion, which ranked it as the largest bank holding company headquartered in Alabama and one of the forty largest bank holding companies in the United States. SouthTrust has no significant foreign operations.

             The Company employs approximately 7,000 persons and considers that its relations with these employees are good.

        Banking Services

             Commercial banking is SouthTrust's predominant business and its subsidiary banks contribute substantially all of the total operating revenues and total consolidated assets.

             The subsidiary banks offer a broad range of banking services, either directly or through other affiliated banks. Services to business customers include providing checking and time deposit accounts, cash management services, various types of lending and credit services, corporate and other trust services and data processing. Through loan participations, each of the subsidiary banks is able to offer credit to businesses in its area up to the maximum limit available to the combined subsidiary banks. Services provided to individual customers directly or through other affiliated banks or corporations include checking accounts, money market investment and money market checking accounts, personal money management accounts, precious metals accounts, NOW accounts, passbook savings accounts and various other time deposit savings programs, loans (including business, personal, automobile, mortgage, home improvements and education loans), discount brokerage services, and a variety of trust services. Most of the subsidiary banks offer Visa and/or Master Card multi-purpose nationally recognized credit card services.

        Subsidiary Banks

             At December 31, 1993, SouthTrust had 40 subsidiary banks with 396 banking offices, total assets of $14.7 billion, total loans of $9.4 billion, total deposits of $11.5 billion, and total stockholders' equity of $1.1 billion. SouthTrust's lead bank is SouthTrust Bank of Alabama, N.A. located in Birmingham, Alabama which at December 31, 1993 had 44 banking offices, total assets of $4.8 billion and total deposits of $3.1 billion.

             Since 1987, when interstate banking was first permitted in Alabama, the Company has expanded into 5 other southeastern states within its permitted operating region. The Company's largest operation outside of Alabama is SouthTrust Bank of Georgia, N.A., which had approximately $2.4 billion in assets, $2.0 billion in deposits and operated 85 banking offices in greater metropolitan Atlanta, Georgia area at December 31, 1993. At December 31, 1993 approximately 61% of the Company's bank assets were in Alabama, 17% were in Georgia, 15% were in Florida, 4% were in North Carolina, 2% were in South Carolina and 1% were in Tennessee.

        Bank-Related Subsidiaries

             The bank-related subsidiaries of SouthTrust are SouthTrust Mortgage Corporation, a mortgage banking company servicing approximately $3.5 billion in mortgage loans for long-term investors; SouthTrust Data Services, Inc., a computer service company; SouthTrust Life Insurance Company, a credit life insurance company; SouthTrust Mobile Services, Inc., a mobile home finance servicing company; SouthTrust Insurance Agency, an insurance agency; SouthTrust Leasing, Inc., a leasing company; SouthTrust Securities, Inc., an investment services company and SouthTrust Estate & Trust Company, a trust company located in Florida.

Acquisitions

During 1993 the Company completed the following acquisitions:


(In Millions)
- ----------------------------------------------------------------------------------------------------------------
Date       Institution                                         Assets    Loans     Deposits    Locations
- ----------------------------------------------------------------------------------------------------------------
Feb. 17    Prime Bancshares, Inc. ("Prime")                 $  625.6    $335.9    $  484.3    Atlanta, GA
May 7      Gulf Harbor Banks, Inc. ("Gulf Harbor")              39.7      24.3        32.8    Dunedin, FL
July 22    Federal Trust Bank - 1 branch                        19.2      24.6        19.2    Amelia Island, FL
July 26    First Fed. Savings & Loan of Russell Co.- 1 br.       7.7       0.2         7.7    Abbeville, AL
Aug. 13    County Bancshares, Inc. ("County")                   81.8      43.9        74.5    Troy, AL
Sept. 1    Central National Bank ("Central National")           42.0      21.9        38.6    Sarasota, FL
Sept. 24   First South Savings Bank - 1 branch                  14.8       0.0        14.6    Columbia, SC
Nov. 6     First Federal Savings of Winder - 1 branch           13.5       0.2        13.4    Winder, GA
Nov. 22    Intercontinental Bank - 1 branch                     19.0      12.5        17.1    Orlando, FL
Nov. 29    Commercial Bancorporation, Inc. ("Commercial")       73.0      50.9        64.6    Wesley Chapel, FL
Dec. 3     Anchor Savings - 2 branches                          48.2       0.2        48.1    St. Augustine and
                                                                                              Fernandina Beach,FL
Dec. 10    Cypress Banks, Inc. ("Cypress")                     112.6      82.4        96.6    Wesley Chapel, FL
Dec. 15    BMR Financial Group, Inc. ("BMR")                    93.0      48.7        77.8    Winter Garden and
                                                                                              Clearwater, FL
Dec. 30    Gulf & Southern Fin. Corp. ("Gulf & Southern")       70.5      53.9        61.4    Ft. Myers, FL
- ----------------------------------------------------------------------------------------------------------------
TOTALS                                                      $1,260.6    $699.6    $1,050.7
================================================================================================================

The acquisitions of the Federal Trust branch, First South Savings Bank, the First Federal Savings and Loan branch, First Federal Savings of Winder, the Intercontinental branch, and the Anchor Savings branches were accounted for as purchases of assets and assumptions of liabilities. The acquisitions of all of the outstanding shares of Prime, Gulf Harbor, Central National, Cypress, BMR, and Gulf and Southern were accounted for as purchases. Under purchase accounting, the results of operations of all of the above, subsequent to the respective acquisition dates, are included in the Consolidated Financial Statements.
     Consideration given in all purchase transactions (including purchase and assumption transactions) aggregated approximately $35.2 million in cash and 3,447,845 shares of SouthTrust Corporation Common Stock valued at $59.4 million. Total intangible assets recognized in these transactions were approximately $35.0 million.
     The acquisitions of County and Commercial were accounted for as poolings-of-interests; however, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisitions prior to their respective acquisition dates, since the effect is not material. In these transactions, approximately 1,140,762 shares of SouthTrust Corporation common stock were exchanged for all outstanding shares of County and Commercial.
     The Company has entered into five separate definitive agreements and two separate letters of intent to acquire financial institutions with aggregate total assets of approximately $585 million. These pending acquisitions are subject to shareholder and/or various regulatory approvals among other conditions and are expected to close around mid-1994. The aggregate purchase price of all pending acquisitions is approximately $21.1 million in cash and approximately 1.6 million shares of SouthTrust Corporation common stock.

       Supervision and Regulation

            SouthTrust is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is registered as such with the Board of governors of the Federal Reserve System (the "Board of Governors"). The Holding Company Act prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. An exception to this prohibition is for activities expressly found by the Board of Governors, by order of regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Board of Governors has determined by regulation to be closely related to banking are servicing loans, performing certain data processing services, acting as fiduciary or investment or financial advisor, selling or underwriting insurance coverage directly related to extensions of credit, mortgage banking and the leasing of real and personal property.

            As a bank holding company, SouthTrust is required to file with the Board of Governors annual reports and such additional information as the Board of Governors may require pursuant to the Act. The Board of Governors may also make examinations of SouthTrust and each of its subsidiaries.

            Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its other subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stocks or securities as collateral for loans to any borrower. Further, subsidiary banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or furnishing of any service.

            The principal source of SouthTrust's revenues is dividends from subsidiary banks, and there are certain limitations on the payment of dividends by the subsidiary banks. Of the 40 subsidiary banks of SouthTrust 18 are national banks, 13 are Alabama state banks, 6 are Florida state banks, 1 is a Tennessee state bank, 1 is a South
       Carolina State bank, and 1 is a North Carolina State Bank. The national banks are subject to supervision and regular examination by the Comptroller of the Currency (the "Comptroller"); as members of the Federal Deposit Insurance Corporation, they are subject to examination and regulation by that body and are also subject to certain provisions of the Federal Deposit Insurance Act. The dividend rule for national banks allows for dividends to be paid out of (i) a banks net profits of that year plus (ii) its retained net profits from the preceding two years, as adjusted. At year-end, a total of two years retained net profits is used for this calculation. Prior approval from the Comptroller is required before dividends in excess of this amount can be paid. The Comptroller also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in what, in the Comptroller's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the national bank in question and other factors, that the Comptroller could claim that the payment of dividends or other payments might under some circumstances be such an unsafe or unsound practice. National bank stockholders are also subject to pro rata assessment to cover any impairment of capital, such assessment to be enforced by the sale, to the extent necessary, of the stock of any stockholder failing to pay its assessment.

                The state bank subsidiaries of SouthTrust are subject to supervision and regular examination by the Department of Banking in their state of domicile. As members of the Federal Deposit Insurance Corporation, they are subject to examination and regulation by that body and are also subject to the provisions of the Federal Deposit Insurance Act. Under the Alabama Banking Code, a state bank may not declare or pay a dividend in excess of 90% of the net earnings of such bank until the surplus of the bank is equal to at least 20% of its capital, and thereafter the prior written approval of the Superintendent of Banks is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net earnings for that year combined with its retained net earnings for the preceding two years. No dividends, withdrawals or transfers may be made from the bank's surplus without prior written approval of the Superintendent of Banks.

                Under the Florida Banking Code, a state bank may not declare or pay a dividend in excess of 80% of the net earnings of such bank until the surplus is equal to the amount of common stock. If the amount of the surplus is equal to the amount of common stock, the bank may pay out an amount equal to the current year plus prior two years undistributed earnings.

                Under South Carolina Banking Code, before a state chartered bank can pay a dividend, approval must be obtained from the South Carolina Commissioner of Banking.

                Under the Tennessee Banking Code, a state bank may not declare dividends in excess of 90% of the net earnings during the past year until the surplus is equal to the amount of common stock.

                Under the North Carolina Banking Code, a state chartered bank, with common stock in excess of $15,000, may not declare a dividend until the surplus is equal to at least 50% of the amount of common stock.

                Other areas subject to regulations by federal and state authorities include reserves, investments, loans, mergers, issuance of securities, establishment of branches and other aspects of operation, including truth-in-lending and other lending and usury laws.

                The Holding Company Act requires every bank holding company to obtain prior approval of the Board of Governors before it can acquire substantially all of the assets of any bank, or acquire voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In no case, however, may the Board of Governors approve the acquisition of substantially all the assets of any bank located outside Alabama unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. In recent years, various states have enacted statutes permitting regional banking in the United States, and the Alabama Legislature has enacted the Alabama Regional Reciprocal Banking Act of 1986, permitting a bank or bank holding company located in Alabama to acquire a bank or bank holding company in certain states that have adopted reciprocal legislation and permitting banks or bank holding companies located in such other states to acquire banks and bank holding companies located in Alabama. The states specified in the Alabama Reciprocal Act that have enacted statutes reciprocal with Alabama are Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia as well as the District of Columbia.

                In addition Alabama banks and bank holding companies are permitted to acquire banks or bank holding companies in states which do not require reciprocity.

                Recently, banking reform has been the topic of much conversation and legislation in congress. In December 1991 Congress passed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Although this bill did not contain many of the reform provisions proposed by the President and some congressional leaders, FDICIA will have a significant impact on financial institutions. FDICIA provides for reform of the deposit insurance fund, establishing a risk-based insurance assessment system to be implemented by 1994.

       FDICIA also establishes a new capital ranking system for financial institutions, amends the rules governing the conversion of savings institutions to commercial banks, and requires certain accounting and regulatory reporting changes.

          Since FDICIA did not contain many of proposed reforms, it is believed that future legislation will be forthcoming to address such issues as nation-wide banking; and granting of additional powers to banks and bank holding company subsidiaries, such as expanded investment banking and insurance activities.

          Also at issue is the recapitalization of the Federal Deposit Insurance Fund. FDICIA provided further guidance as to capital levels to be maintained by insured depository institutions and corresponding supervisory treatments. Under these guidelines, deposit insurance premiums are accessed based on each banks capital adequacy ranking as defined in the guidelines. At December 31, 1993, all of the Company's bank subsidiaries are considered "well capitalized", the highest of the five supervisory groupings.

       Competition

          The commercial banking business is highly competitive and SouthTrust's subsidiary banks compete actively with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, SouthTrust's subsidiary banks compete with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services.

                       EXECUTIVE OFFICERS OF THE COMPANY

                        Positions Held With the Company
                        -------------------------------

                                                                  Executive
                                                                  Officer of the
Name and Age                                                      Company Since
- ------------                                                      --------------

Wallace D. Malone, Jr.            Chairman and Chief Executive       1972
(57)                              Officer

Roy W. Gilbert, Jr.               President, Director and            1972
(57)                              Chief Operating Officer

Frederick W. Murray, Jr.          Executive Vice President           1980
(55)

James W. Rainer, Jr.              Executive Vice President           1982
(51)

William R. Cranford               Executive Vice President           1992 (1)
(48)

Aubrey D. Barnard                 Secretary, Treasurer and           1968
(57)                              Controller

Julian Banton                     Chairman, President and Chief      1982
(53)                              Executive Officer-SouthTrust
                                  Bank of Alabama, N.A.

J. Michael Battle                 Executive Vice President           1992 (2)
(49)                              SouthTrust Bank of Alabama, N.A.

Fred C. Crum                      Executive Vice President           1986
(49)                              SouthTrust Bank of Alabama, N.A.

R. Glenn Eubanks                  Executive Vice President           1990 (3)
(45)                              SouthTrust Bank of Alabama, N.A.

William C. Patterson              Executive Vice President           1979
(51)                              SouthTrust Bank of Alabama, N.A.

William E. Pearson                Executive Vice President           1991 (4)
(44)                              SouthTrust Bank of Alabama, N.A.

C. Perry Relfe                    Executive Vice President           1981
(51)                              SouthTrust Bank of Alabama, N.A.


        (1) Mr. Cranford was elected Executive Vice President in December 1992. For the five years prior to December 1992 Mr. Cranford served as Chairman and Chief Executive Officer of SouthTrust Bank of Etowah County, N.A.

        (2)      Mr. Battle was elected Executive Vice President in 1992.
                 From July 1990 to January 1992, Mr. Battle worked for Pacific Southwest Bank, F.S.B., serving as President from September 1991 to January 1992, and Executive Vice President before September 1991. From March 1989 to July 1990, Mr. Battle was Chief Executive Officer of 7 bank subsidiaries of First Interstate Bank - Texas.

        (3) Mr. Eubanks was elected to Executive Vice President effective July 1990. From May 1985 to July 1990 Mr. Eubanks held the position of Senior Vice President of SouthTrust Bank of Alabama, N.A.

        (4) Mr. Pearson was elected to Executive Vice President effective December 1991. From January 1986 to December 1991, Mr. Pearson held the position of Senior Vice President of SouthTrust Corporation.

                 Officers of the Company are re-elected annually at the Board of Directors meeting immediately following the annual stockholders' meeting held the third Wednesday in April of each year.

                 There is no family relationship between any of the above named officers.

                 Selected statistical data as required by this item is included on pages 18 through 39, inclusive, of the Company's annual report to stockholders for the year ended December 31, 1993, and is incorporated herein by reference.

Item 2   Properties

         The Company's subsidiary banks and companies occupy various offices throughout Alabama, Florida, Tennessee, Georgia, North Carolina and South Carolina. Most of these are owned. Leased properties constitute primarily land and buildings under long-term leases in which subsidiary banks maintain offices.

Item 3   Legal Proceedings

         Several of the Company's subsidiaries are defendants in various legal proceedings arising in the normal course of business. These claims relate to the lending and investment advisory services provided by the Company and include alleged compensatory and punitive damages. Although it is not possible to determine, with any certainty, the potential exposure related to punitive damages, in the opinion of Management, based upon consultation with legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company's financial statements.

Item 4    Submission of Matters to a Vote of Security Holder

          None
                                 PART II

Item 5    Market for the Registrant's Common Equity and Related
                 Stockholder Matters

          The information required by this item is contained on page 37 of the Company's annual report to stockholders for the year ended December 31, 1993, and is incorporated herein by reference.

Item 6    Selected Financial Data

          Selected financial data required by this item is contained on page 18 of the Company's annual report to stockholders for the year ended December 31, 1993, and is incorporated herein by reference.

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Information required by this item is contained on: pages 18 through 39, inclusive, of the Company's annual report to stockholders for the year ended December 31, 1993, and is incorporated herein by reference.

Item 8    Financial Statements and Supplementary Data

          Consolidated financial statements and notes required by this item are contained on pages 40 through 56, inclusive, of the Company's annual report to stockholders for the year ended December 31, 1993, and are incorporated herein by reference.

          Selected quarterly financial data required by this item is contained on page 36 of the Company's annual report to stockholders for the year ended December 31, 1993, and is incorporated herein by reference.

Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          NONE

                             PART III

Item 10  Directors and Executive Officers of the Registrant

         Information concerning the Company's directors is contained on pages 2 through 4, inclusive, of the Company's proxy statement for the annual meeting of stockholders, April 20, 1994 and is incorporated herein by reference.

         Information concerning the Company's executive officers is contained herein in response to Item I of Part I.

Item 11  Executive Compensation

         Information relating to executive compensation is contained on pages 7 through 14, inclusive, of the Company's proxy statement for the annual meeting of stockholders, April 20, 1994 and is incorporated herein by reference.

Item 12  Security Ownership of Certain Beneficial Owners and Management

         Information required by this item is contained on pages 2 through 4, inclusive, of the Company's proxy statement for the annual meeting of stockholders, April 20, 1994, and is incorporated herein by reference.

Item 13  Certain Relationships and Related Transactions

         Information relating to this item is contained on page 14 of the Company's proxy statement for the annual meeting of stockholders, April 20, 1994, and is incorporated herein by reference.

                                    PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports On Form 8-K

         (a)(1) and (2) The response to this portion of item 14 is submitted as a separate section of this report.

            (3) Exhibits:

               No.  (3) Restated Certificate of Incorporation and Restated
                        By-Laws (incorporated herein by reference to Exhibits 4(a) and 4(b) of Registration Statement No. 2-84167).

               No.  (4) SouthTrust Corporation Shareholders' Rights Agreement.
                        (Incorporated herein by reference from Registration Statement No. 1-3613).

               No. (11) Statement of Computation of Earnings Per Share.

               No. (12) Statement of Computation of Ratios.

               No. (13) Annual Report to Stockholders for the year ended
                        December 31, 1993.

               No. (21) Subsidiaries of the Registrant.

               No. (23) Consents of Experts and Counsel.

               No. (24) Powers of Attorney.

               No. (99) (2) Undertaking Regarding Registration Statement on
                        Form S-8.

         (b)   Reports on Form 8-K filed in the fourth quarter of 1993. None.

         (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

         (d)   Financial Statements Schedules:  None

                              S I G N A T U R E S

         Pursuant to the requirements of Section 13 and 13(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SOUTHTRUST CORPORATION

Date:   March 9, 1994
        -------------
                                              /s/ Wallace D. Malone, Jr.
                                              --------------------------
                                              Wallace D. Malone, Jr.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wallace D. Malone, Jr.           Chairman, Chief Executive                 March 9, 1994
- ---------------------------          Officer, Director
Wallace D. Malone, Jr.



/s/ Roy W. Gilbert, Jr.              President, Chief                          March 9, 1994
- ---------------------------          Operating Officer,
Roy W. Gilbert, Jr.                  Director


/s/ Aubrey D. Barnard                Secretary, Treasurer and                  March 9, 1994
- ---------------------------          Controller (Principal
Aubrey D. Barnard                    Accounting and Financial
                                     Officer)


           *                         Director                                  March 9, 1994
- ---------------------------
Herbert Stockham



           *                         Director                                  March 9, 1994
- ---------------------------
Bill L. Harbert



           *                         Director                                  March 9, 1994
- ---------------------------
T.W. Mitchell


             *                     Director                                    March 9, 1994
- ----------------------------
William C. Hulsey



             *                     Director                                    March 9, 1994
- ----------------------------
John M. Bradford



             *                     Director                                    March 9, 1994
- ----------------------------
Wm. Kendrick Upchurch, Jr.



             *                     Director                                    March 9, 1994
- ----------------------------
Charles G. Taylor



             *                     Director                                    March 9, 1994
- ----------------------------
Allen J. Keesler, Jr.



/s/ William L. Prater
- ---------------------------
William L. Prater
Attorney-in-fact



                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a)(1) and (2) and ITEM 14(d)


                          LIST OF FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1993


                             SOUTHTRUST CORPORATION

                              BIRMINGHAM, ALABAMA

                        FORM 10-K ITEM 14(a)(1) and (2)

                    SOUTHTRUST CORPORATION AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS


Item 14(a) 1     The following consolidated financial statements of SouthTrust
                 Corporation and subsidiaries, included in the annual report of the Company to its stockholders for the year ended December
                 31, 1993 are incorporated herein by reference in Item 8:

         Consolidated Statements of Condition - December 31, 1993
            and December 31, 1992

         Consolidated Statements of Income - Years ended December 31,
            1993, 1992, and 1991

         Consolidated Statements of Cash Flows - Years ended
            December 31, 1993, 1992, and 1991

         Consolidated Statements of Shareholder's Equity
            - Years ended December 31, 1993, 1992, and 1991

         Notes to Consolidated Financial Statements - Three years ended December 31, 1993

         Report of Independent Public Accountants

Item 14(a) 2     All schedules to the consolidated financial statements
                 required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.