Form 10-Q
period 1994-03-31
SOUTHTRUST CORP
filed 1994-05-12
CIK 92081

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    QUARTERLY REPORT PURSUANT TO 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   March 31, 1994                Commission file number 0-3613
                  ------------------              -----------------------------

                            SOUTHTRUST CORPORATION
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    63-0574085
- - --------------------------------------     -------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


 420 North 20th Street, Birmingham, Alabama                35203
- - --------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code         (205) 254-5509
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of   March 31, 1994  .
                   ------------------
                                                        Number of Shares
        Title of Class                                    Outstanding
        --------------                                  ----------------
          $2.50 par                                        79,447,884

                             SOUTHTRUST CORPORATION
                      Consolidated Statements of Condition
                                  (Unaudited)


                                                                           March 31           December 31
                                                                   ---------------------------------------
(In Thousands)                                                        1994         1993          1993
                                                                   ---------------------------------------
ASSETS
  Cash and due from banks                                          $   582,272   $   463,201   $   607,831
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                            2,627        14,815         1,975
    Interest-bearing deposits in other banks                            21,040        15,679        47,651
    Assets held for sale                                               193,048       148,665       258,506
                                                                   ---------------------------------------
         Total short-term investments                                  216,715       179,159       308,132
  Securities available for sale                                      2,314,700             0     2,454,760
  Securities held for investment (Fair value of $1,535,495 at
    March 31, 1994 and $4,159,822 and $1,327,228 at
    March 31, 1993 and December 31, 1993, respectivley)              1,496,159     4,048,482     1,278,007
  Loans                                                              9,930,093     8,200,266     9,527,004
  Less:
    Unearned income                                                     80,703        78,795        78,685
    Allowance for loan losses                                          142,695       111,961       135,233
                                                                   ---------------------------------------
         Net loans                                                   9,706,695     8,009,510     9,313,086
  Premises and equipment, net                                          327,509       297,090       321,623
  Due from customers on acceptances                                     28,268        42,938        26,270
  Other assets                                                         408,710       387,356       398,255
                                                                   ---------------------------------------
         TOTAL ASSETS                                              $15,081,028   $13,427,736   $14,707,964
                                                                   =======================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Interest-bearing                                               $ 9,718,369   $ 9,159,418   $ 9,732,460
    Other                                                            1,819,900     1,492,484     1,782,851
                                                                   ---------------------------------------
         Total deposits                                             11,538,269    10,651,902    11,515,311
  Federal funds purchased and securities sold
    under agreements to repurchase                                   1,479,596     1,164,143     1,207,026
  Other short-term borrowings                                          440,186        95,618       249,434
  Bank acceptances outstanding                                          28,270        42,938        26,270
  Other liabilities                                                    182,537       177,675       188,172
  Long-term debt                                                       343,545       371,834       469,985
                                                                   ---------------------------------------
         Total liabilities                                          14,012,403    12,504,110    13,656,198
  Stockholders' equity:
    Preferred Stock, par value $1.00 a share:
      5,000,000 shares authorized; issued and outstanding - none             0             0             0
    Common Stock, par value $2.50 a share:
      150,000,000 shares authorized; 79,922,082 shares issued
       at March 31, 1994 and 77,291,392 and 79,735,663 at
       March 31, 1993 and December 31, 1993, respectively              199,805       193,228       199,339
    Capital surplus                                                    216,582       189,034       215,113
    Retained earnings                                                  657,477       544,338       630,240
    Unrealized gain on securities available for sale                       533             0        10,218
    Treasury stock at cost:
     474,198 shares at March 31, 1994 and 325,919 and 334,980
     shares at March 31, 1993 and December 31, 1993, respectively       (5,772)       (2,974)       (3,144)
                                                                   ---------------------------------------
         Total stockholders' equity                                  1,068,625       923,626     1,051,766
                                                                   ---------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $15,081,028   $13,427,736   $14,707,964
                                                                   =======================================

                             SOUTHTRUST CORPORATION
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                      Three Months Ended
                                                                          March 31
                                                                  -----------------------
(In thousands, except per share data)                               1994           1993
                                                                  -----------------------
INTEREST INCOME
  Interest and fees on loans                                      $182,913       $157,021
  Interest on securities:
    Taxable                                                         16,121         57,597
    Non-taxable                                                      6,021          6,896
                                                                  -----------------------
      Total interest on investment securities                       22,142         64,493
  Interest on securities available for sale                         29,615              0
  Interest on short-term investments                                 3,537          2,818
                                                                  -----------------------
      Total interest income                                        238,207        224,332
                                                                  -----------------------
INTEREST EXPENSE
  Interest on deposits                                              82,661         82,291
  Interest on short-term borrowings                                 12,503          9,406
  Interest on long-term debt                                         4,717          4,623
                                                                  -----------------------
      Total interest expense                                        99,881         96,320
                                                                  -----------------------
        Net interest income                                        138,326        128,012
PROVISION FOR LOAN LOSSES                                           10,189         11,305
                                                                  -----------------------
        Net interest income after
          provision for loan losses                                128,137        116,707

NON-INTEREST INCOME
  Service charges on deposit accounts                               20,482         17,276
  Mortgage origination and servicing fees                            7,954          6,342
  Trust fees                                                         4,305          3,525
  Miscellaneous fees                                                10,906          8,522
  Securities gains, net                                                 66            346
  Other                                                              3,109          2,070
                                                                  -----------------------
      Total non-interest income                                     46,822         38,081
                                                                  -----------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                    62,846         54,316
  Net occupancy                                                      9,483          8,861
  Equipment                                                          6,434          5,802
  FDIC insurance                                                     6,182          5,647
  Other                                                             28,460         28,549
                                                                  -----------------------
      Total non-interest expense                                   113,405        103,175
                                                                  -----------------------
        Income before income taxes                                  61,554         51,613
INCOME TAX EXPENSE                                                  20,817         16,769
                                                                  -----------------------
        NET INCOME                                                $ 40,737       $ 34,844
                                                                  =======================

Average number of shares outstanding (000's)                        79,847         76,245
Net income per share                                              $   0.51       $   0.46
Dividends declared per share                                      $   0.17       $   0.15


                             SouthTrust Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                      March 31
                                                                             ------------------------
(In Thousands)                                                                  1994           1993
                                                                             ------------------------
OPERATING ACTIVITIES
  Net income                                                                 $  40,737      $  34,844
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                               10,189         11,305
      Depreciation of premises and equipment                                     5,576          4,960
      Amortization of intangibles                                                4,493          3,855
      Amortization of security premium                                             338          2,134
      Accretion of security discount                                              (581)        (1,863)
      Deferred income tax                                                        2,715           (232)
   Net realized and unrealized gain on assets held for sale                     (2,941)        (2,024)
   Net securities (gains) and losses                                               (66)          (346)
   Origination and purchase of loans held for sale                            (152,351)      (236,467)
   Proceeds of loans held for sale                                             219,638        302,589
   Net (increase) decrease in trading securities                                 1,113        (14,004)
   Net (increase) decrease in other assets                                     (21,995)        (9,309)
   Net increase (decrease) in other liabilities                                 (2,824)        25,504
                                                                             ------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                               104,041        120,946


INVESTING ACTIVITIES
  Proceeds from maturities of securities                                       470,526        299,055
  Proceeds from sales of securities                                              2,794         20,524
  Payments for purchases of:
     Securities                                                               (560,789)      (396,105)
     Premises and equipment                                                    (11,462)        (4,668)
  Net increase (decrease) in:
     Short-term investments                                                     25,960         99,623
     Loans                                                                    (401,465)      (244,815)
  Purchase of subsidiaries, net of cash acquired                                     0        (33,760)
                                                                             ------------------------
     NET CASH USED IN INVESTING ACTIVITIES                                    (474,436)      (260,146)


FINANCING ACTIVITIES
  Proceeds from issuance of:
     Common Stock                                                                1,935         39,761
     Long-term debt                                                                  0              0
  Payments for:
     Long-term debt                                                            (12,441)       (32,464)
     Repurchase of Common Stock                                                 (2,628)           (82)
     Cash Dividends                                                            (14,311)        (9,435)
  Net increase (decrease) in:
     Deposits                                                                   22,959         85,392
     Short-term borrowings                                                     349,322        (21,319)
                                                                             ------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                 344,836         61,853
                                                                             ------------------------
     DECREASE IN CASH AND DUE FROM BANKS                                       (25,559)       (77,347)
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                 607,831        540,548
                                                                             ------------------------
  CASH AND DUE FROM BANKS AT END OF YEAR                                     $ 582,272      $ 463,201
                                                                             ========================
  Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Interest                                                               $  96,272      $  94,241
      Income taxes                                                               4,012         18,596
    Non-cash transactions:
      Assets acquired in business combinations                                       0        625,637
      Liabilities acquired in business combinations                                  0        591,139
      Loans transferred to Other Real Estate                                     4,727          4,604
      Loans securitized into mortgage-backed securities                        199,147        159,458


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis Of Presentation

         The Consolidated Condensed Financial Statements were prepared by the Company without audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three month periods ended March 31, 1994 and 1993. Results of operations for the interim 1994 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements on Form 10-K.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1994
                                 (Unaudited)

EARNINGS SUMMARY

         Net income for the first quarter of 1994 was $40.7 million, an increase of $5.9 million or 17% from the first quarter 1993 net income of $34.8 million. Net income per share for the quarter was $0.51 in 1994 and $0.46 in 1993, an increase of 11%. Net income for the first quarter 1994 resulted in returns on average total assets and average stockholders' equity of 1.12% and 15.62%, respectively.

NET INTEREST INCOME

         Net interest income is the difference between interest income and interest expense and is the major component of net income of the Company. For purposes of this discussion, income that is either exempt from federal income taxes or is taxed at a preferential rate has been adjusted to fully taxable equivalent amounts using a statutory federal tax rate of 35% in 1994 and 34% in 1993.

         Net interest income in the first quarter of 1994 was $142.4 million, up $10.0 million or 8% from the 1993 first quarter level of $132.4 million. Total interest income increased to $242.3 million, as the average level of interest earning assets increased 14% to $13,529.5 million, and the fully taxable equivalent yield on earning assets decreased 56 basis points to 7.26% from 7.82% during the first quarter of 1993. This decrease reflects a decrease in market interest rates.
         Total interest expense increased $3.6 million or 4% to $99.9 million for the first quarter of 1994. This increase reflects an increase in the level of average interest-bearing liabilities of 13% to $11,646.5 million and a decrease of 29 basis points in the average rate paid on interest-bearing liabilities to 3.48%.
         The taxable equivalent net margin for the first quarter of 1994 was 4.27% compared to 4.53% for the first quarter of 1993. The taxable equivalent net interest spreads for the first quarters of 1994 and 1993 were 3.78% and 4.05%, respectively. The net interest spread is affected by competitive pressures, Federal Reserve Bank ("FRB") monetary policies, and the composition interest-earning assets and interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the first quarter of 1994 was $10.2 million, reflecting a decrease of $1.1 million from the 1993 first quarter level of $11.3 million. For the first three months of 1994, net charge-offs totaled $2.7 million or .12% of average loans on an annualized basis. During the same period of 1993, net charge-offs were $7.8 million or 0.41% of net loans on an annualized basis. For the year ended December 31, 1993 net charge-offs were $24.6 million or .29% of net loans. The Company does not believe that the .12% level of net charge-offs will be sustained for the remainder of 1994. The Company anticipates that charge-off rates will return to nearer the Company's historical level. Through December 31, 1993 the five year average charge-off ratio was .47%.

NON-INTEREST INCOME

         Total non-interest income increased $8.7 million or 23% to $46.8 million for the first three months of 1994. The largest portion of this increase was due to an increase in service charges on deposit accounts of $3.2 million or 19% to $20.5 million. The increase is attributable to an increased number of deposit accounts and various rate increases for service charges. Mortgage origination and servicing fees increased $1.6 million or 25% to $8.0 million. Recent mortgage rate increases could lead to decreased mortgage financing and result in lower mortgage fee income. Trust fees increased $0.8 million or 22% to $4.3 million. Other fee income increased $2.4 million or 28% to $10.9 million, primarily as a result of increases in bankcard fees and investment fees. Net securities gains were $66,000 compared to securities gains of $346,000 in 1993. All other non-interest income increased $1.0 million to $3.1 million for the first quarter 1994. There were no significant non-recurring non-interest income items recorded in 1994 or 1993.

NON-INTEREST EXPENSE

         Total non-interest expense for the quarter was $113.4 million, reflecting an increase of $10.2 million or 10% from the first quarter 1993 level. The ratio of non-interest expense to average total assets for the first quarter of 1994 and 1993 was 3.13% and 3.25%, respectively.
         Salaries and employee benefits accounted for the largest portion of total non-interest expense in both periods as well as the largest portion of the increase. Salaries and employee benefits expense increased $8.5 million or 16% to $62.8 million for the first quarter 1994 as the number of full time equivalent employees increased approximately 9% to 7,198. Net occupancy expense increased $0.6 million or 7% to $9.5 million for the quarter primarily as a result of the growth in the number of banking offices to 396 in 1994 from 377 at March 31, 1993. Equipment expense increased $0.6 million or 11% to $6.5 million. FDIC insurance expense increased $0.5 million or 9% to $6.2 million as a result of increased deposits. All other non-interest expense items totaled $28.5 million in the first quarter of 1994, reflecting virtually no change from the first quarter 1993 level. There were no significant non-recurring non-interest expense items recorded in 1994 or 1993.
         Income tax expense for the first quarter of 1994 was $20.8 million for an effective tax rate of 33.8% compared to $16.8 million or an effective rate of 32.4% in the first quarter of 1993. The increase in the effective tax rate was due primarily to a decline in the proportional amount of revenue on non-taxable investment securities, and provisions of the Tax Reform Act of 1986, particularly the 100% disallowance of interest expense deemed attributable to debt used to carry non-taxable investment securities, which have had the effect of increasing the effective income tax rate paid by the Company, and an increase in the statutory federal income tax rate to 35% in 1994 from 34% during the first quarter of 1993.

SUMMARY OF FINANCIAL CONDITION

         Total assets at March 31, 1994 were $15.1 billion, representing an increase of $1.7 billion or 12% from March 31, 1993. At December 31, 1993 total assets were $14.7 billion. Average total assets for the quarter were $14.7 billion compared to $12.9 billion for the first quarter of 1993.
         Average earning assets for the first quarter of 1994 were $13.5 billion, representing an increase of 14% from the first quarter 1993 level of $11.9 billion. Average interest-bearing liabilities through March 31, 1994 were $11.6 billion, up 13% over the 1993 first quarter level of $10.3 billion.

LOANS

         Loans, net of unearned income at March 31, 1994 totaled $9,849.4 million compared to $9,448.3 million at December 31, 1993.
         Commercial real estate mortgage loans increased $145.6 million from December 31, 1993 to $2,740.1 million, or 27.6% of total loans. This category represents the Company's largest credit concentration and includes all real estate mortgage loans except 1-4 family residential mortgage loans.
Residential real estate mortgage loans at March 31, 1994 were $2,407.0 million or 24.3% of total loans compared to $2,322.1 million or 24.4% at December 31, 1993. Real estate construction loans were $489.5 million or 4.9% of total loans.
         Commercial, financial and agricultural loans at March 31, 1994 were $2,883.5 million or 29.0% of total loans, compared to $2,814.1 million or 29.5% of total loans at December 31, 1993. This segment is widely diversified and there were no significant industry concentrations.
         Loans to individuals at March 31, 1994 totaled $1,410.0 million or 14.2% of total loans, compared to $1,347.7 million or 14.2% of total loans at December 31, 1993.
         Total unearned income at March 31, 1994 was $80.7 million compared to $78.7 million at December 31, 1993.

NON-PERFORMING ASSETS

         Non-performing assets at March 31, 1994 were $104.0 million or 1.05% of net loans and other real estate owned, representing a decrease of $9.1 million or 8% from the December 31, 1993 level of $113.1 million. Included in non-performing assets at March 31, 1994 were $58.2 million of loans on non-accrual status, other real estate owned totaling $43.4 million, and $2.4 million of restructured loans. Other real estate owned includes $2.7 million in loans where conditions related to the borrower indicated substantive repossession of collateral had occurred. Loans 90 days past due and accruing were $16.9 at March 31, 1994 compared to $13.2 million at December 31, 1993.
         As of March 31, 1994, the Company had loans of approximately $17.9 million for which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, and may result in the loans' repayment terms being restructured, and/or the loans going on non-performing status. Such loans are continuously reviewed by management, and their classification may be changed if conditions warrant.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses at March 31, 1994 was $142.7 million or 1.45% of net loans compared to $135.2 million or 1.43% at December 31, 1993. While deterioration of the economy or rising interest rates could have a near-term effect on the Company's earnings, Management has taken into consideration present and expected economic conditions, the level of risk in the portfolio, the level of non-performing assets, potential problem loans, and delinquencies in assessing the allowance for loan losses and considers the allowance for loan losses to be adequate.
         Net charge-offs during the quarter totaled $2.7 million or 0.12% of average net loans on an annualized basis compared to $7.8 million or .41% during the first quarter of 1993. The provision for loan losses as a percentage of net charge-offs was 374% during the first quarter of 1994 and 145% during the first quarter of 1993. As previously discussed in the Management's Discussion of provision for loan losses, Management does not believe that the level of net charge-offs during the first quarter of 1994 is indicative of a trend of charge-off ratios substantially lower than historical levels. Further, market interest rates, including the prime lending rate have recently increased. Although Management does not believe that the recent rate increases will have any significant impact on non-performing assets, substantial rate increases could result in higher debt service cost to borrowers, and in turn result in higher delinquencies and non-performing loans.

SECURITIES AND SECURITIES AVAILABLE FOR SALE

         On December 31, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
         The initial adoption of SFAS No. 115 resulted in designating $2,454.8 million securities as available for sale, which were recorded at fair value, and the recording of an increase in stockholders' equity, net of deferred income taxes, in the amount $10.2 million. These securities were classified as available for sale in order to provide a source of liquidity to the Company.
         At March 31, 1994, securities availble for sale totaled $2,314.7 million, reflecting a decrease of $140.1 million from December 31, 1993. This decrease reflected increased loan demand, which permitted a repositioning of the mix of earning assets.
         Securities held to maturity totaled $1,496.2 million at March 31, mix of earning assets 1994, an increase of $218.2 million from the December 31, 1993 level of $1,278.0 million.
         At March 31, 1994, the fair value of securities held to maturity exceeded the book value by $39.3 million, compared to $49.2 million at December 31, 1993. The after-tax unrealized gain on securities available for sale was $0.5 million compared to $10.2 million at December 31, 1993. The decrease in unrealized gains from December 31, 1993 to March 31, 1994 was a result of decreasing values in the bond market due to increasing interest rates and general market uncertainty.

SHORT-TERM INVESTMENTS

         Short-term investments at March 31, 1994 totaled $216.7 million, reflecting a decrease of $91.4 million from the December 31, 1993 level of $308.1. At March 31, 1994 short-term investments consisted of $2.4 million in federal funds sold, $0.2 million in securities purchased under resale agreements, $21.0 million in time deposits with other banks, and $193.1 million in assets held for sale. Assets held for sale consisted of $176.8 million in mortgage loans in the process of being securitized and sold to third party investors and $16.3 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.
         The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position in determining desired balances of short-term investments and alternative uses of such funds.

OTHER ASSETS

         Other assets at March 31, 1994 were $764.5 million compared to $746.1 million at December 31, 1993. At March 31, 1994 other assets included $327.5 million in premises and equipment, due from customers on acceptances of $28.3 million and other non-earning assets of $408.7 million.
         Cash and due from banks was $582.3 million at March 31, 1994, a decrease of $25.5 million from $607.8 million at December 31, 1993.

FUNDING

         The Company's funding sources can be divided into three broad categories: deposits, short-term borrowings and long-term borrowings.

DEPOSITS

         Deposits are the Company's primary source of funding. Total deposits at March 31, 1994 were $11,538.3 million up 8% from the March 31, 1993 level of $10,651.9 million. Total deposits at December 31, 1993 were $11,515.3 million. At March 31, 1994 total deposits included interest-bearing deposits of $9,718.4 million and other deposits of $1,819.9 million.
         Core deposits, defined as demand deposits and time deposits under $100,000, totaled $10,117.8 million or 87.7% of total deposits at March 31, 1994. This compares to core deposits of $9,204.6 million or 86.4% of total deposits at March 31, 1993 and $10,057.5 million or 87.3% at December 31, 1993.

SHORT-TERM BORROWINGS

         Short-term borrowings at March 31, 1994 were $1,919.8 million and included federal funds purchased of $494.4 million, securities sold under agreements to repurchase of $985.2 million and other borrowed funds of $440.2 million, including $114.0 million representing the current portion of long-term debt. At March 31, 1994 total short-term borrowings were 12.7% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $1,456.4 million or 9.9% of total liabilities and stockholders' equity at December 31, 1993.

LONG-TERM DEBT

         At March 31, 1994 total long-term debt was $343.5 million representing a decrease of $126.5 million from the December 31, 1993 level of $470.0 million. The decrease in long-term debt from December 31, 1993 to March 31, 1994 is attributable to the reclassification of $114.0 million from long-term to short-term as the debt became due in less than one year, and the repayment of $12.5 million of long-term debt.

CAPITAL

         At March 31, 1994 total stockholders' equity was $1,068.6 million or 7.09% of total assets compared to $1,051.8 million or 7.15% at December 31, 1993. During the first quarter net income added $40.7 million to capital. Sales of common stock through the Dividend Reinvestment Plan, the employee stock purchase and stock option plans for $1.9 million represented the issuance of 186,419 shares. Treasury stock purchases for 139,218 shares reduced equity by $2.6 million. Dividends declared during the period totaled $13.5 million, and the net unrealized gain on securities available for sale decreased $9.7 million from $10.2 million at December 31, 1993 to $0.5 million at March 31, 1994.
         The Company is subject to the capital adequacy guidelines adopted by the Federal Reserve Board, which is the regulatory agency governing bank holding companies. The Company's capital ratios and those of subsidiary banks are in excess of these regulatory requirements and Management expects that these ratios will continue to be maintained above the minimum levels required by the regulators.
         At March 31, 1994, the Company had a total risk-based capital ratio of 12.22%, consisting of a Tier I capital ratio of 8.51% and supplemental capital elements of 3.71%; and a leverage ratio of 6.57%.

COMMITMENTS

         The Company's subsidiary banks had standby letters of credit outstanding of approximately $271.2 million at March 31, 1994 and $347.8 million at December 31, 1993.
         The Company's subsidiary banks had outstanding commitments to extend credit of approximately $3,609.3 million at March 31, 1994 and $3,160.6 million at December 31, 1993.
         The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments is essentially the same as those for extension of credit to its customers.
         Presently the Company has no commitments for significant capital expenditures.
         The Company's subsidiaries regularly originate and sell loans, consisting primarily of mortgage loans sold to third party investors, which contain various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions are insignificant.

CONTINGENCIES

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

                           Part II Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits

           No. (4) SouthTrust Corporation Shareholders' Rights Agreement. (Incorporated herein by reference from Registration Statement No. 1-3613).

           No. (11)  Statement of Computation of Earnings Per Share.

     (b)   Reports on Form 8-K

           During the three months ended March 31, 1994 the Company did not file a Form 8-K current report with the Securities and Exchange Commission.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SOUTHTRUST CORPORATION


Date:   May 10, 1994                             /s/ Wallace D. Malone, Jr.
       ---------------                           --------------------------
                                                 Wallace D. Malone, Jr.
                                                 Chairman and Chief
                                                 Executive Officer



Date:   May 10, 1994                             /s/ Aubrey D. Barnard
       ---------------                           --------------------------
                                                 Aubrey D. Barnard
                                                 Secretary, Treasurer and
                                                 Controller