Form 10-Q
period 1994-06-30
SOUTHTRUST CORP
filed 1994-08-08
CIK 92081

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                   QUARTERLY REPORT PURSUANT TO 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 30, 1994             Commission file number 0-3613
                  -------------------         -----------------------------

                            SOUTHTRUST CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                  63-0574085
- --------------------------------------     ----------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

 420 North 20th Street, Birmingham, Alabama                35203
- --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     (205) 254-5509
                                                  ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of  June 30, 1994   .
                   -----------------

                                                     Number of Shares
          Title of Class                               Outstanding
          --------------                             ----------------

            $2.50 par                                   79,937,397

                            SOUTHTRUST CORPORATION
                     Consolidated Statements of Condition
                                 (Unaudited)


                                                                                   June 30           December 31
                                                                          --------------------------------------
    (In Thousands)                                                            1994         1993         1993
                                                                          --------------------------------------
    ASSETS
      Cash and due from banks                                             $   511,418  $   447,939  $   607,831
      Short-term investments:
        Federal funds sold and securities purchased
          under resale agreements                                              53,775        9,032        1,975
        Interest-bearing deposits in other banks                                9,883        8,375       47,651
        Assets held for sale                                                  179,295      212,704      258,506
                                                                          -------------------------------------
             Total short-term investments                                     242,953      230,111      308,132
      Securities available for sale                                         2,326,449            0    2,454,760
      Securities held for investment (Fair value of $1,655,052 at
        June 30, 1994 and $4,111,559 and $1,327,228 at
        June 30, 1993 and December 31, 1993, respectivley)                  1,680,685    4,012,291    1,278,007
      Loans                                                                10,608,968    8,489,943    9,527,004
      Less:
        Unearned income                                                        84,915       78,618       78,685
        Allowance for loan losses                                             149,303      118,115      135,233
                                                                          -------------------------------------
             Net loans                                                     10,374,750    8,293,210    9,313,086
      Premises and equipment, net                                             334,666      301,156      321,623
      Due from customers on acceptances                                        27,159       19,771       26,270
      Other assets                                                            433,485      368,427      398,255
                                                                          -------------------------------------
             TOTAL ASSETS                                                 $15,931,565  $13,672,905  $14,707,964
                                                                          =====================================


    LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits:
        Interest-bearing                                                  $ 9,967,558  $ 9,233,800  $ 9,732,460
        Other                                                               1,859,593    1,564,201    1,782,851
                                                                          -------------------------------------
             Total deposits                                                11,827,151   10,798,001   11,515,311
      Federal funds purchased and securities sold
        under agreements to repurchase                                      1,743,899    1,152,914    1,207,026
      Other short-term borrowings                                             630,904      117,943      249,434
      Bank acceptances outstanding                                             27,159       19,771       26,270
      Other liabilities                                                       166,007      140,705      188,172
      Long-term debt                                                          442,646      488,832      469,985
                                                                          -------------------------------------
             Total liabilities                                             14,837,766   12,718,166   13,656,198
      Stockholders' equity:
        Preferred Stock, par value $1.00 a share:
          5,000,000 shares authorized; issued and outstanding - none                0            0            0
        Common Stock, par value $2.50 a share:
          200,000,000 shares authorized; 80,414,703 shares issued
          at June 30, 1994 and 77,620,613 and 79,735,663 at
          June 30, 1993 and December 31, 1993, respectively                   201,037      194,051      199,339
        Capital surplus                                                       219,425      193,601      215,113
        Retained earnings                                                     687,021      570,061      630,240
        Unrealized gain/(loss) on securities available for sale                (7,853)           0       10,218
        Treasury stock at cost:
          474,198 shares at June 30, 1994 and 325,919 and 334,980
          shares at June 30, 1993 and December 31, 1993, respectively          (5,831)      (2,974)      (3,144)
                                                                          -------------------------------------
             Total stockholders' equity                                     1,093,799      954,739    1,051,766
                                                                          -------------------------------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $15,931,565  $13,672,905  $14,707,964
                                                                          =====================================

    See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                       Three Months Ended        Six Months Ended
                                                                            June 30                   June 30
                                                                    --------------------------------------------------
    (In thousands, except per share data)                              1994         1993         1994         1993
                                                                    --------------------------------------------------
    INTEREST INCOME
      Interest and fees on loans                                       $202,507     $164,739     $385,419    $321,760
      Interest on securities:
        Taxable                                                          20,349       57,717       36,470     115,314
        Non-taxable                                                       5,760        6,481       11,782      13,377
                                                                       ----------------------------------------------
          Total interest on investment securities                        26,109       64,198       48,252     128,691
      Interest on securities available for sale                          30,747            0       60,362           0
      Interest on short-term investments                                  2,310        2,972        5,847       5,790
                                                                       ----------------------------------------------
          Total interest income                                         261,673      231,909      499,880     456,241
                                                                       ----------------------------------------------

    INTEREST EXPENSE
      Interest on deposits                                               86,120       85,898      168,781     168,189
      Interest on short-term borrowings                                  21,120        9,733       33,623      19,139
      Interest on long-term debt                                          5,507        5,387       10,224      10,010
                                                                       ----------------------------------------------
          Total interest expense                                        112,747      101,018      212,628     197,338
                                                                       ----------------------------------------------
            Net interest income                                         148,926      130,891      287,252     258,903
    PROVISION FOR LOAN LOSSES                                            11,703       11,100       21,892      22,405
                                                                       ----------------------------------------------
            Net interest income after
              provision for loan losses                                 137,223      119,791      265,360     236,498

    NON-INTEREST INCOME
      Service charges on deposit accounts                                21,277       18,834       41,759      36,110
      Mortgage origination and servicing fees                             7,342        7,586       15,296      13,928
      Trust fees                                                          4,334        3,560        8,639       7,085
      Miscellaneous fees                                                 10,294        8,750       21,200      17,272
      Securities gains (losses), net                                         (9)         207           57         553
      Other                                                               1,449        2,517        4,558       4,587
                                                                       ----------------------------------------------
          Total non-interest income                                      44,687       41,454       91,509      79,535
                                                                       ----------------------------------------------

    NON-INTEREST EXPENSE
      Salaries and employee benefits                                     63,599       55,308      126,445     109,624
      Net occupancy                                                       9,907        9,168       19,390      18,029
      Equipment                                                           6,689        6,319       13,123      12,121
      FDIC insurance                                                      6,186        5,809       12,368      11,456
      Other                                                              32,131       29,192       60,591      57,741
                                                                       ----------------------------------------------
          Total non-interest expense                                    118,512      105,796      231,917     208,971
                                                                       ----------------------------------------------
            Income before income taxes                                   63,398       55,449      124,952     107,062
    INCOME TAX EXPENSE                                                   21,006       18,209       41,823      34,978
                                                                       ----------------------------------------------
            NET INCOME                                                 $ 42,392     $ 37,240     $ 83,129    $ 72,084
                                                                       ==============================================

    Average number of shares outstanding (000's)                         79,987       77,753       79,917      77,003
    Net income per share                                               $   0.53     $   0.48     $   1.04    $   0.94
    Dividends declared per share                                       $   0.17     $   0.15     $   0.34    $   0.30

                             SouthTrust Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30
                                                                                 ------------------------
    (In Thousands)                                                                  1994          1993
                                                                                 ------------------------
    OPERATING ACTIVITIES
      Net income                                                                 $    83,129    $  72,084
      Adjustments to reconcile net income to net cash provided
        by operating activities:
       Provision (credit) for:
          Loan losses                                                                 21,892       22,405
          Depreciation of premises and equipment                                      11,443       10,260
          Amortization of intangibles                                                  8,834        7,881
          Amortization of security premium                                               555        4,983
          Accretion of security discount                                                (741)      (4,616)
          Deferred income tax                                                          2,592        3,111
       Net realized and unrealized gain on assets held for sale                       (5,071)      (4,530)
       Net securities (gains) and losses                                                 (57)        (531)
       Origination and purchase of loans held for sale                              (359,047)    (472,949)
       Proceeds of loans held for sale                                               436,632      455,890
       Net (increase) decrease in trading securities                                   6,697        7,643
       Net (increase) decrease in other assets                                       (37,797)      21,853
       Net increase (decrease) in other liabilities                                  (19,302)     (35,201)
                                                                                 ------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                 149,759       88,283


    INVESTING ACTIVITIES
      Proceeds from maturities of securities                                         719,383      869,110
      Proceeds from sales of securities                                               54,821       21,814
      Payments for purchases of:
         Securities                                                               (1,051,132)    (922,547)
         Premises and equipment                                                      (24,090)     (13,095)
      Net increase (decrease) in:
         Short-term investments                                                      (14,032)     114,042
         Loans                                                                    (1,052,527)    (510,838)
      Purchase of subsidiaries, net of cash acquired                                 104,343        9,488
                                                                                 ------------------------
         NET CASH USED IN INVESTING ACTIVITIES                                    (1,263,234)    (432,026)


    FINANCING ACTIVITIES
      Proceeds from issuance of:
         Common Stock                                                                  2,986        1,952
         Long-term debt                                                              100,000      123,000
      Payments for:
         Long-term debt                                                              (13,339)     (38,466)
         Repurchase of Common Stock                                                   (2,688)         (82)
         Cash Dividends                                                              (27,825)     (20,653)
      Net increase (decrease) in:
         Deposits                                                                    153,609      198,652
         Short-term borrowings                                                       804,319      (13,269)
                                                                                 ------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,017,062      251,134
                                                                                 ------------------------
         DECREASE IN CASH AND DUE FROM BANKS                                         (96,413)     (92,609)
      CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                   607,831      540,548
                                                                                 ------------------------
      CASH AND DUE FROM BANKS AT END OF YEAR                                     $   511,418    $ 447,939
                                                                                 ========================

      Supplemental Disclosures of Cash Flow Information:
        Cash paid during the period for:
          Interest                                                               $   211,992    $ 216,833
          Income taxes                                                                49,881       38,066
        Non-cash transactions:
          Assets acquired in business combinations                                   160,788      665,320
          Liabilities acquired in business combinations                              157,094      627,242
          Loans transferred to Other Real Estate                                       9,453        9,207
          Loans securitized into mortgage-backed securities                          294,694      318,916

    See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis Of Presentation

         The Consolidated Condensed Financial Statements were prepared by the Company without audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the six month period ended June 30, 1994 and 1993. Results of operations for the interim 1994 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements on Form 10-K.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1994
                                  (Unaudited)

EARNINGS SUMMARY

         Net income for this second quarter of 1994 was $42.4 million, an increase of 14% over the second quarter 1993 level of $37.2 million. For the six months ended June 30, 1994, net income was $83.1 million, up 15% over the 1993 six month level of $72.1 million. Net income for the quarter was $0.53 per share compared to $0.48 in the second quarter of 1993. For the first six months of 1994, earnings per share was $1.04 compared to $0.94 in the same period of 1993. The return on average assets was 1.10% for the quarter and 1.11% for the six months ended June 30, 1994. The 1994 returns on average stockholder equity were 15.80% for the quarter and 15.71% for the six month period.

NET INTEREST INCOME

         Net interest income is the difference between interest income and interest expense and is the major component of net income of the Company. For purposes of this discussion, income that is either exempt from federal income taxes or is taxed at a preferential rate has been adjusted to fully taxable equivalent amounts using a statutory federal tax rate of 35 percent.
         Net interest income in the second quarter of 1994 was $152.9 million, up $17.8 million or 13% from $135.1 million for the second quarter of 1993.
For the quarter, total interest income increased 13% to $265.7 million as average interest earning assets increased 15% to $14,303.3 million and the average rate earned decreased 15 basis points to 7.45%. For the six months ended June 30, 1994, net interest income increased 10% to $295.3 million from the comparable period in 1993. Average interest-earning assets were up 14% to $13,913.0 million for the six month period, while the average yeild over the period decreased 35 basis points from 1993 to 7.36%. The decrease in yeilds earned reflects the decrease in market interest rates.
         Total interest expense for the quarter was $112.7 million, an increase of 12% from the second quarter of 1993. Average interest bearing liabilities during the quarter were up 14% from the second quarter of 1993 to $12,362.2 million. The average rate paid on interest-bearing liabilities was 3.66%, down 7 basis points from the second quarter of 1993. For the six months ended June 30, 1994, total interest expense was $212.6 million, an increase of 8% from the comparable period in 1993. During the six month period, average interest bearing-liabilities were $12,000.9 million, an increase of 13% over the same period in 1993. During the six month period, the average rate paid on interest-bearing liabilities was 3.57%, reflecting a decrease of 18 basis points from the average rate paid during the first six months of 1993.
         The taxable equivalent net interest margin for the second quarter was 4.29%, down from 4.35% during the same period 1993. The net interest spread for the second quarter was 3.79% compared to 3.87% during the second quarter of 1993. For the six months ended June 30, 1994 the net interest margin was 4.28% compared to 4.43% in 1993. For the six month period the net interest spread was 3.79% in 1994 compared to 3.96% in 1993.

PROVISIONS FOR LOAN LOSSES

         The provision for loan losses was $11.7 million for the second quarter of 1994 compared to $11.1 million in the second quarter of 1993; and $21.9 million for the six months ended June 30, 1994 compared to $22.4 million in the comparable period of 1993. Net charge-offs for the quarter were $5.4 million or 0.22% of average net loans, compared to $4.9 million or 0.24% during the second quarter of 1993. Year-to-date net charges-offs through June 30, 1994 were $8.2 million or 0.17% of average net loans compared to $12.8 million or 0.32% during the first six months of 1993. For the year ended December 31, 1993, net charge-offs were $24.6 million or 0.29% of the average net loans. Further information on loan charge-offs is included in the discussion of the allowance for loan losses.

NON-INTEREST INCOME

         Total non-interest income increased $3.2 million or 8% to $44.7 million for the second quarter of 1994 and $12.0 million or 15% to $91.5 million for the six months ended June 30, 1994. The largest portion of the increase is attributable to increased service charges on deposit accounts, which increased $2.4 million or 13% to $21.3 million for the quarter and $5.6 million or 16% to $41.8 million for the six months ended June 30, 1994. This increase it attributable to an increased number of deposit accounts and various rate increases for certain service charges. Mortgage origination and service fees decreased $0.2 million or 3% to $7.3 million for the quarter and increased $1.4 million or 10% to $15.3 million for the first six months of 1994.

         Security losses for the second quarter of 1994 were $9,000 compared to gains of $207,000 during the second quarter of 1993. For the first six months of 1994 securities gains totaled $57,000 compared to $553,000 in the first six months of 1993. Trust fees increased $0.8 million or 22% to $4.3 million for the quarter and $1.6 million or 22% to $8.6 million for the first six months of 1994. Other fee income increased $1.5 million or 18% to $10.3 million for the quarter and $3.9 million or 23% to $21.2 million for the six months ended June 30, 1994. Other non-interest income decreased $1.1 million or 42% for the quarter to $1.4 million. For the six months ended June 30, 1994, other non-interest income was $4.6 million, virtually unchanged from the comparable period of 1993. There were no significant non-recurring non-interest income items recorded in 1994 or 1993.

NON-INTEREST EXPENSE

         Total non-interest expense for the quarter was $118.5 million, an increase of $12.7 million or 12% from the $105.8 million reported in the second quarter of 1993. For the six months ended June 30, 1994, total non-interest expense increased $22.9 million or 11% to $231.9 million.
         Salaries and employee benefits accounted for the largest portion of the increase for the quarter and six month period. For the quarter salaries and employee benefits increased $8.3 million or 15% to $63.6 million. For the six months ended June 30, 1994, salaries and employee benefits increased $16.8 million or 15% to $126.4 million. The number of full time equivalent employees rose to 7,243 at June 30, 1994, an increase of 7% from the June 30, 1993 level of 6,791. Net occupancy expense increased $0.7 million or 8% to $9.9 million for the quarter and $1.4 million or 8% to $19.4 million for the six month period. Equipment expense increased 6% for the quarter and 8% for the six month period ended June 30, 1994 over the comparable periods in 1993 to $6.7 million and $13.1 million, respectively. Increases in occupancy and equipment expenses are primarily attributable to an increase in the number of branches from 372 at June 30, 1993 to 400 at June 30, 1994. FDIC insurance expense increased 6% for the quarter and 8% on a year-to-date basis to $6.2 million and $12.4 million as a result of an increase in deposits. All other non-interest expense items increased $2.9 million or 10% to $32.1 million for the quarter and $2.8 million or 5% to $60.6 million for the first six months of 1994. There were no significant non-recurring non-interest expense items recorded in 1994 or 1993.
         Income tax expense for the second quarter of 1994 was $21.0 million for an effective tax rate of 33.1% compared to $18.2 million or an effective rate of 32.8% in the second quarter of 1993. For the six months ended June 30, 1994, income tax expense was $41.8 million for an effective tax rate of 33.5% compared to $35.0 million and an effective tax rate of 32.7% for the first six months of 1993. The increase in the effective tax rate was due primarily to a decline in the proportional amount of revenue on non- taxable investment securities, the 100% disallowance of interest expense deemed attributable to debt used to carry non-taxable investment securities, and an increase in the statutory federal corporate income tax rate to 35% in 1994 from 34% in 1993.

SUMMARY OF FINANCIAL CONDITION

         Total assets at June 30, 1994 were $15.9 billion, representing an increase of $2.3 billion or 17% from June 30, 1993. At December 31, 1993 total assets were $14.7 billion. Average total assets for the quarter were $15.5 billion compared to $13.5 billion for the second quarter of 1993.
         Average earning assets for the second quarter and first six months were $14.3 billion and $13.9 billion respectively, representing an increase of 15% and 14% over the comparable periods in 1993. Average interest-bearing liabilities for the quarter and six months ended June 30, 1994 were $12.4 billion and $12.0 billion, respectively, increases of 14% and 13% over the comparable levels in 1993.

LOANS

         Loans, net of unearned income at June 30, 1994 totaled $10,524.1 million compared to $9,448.3 million at December 31, 1993.
         Commercial real estate mortgage loans increased $299.0 million from December 31, 1993 to $2,893.5 million, or 27.3% of total loans. This category represents the Company's largest credit concentration and includes all real estate mortgage loans except 1-4 family residential mortgage loans. Residential real estate mortgage loans at June 30, 1994 were $2,533.2 million or 23.9% of total loans compared to $2,322.1 million or 24.4% at December 31, 1993. Real estate construction loans were $532.5 million or 5.0% of total loans up from $448.6 milion or 4.7% of total loans at December 31, 1993.
         Commercial, financial and agricultural loans at June 30, 1994 were $3,102.2 million or 29.2% of total loans, compared to $2,814.1 million or 29.5% of total loans at December 31, 1993. This segment is widely diversified and there were no significant industry concentrations.
         Loans to individuals at June 30, 1994 totaled $1,547.6 million or 14.6% of total loans, compared to $1,347.7 million or 14.2% of total loans at December 31, 1993.
         Unearned income was $84.9 million at June 30, 1994 and $78.7 million at December 31, 1993.

NON-PERFORMING ASSETS

         Non-performing assets at June 30, 1994 were $100.3 million or .95% of net loans and other real estate owned, representing a decrease of $12.8 million or 11% from the December 31, 1993 level of $113.1 million. Loans 90 days past due and accruing were $13.4 at June 30, 1994 compared to $13.2 million at December 31, 1993. Included in non-performing assets at June 30, 1994 were $59.9 million of loans on non-accrual status, other real estate owned totaling $38.2 million, and $2.2 million of restructured loans.
         As of June 30, 1994, the Company had loans of approximately $20.0 million for which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, and may result in the loans' repayment terms being restructured, and/or the loans going on non-performing status. Such loans are continuously reviewed by management, and their classification may be changed if conditions warrant.
         Net charge-offs during the quarter totaled $5.4 million or 0.22% of average net loans on an annualized basis compared to $4.9 million or 0.24% during the second quarter of 1993. For the six months ended June 30, 1994, net charge-offs were $8.1 million or 0.17% of average net loans on an annualized basis, compared to $12.8 million or 0.32% during the same period in 1993. The provision for loan losses as a percentage of net charge-offs was 215% during the second quarter of 1994 and 224% during the second quarter of 1993. For the 1994 six month period the provision for loan losses was 268% of net charge-offs compared to 176% during the comparable period of 1993.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses at June 30, 1994 was $149.3 million or 1.42% of net loans compared to $135.2 million or 1.43% at December 31, 1993. Market interest rates, including the prime lending rate have recently increased. Although Management does not believe that the recent rate increases will have any significant impact on non-performing assets or net charge-offs, substantial rate increases could result in higher debt service cost to borrowers, and in turn result in higher delinquencies and non-performing loans. Management has taken into consideration present and expected economic conditions, the level of risk in the portfolio, the level of non-performing assets, potential problem loans, and delinquencies in assessing the allowance for loan losses and considers the allowance for loan losses to be adequate.

SECURITIES AND SECURITIES AVAILABLE FOR SALE

         On December 31, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
         The initial adoption of SFAS No. 115 resulted in designating $2,454.8 million securities as available for sale, which were recorded at fair value, and the recording of an increase in stockholders' equity, net of deferred income taxes, in the amount $10.2 million. These securities were classified as available for sale in order to proivide a source of liquidity to the Company.
         At June 30, 1994, securities available for sale totaled $2,326.4 million, reflecting a decrease of $128.4 million from December 31, 1993.
         Securities held to maturity totaled $1,680.7 million at June 30, 1994, an increase of $402.7 million from the December 31, 1993 level of $1,278.0 million.
         At June 30, 1994, the book value of securities held to maturity exceeded the fair value by $25.6 million, compared to an unrealized gain $49.2 million at December 31, 1993. The after-tax unrealized loss on securities available for sale was $5.8 million at June 30, 1994 compared to an after-tax unrealized gain of $10.2 million at December 31, 1993. The decrease in unrealized gains from December 31, 1993 to June 30, 1994 was a result of decreasing values in the bond market due to increasing interest rates and general market uncertainty.

SHORT-TERM INVESTMENTS

         Short-term investments at June 30, 1994 totaled $243.0 million, reflecting a decrease of $65.1 million from the December 31, 1993 level of $308.1. At June 30, 1994 short-term investments consisted of $53.6 million in federal funds sold, $0.2 million in securities purchased under resale agreements, $9.9 million in time deposits with other banks, and $179.3 million in assets held for sale. Assets held for sale consisted of $167.1 million in mortgage loans in the process of being securitized and sold to third party investors and $12.2 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.
         The Company's Asset/Liablility Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position in determining desired balances of short-term investments and alternative uses of such funds.

OTHER ASSETS

         Other assets at June 30, 1994 were $795.3 million compared to $746.1 million at December 31, 1993. At June 30, 1994 other assets included $334.7 million in premises and equipment, due from customers on acceptances of $27.2 million, and other non-earning assets of $433.4 million.
         Cash and due from banks was $511.4 million at June 30, 1994, a decrease of $96.4 million from $607.8 million at December 31, 1993.

FUNDING

         The Company's funding sources can be divided into three broad categories: deposits, short-term borrowings and long-term borrowings.
         Deposits are the Company's primary source of funding. Total deposits at June 30, 1994 were $11,827.2 million up 3% from the December 31, 1993 level of $11,515.3 million. At June 30, 1994 total deposits included interest-bearing deposits of $9,967.6 million and other deposits of $1,859.6 million.
         Core deposits, defined as demand deposits and time deposits under $100,000, totaled $10,377.9 million or 87.7% of total deposits at June 30, 1994. This compares to core deposits of $10,057.5 million or 87.3% at December 31, 1993.
         Short-term borrowings at June 30, 1994 were $2,374.8 million and included federal funds purchased of $876.0 million, securities sold under agreements to repurchase of $867.9 million and other borrowed funds of $630.9 million. At June 30, 1994 total short-term borrowings were 14.9% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $1,456.5 million or 9.9% of total liabilities and stockholders' equity at December 31, 1993.
         At June 30, 1994 total long-term debt was $442.6 million representing a decrease of $27.4 million from the December 31, 1993 level of $470.0 million. During the first quarter of 1994, the Company filed a shelf registration statement for $200 million in subordinated debt securities. During the second quarter of 1994 the Company issued $100 million of 7 5/8%

Subordinated Notes due 2004 under the shelf registration. Repayment of long-term debt during the six months ended June 30, 1994 totaled $13.3 million and $114.0 million was reclassified to short-term borrowings since it has become payable within one year.

CAPITAL

         At June 30, 1994 total stockholders' equity was $1,093.8 million or 6.87% of total assets compared to $1,051.8 million or 7.15% at December 31, 1993. During the first six months of 1994 net income added $83.1 million to capital. Sales of common stock through the Dividend Reinvestment Plan, the employee stock purchase and stock option plans for $3.0 million represented the issuance of 271,549 shares. Treasury stock purchases for 142,326 shares reduced equity by $2.7 million. Dividends declared during the period totaled $27.0 million, and the net unrealized gain on securities available for sale decreased $18.1 million from an unrealized gain of $10.2 million at December 31, 1993 to an unrealized loss of $7.9 million at June 30, 1994. Stock issued in a business combination during 1994 added $3.7 million to equity.
         The Company is subject to the capital adequacy guidelines adopted by the Federal Reserve Board, which is the regulatory agency governing bank holding companies. The Company's capital ratios and those of subsidiary banks are in excess of these regulatory requirements and Management expects that these ratios will continue to be maintained above the minimum levels required by the regulators.
         At June 30, 1994, the Company had a total risk-based capital ratio of 12.67%, consisting of a Tier I capital ratio of 8.27% and supplemental capital elements of 4.40%; and a leverage ratio of 6.41%.

COMMITMENTS

         The Company's subsidiary banks had standby letters of credit outstanding of approximately $285.5 million at June 30, 1994 and $347.8 million at December 31, 1993.
         The Company's subsidiary banks had outstanding commitments to extend credit of approximately $4,009.4 million at June 30, 1994 and $3,160.0 million at December 31, 1993.
         The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments is essentially the same as those for extension of credit to its customers.
         Presently the Company has no commitments for significant capital expenditures.
         The Company subsidiaries regularly originate and sell loans, consisting primarily of mortgage loans sold to third party investors, which contain various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions are insignificant.

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

Item 6.   Exhibits and Reports on Form 8-K

       (a)     Exhibits

               No. (4) SouthTrust Corporation Shareholders' Rights Agreement. (Incorporated herein by reference from Registration Statement No. 1-3613).

               No. (11) Statement of Computation of Earnings Per Share.

       (b)     Reports on Form 8-K

               During the three months ended June 30, 1994 the Company did not file a Form 8-K current report with the Securities and Exchange Commission.



                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SOUTHTRUST CORPORATION


Date:  August  5, 1994                       /s/ Wallace D. Malone, Jr.
       ---------------                       --------------------------
                                             Wallace D. Malone, Jr.
                                             Chairman and Chief
                                             Executive Officer



Date:  August  5, 1994                       /s/ Aubrey D. Barnard
       ---------------                       ---------------------
                                             Aubrey D. Barnard
                                             Secretary, Treasurer and Controller