Form 10-Q
period 1994-09-30
SOUTHTRUST CORP
filed 1994-11-10
CIK 92081

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    QUARTERLY REPORT PURSUANT TO 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1994             Commission file number 0-3613
                  --------------------           -------------------------------

                            SOUTHTRUST CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                      63-0574085
- -------------------------------------------            -------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

 420 North 20th Street, Birmingham, Alabama                       35203
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (205) 254-5509
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1994.

                                                            Number of Shares
         Title of Class                                       Outstanding
         --------------                                     ----------------
            [S]                                                [C]
            $2.50 par                                          81,258,620

                             SOUTHTRUST CORPORATION
                      Consolidated Statements of Condition
                                  (Unaudited)


                                                                                  September 30           December 31
                                                                          ------------------------------------------
(In Thousands)                                                                1994           1993            1993
                                                                          ------------------------------------------
ASSETS
Cash and due from banks                                                   $   575,047    $   552,763     $   607,831
Short-term investments:
  Federal funds sold and securities purchased
    under resale agreements                                                    21,021         12,816           1,975
  Interest-bearing deposits in other banks                                     13,763         17,173          47,651
  Assets held for sale                                                        175,699        225,941         258,506
                                                                          ------------------------------------------
    Total short-term investments                                              210,483        255,930         308,132
Securities available for sale                                               2,326,289              0       2,454,760
Securities held for investment (Fair value of $1,609,318 at
  September 30, 1994 and $3,982,582 and $1,327,228 at
  September 30, 1993 and December 31, 1993, respectivley)                   1,682,223      3,891,292       1,278,007
Loans                                                                      11,558,599      8,955,761       9,527,004
Less:
  Unearned income                                                              86,269         77,447          78,685
  Allowance for loan losses                                                   167,475        123,762         135,233
                                                                          ------------------------------------------
    Net loans                                                              11,304,855      8,754,552       9,313,086
Premises and equipment, net                                                   356,103        306,341         321,623
Due from customers on acceptances                                              24,693         17,271          26,270
Other assets                                                                  475,788        386,140         398,255
                                                                          ------------------------------------------
     TOTAL ASSETS                                                         $16,955,481    $14,164,289     $14,707,964
                                                                          ==========================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Interest-bearing                                                      $10,291,096     $9,270,735      $9,732,460
    Other                                                                   1,952,111      1,646,375       1,782,851
                                                                          ------------------------------------------
      Total deposits                                                       12,243,207     10,917,110      11,515,311
  Federal funds purchased and securities sold
    under agreements to repurchase                                          1,909,527      1,487,404       1,207,026
  Other short-term borrowings                                                 906,490        110,731         249,434
  Bank acceptances outstanding                                                 24,783         17,271          26,270
  Other liabilities                                                           201,562        175,911         188,172
  Long-term debt                                                              541,425        465,913         469,985
                                                                          ------------------------------------------
      Total liabilities                                                    15,826,994     13,174,340      13,656,198
  Stockholders' equity:
    Preferred Stock, par value $1.00 a share:
      5,000,000 shares authorized; issued and outstanding - none                    0              0               0
    Common Stock, par value $2.50 a share:
      200,000,000 shares authorized; 81,737,094 shares issued
      at September 30, 1994 and 78,261,082 and 79,735,663 at
      September 30, 1993 and December 31, 1993, respectively                  204,343        195,653         199,339
    Capital surplus                                                           230,517        194,972         215,113
    Retained earnings                                                         719,148        602,307         630,240
    Unrealized gain (loss) on securities available for sale                   (19,666)             0          10,218
    Treasury stock at cost:
      478,474 shares at September 30, 1994 and 326,144 and 334,980
      shares at September 30, 1993 and December 31, 1993, respectively         (5,855)        (2,983)         (3,144)
                                                                          ------------------------------------------
        Total stockholders' equity                                          1,128,487        989,949       1,051,766
                                                                          ------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $16,955,481    $14,164,289     $14,707,964
                                                                          ==========================================

See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                             Three Months Ended            Nine Months Ended
                                                                                September 30                  September 30
                                                                          ----------------------------------------------------
(In thousands, except per share data)                                       1994           1993            1994         1993
                                                                          ----------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                              $229,972       $170,599        $615,391     $492,359
  Interest on securities:
    Taxable                                                                 19,046         54,578          55,516      169,892
    Non-taxable                                                              5,704          6,684          17,486       20,061
                                                                          ----------------------------------------------------
      Total interest on investment securities                               24,750         61,262          73,002      189,953
  Interest on securities available for sale                                 35,138              0          95,500            0
  Interest on short-term investments                                         2,368          3,348           8,215        9,138
                                                                          ----------------------------------------------------
      Total interest income                                                292,228        235,209         792,108      691,450
                                                                          ----------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                                      98,252         83,841         267,033      252,030
  Interest on short-term borrowings                                         28,028         10,734          61,651       29,873
  Interest on long-term debt                                                 6,949          5,524          17,173       15,534
                                                                          ----------------------------------------------------
      Total interest expense                                               133,229        100,099         345,857      297,437
                                                                          ----------------------------------------------------
        Net interest income                                                158,999        135,110         446,251      394,013
PROVISION FOR LOAN LOSSES                                                   11,380         11,718          33,272       34,123
                                                                          ----------------------------------------------------
        Net interest income after
          provision for loan losses                                        147,619        123,392         412,979      359,890

NON-INTEREST INCOME
  Service charges on deposit accounts                                       22,262         19,974          64,020       56,084
  Mortgage origination and servicing fees                                    6,820          9,170          22,117       23,098
  Trust fees                                                                 4,161          3,575          12,800       10,660
  Miscellaneous fees                                                        10,128          8,906          31,327       26,109
  Securities gains, net                                                         60             16             117          569
  Other                                                                      2,955          2,310           7,515        6,966
                                                                          ----------------------------------------------------
      Total non-interest income                                             46,386         43,951         137,896      123,486
                                                                          ----------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                            65,499         57,673         191,944      167,297
  Net occupancy                                                             10,438          9,150          29,828       27,179
  Equipment                                                                  7,141          6,532          20,264       18,653
  FDIC insurance                                                             6,618          5,988          18,986       17,444
  Other                                                                     37,286         29,685          97,878       87,426
                                                                          ----------------------------------------------------
      Total non-interest expense                                           126,982        109,028         358,900      317,999
                                                                          ----------------------------------------------------
        Income before income taxes                                          67,023         58,315         191,975      165,377
INCOME TAX EXPENSE                                                          22,517         19,244          64,340       54,222
                                                                          ----------------------------------------------------
        NET INCOME                                                        $ 44,506       $ 39,071        $127,635     $111,155
                                                                          ====================================================

Average number of shares outstanding (000's)                                80,955         78,198          80,267       77,406
Net income per share                                                      $   0.55       $   0.50        $   1.59     $   1.44
Dividends declared per share                                              $   0.17       $   0.15        $   0.51     $   0.45

    See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30
(In Thousands)                                                                            1994            1993
                                                                                      ---------------------------
OPERATING ACTIVITIES
  Net income                                                                          $   127,635     $   111,155
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                                          33,272          34,123
      Depreciation of premises and equipment                                               17,739          15,664
      Amortization of intangibles                                                          11,801          12,003
      Amortization of security premium                                                        690           7,556
      Accretion of security discount                                                       (1,196)         (8,482)
      Deferred income tax                                                                   3,311           3,421
   Net realized and unrealized gain on assets held for sale                                (6,627)         (6,597)
   Net securities (gains) and losses                                                         (117)           (545)
   Origination and purchase of loans held for sale                                       (427,789)       (709,423)
   Proceeds of loans held for sale                                                        519,032         697,906
   Net (increase) decrease in trading securities                                           (1,809)         (9,068)
   Net (increase) decrease in other assets                                                (32,886)          7,335
   Net increase (decrease) in other liabilities                                             8,843          (3,592)
                                                                                      ---------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                          251,899         151,456


INVESTING ACTIVITIES
  Proceeds from maturities of securities                                                  815,150       1,548,173
  Proceeds from sales of securities                                                       144,891          25,629
  Payments for purchases of:
     Securities                                                                        (1,176,698)     (1,440,253)
     Premises and equipment                                                               (41,071)        (21,851)
  Net increase (decrease) in:
     Short-term investments                                                                22,988         109,080
     Loans                                                                             (1,642,132)       (894,468)
  Purchase of subsidiaries, net of cash acquired                                           89,208          25,545
                                                                                      ---------------------------
     NET CASH USED IN INVESTING ACTIVITIES                                             (1,787,664)       (648,145)

FINANCING ACTIVITIES
  Proceeds from issuance of:
     Common Stock                                                                           4,435           3,111
     Long-term debt                                                                       195,000         195,000
  Payments for:
     Long-term debt                                                                       (53,598)        (83,385)
     Repurchase of Common Stock                                                            (2,712)            (91)
     Cash Dividends                                                                       (41,453)        (32,230)
  Net increase (decrease) in:
     Deposits                                                                             126,776         163,227
     Short-term borrowings                                                              1,274,533         263,271
                                                                                      ---------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                          1,502,981         508,903
                                                                                      ---------------------------
     DECREASE IN CASH AND DUE FROM BANKS                                                  (32,784)         12,214
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                            607,831         540,548
                                                                                      ---------------------------
  CASH AND DUE FROM BANKS AT END OF YEAR                                              $   575,047     $   552,762
                                                                                      ===========================

  Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Interest                                                                        $   331,433     $   327,721
      Income taxes                                                                         71,537          57,297
    Non-cash transactions:
      Assets acquired in business combinations                                            645,009         830,747
      Liabilities acquired in business combinations                                       620,109         783,562
      Loans transferred to Other Real Estate                                               14,180          13,812
      Loans securitized into mortgage-backed securities                                   349,314         478,374

    See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis Of Presentation

         The Consolidated Condensed Financial Statements were prepared by the Company without audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the nine month periods ended September 30, 1994 and 1993. Results of operations for the interim 1994 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

Note B - Business Combinations

         During 1994 the Company has completed the following business combinations:

                                                  (In Millions)
Date              Institution                   Assets      Loans    Deposits           Location
- ----              -----------                   ------      -----    --------           --------
q
May 20      Altus Federal Savings Bank          $118.9    $   0.0      $117.5         Bay Minette, AL
            (5 branches)                                                              Dothan, AL
                                                                                      Montgomery, AL
                                                                                      Ozark, AL
                                                                                      Tuscaloosa, AL
June 30     Bank of Bradenton                     41.9       23.6        40.7         Bradenton, FL
July 8      Homebanc Federal
              Savings Bank                       274.5      230.3       256.1         Atlanta, GA
July 28     First Columbus
              Community Bank & Trust              54.4       35.3        48.8         Columbus, GA
Sept 15     First Jefferson Corporation           40.5       23.6        36.6         Biloxi, MS
Sept 22     Citrus National Bank                  40.4       26.9        36.8         Crystal River, FL
Sept 28     Island Bank of Collier County         25.9       13.5        21.6         Marco Island, FL
Sept 28     Community Bank of Charlotte           48.6       31.3        43.0         Port Charlotte, FL

         The acquisitions of Bank of Bradenton, First Columbus Community Bank & Trust, and Community Bank of Charlotte were accounted for as poolings-of-interests; however, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisitions prior to their respective acquisition dates, since the effect is not material. In these transactions, approximately 1,290,675 shares of SouthTrust Corporation common stock were exchanged for all outstanding shares of the acquired institutions.

         All other acquisitions were accounted for under the purchase method of accounting. Under purchase accounting, the results of operations of all such acquisitions, subsequent to the respective acquisition dates are included in the Consolidated Financial Statements.
         Consideration given in all purchase transactions aggregated approximately $29.8 million in cash and 295,355 shares of SouthTrust Corporation common stock valued at $3.1 million. Total intangible assets recognized in these transactions were approximately $35.2 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (Unaudited)

EARNINGS SUMMARY

         Net income for the third quarter of 1994 was $44.5 million, an increase of 14% over the third quarter 1993 level of $39.1 million. For the nine months ended September 30, 1994, net income was $127.6 million, up 15% over the 1993 nine month level of $111.2 million. Net income for the quarter was $0.55 per share compared to $0.50 in the third quarter of 1993. For the first nine months of 1994, earnings per share was $1.59 compared to $1.44 in the same period of 1993. The return on average assets was 1.08% for the quarter and 1.10% for the nine months ended September 30, 1994. The 1994 returns on average stockholder equity were 15.96% for the quarter and 15.80% for the nine month period.

NET INTEREST INCOME

         Net interest income is the difference between interest income and interest expense and is the major component of net income of the Company. For purposes of this discussion, income that is either exempt from federal income taxes or is taxed at a preferential rate has been adjusted to fully taxable equivalent amounts using a statutory federal tax rate of 35 percent.
         Net interest income in the third quarter of 1994 was $163.1 million, up $23.4 million or 17% from $139.7 million for the third quarter of 1993. For the quarter, total interest income increased 24% to $296.3 million as average interest earning assets increased 19% to $15,198.9 million and the average rate earned increased 27 basis points to 7.73% from the same period in 1993. For the nine months ended September 30, 1994, net interest income increased 13% to $458.4 million from the comparable period in 1993. Average interest-earning assets were up 16% to $14,346.4 million for the nine month period, while the average yield over the period decreased 12 basis points from 1993 to 7.50%.
         Total interest expense for the quarter was $133.2 million, an increase of 33% from the third quarter of 1993. Average interest bearing liabilities during the quarter were up 19% from the third quarter of 1993 to $13,226.8 million. The average rate paid on interest-bearing liabilities was 4.00%, up 41 basis points from the third quarter of 1993. For the nine months ended September 30, 1994, total interest expense was $345.9 million, an increase of 16% from the comparable period in 1993. During the nine month period, average interest-bearing liabilities were $12,414.0 million, an increase of 15% over the same period in 1993. During the nine month period, the average rate paid on interest-bearing liabilities was 3.72%, reflecting an increase of 3 basis points from the average rate paid during the first nine months of 1993.
         The taxable equivalent net interest margin for the third quarter was 4.26%, down from 4.35% during the same period 1993. The net interest spread for the third quarter was 3.73% compared to 3.87% during the third quarter of 1993. For the nine months ended September 30, 1994 the net interest margin was 4.27% compared to 4.40% in 1993. For the nine month period the net interest spread was 3.78% in 1994 compared to 3.93% in 1993.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $11.4 million for the third quarter of 1994 compared to $11.7 million in the third quarter of 1993; and $33.3 million for the nine months ended September 30, 1994 compared to $34.1 million in the comparable period of 1993. Net charge-offs for the quarter were $4.1 million or 0.15% of average net loans, compared to $7.2 million or 0.33% during the third quarter of 1993. Year-to-date net charges-offs through September 30, 1994 were $12.3 million or 0.16% of average net loans compared to $20.0 million or 0.33% during the first nine months of 1993. For the year ended December 31, 1993, net charge-offs were $24.6 million or 0.29% of the average net loans. Further information on loan charge-offs is included in the discussion of the allowance for loan losses.

NON-INTEREST INCOME

         Total non-interest income increased $2.4 million or 6% to $46.4 million for the third quarter of 1994 and $14.4 million or 12% to $137.9 million for the nine months ended September 30, 1994. The largest portion of the increase is attributable to increased service charges on deposit accounts, which increased $2.3 million or 11% to $22.3 million for the quarter and $7.9 million or 14% to $64.0 million for the nine months ended September 30, 1994. This increase is attributable to an increased number of deposit accounts and various rate increases for certain service charges. Mortgage origination and service fees decreased $2.3 million or 26% to $6.8 million for the quarter and $1.0 million or 4% to $22.1 million for the first nine months of 1994. The decrease in mortgage fees is attributable to a slow-down in mortgage loan originations from last year, as interest rates have increased, resulting in a substantial reduction in refinancings and new loans.
         Security gains for the third quarter of 1994 were $60,000 compared to gains of $16,000 during the third quarter of 1993. For the first nine months of 1994 securities gains totaled $117,000 compared to $569,000 in the first nine months of 1993. Trust fees increased $0.6 million or 16% to $4.2 million for the quarter and $2.1 million or 20% to $12.8 million for the first nine months of 1994. Other fee income increased $1.2 million or 14% to $10.1 million for the quarter and $5.2 million or 20% to $31.3 million for the nine months ended September 30, 1994. Other non-interest income increased $0.6 million or 28% for the quarter to $3.0 million. For the nine months ended September 30, 1994, other non-interest income increased $0.5 million or 8% to
7.5 million, from the comparable period in 1993. There were no significant non-recurring non-interest income items recorded in 1994 or 1993.

NON-INTEREST EXPENSE

         Total non-interest expense for the quarter was $127.0 million, an increase of $18.0 million or 16% from the $109.0 million reported in the third quarter of 1993. For the nine months ended September 30, 1994, total non-interest expense increased $40.9 million or 13% to $358.9 million.
         Salaries and employee benefits accounted for the largest portion of the increase for the quarter and nine month period. For the quarter salaries and employee benefits increased $7.8 million or 14% to $65.5 million. For the nine months ended September 30, 1994, salaries and employee benefits increased $24.6 million or 15% to $191.9 million. The number of full time equivalent employees rose to 7,435 at September 30, 1994, an increase of 8% from the September 30, 1993 level of 6,853. Net occupancy expense increased $1.3 million or 14% to $10.4 million for the quarter and $2.6 million or 10% to $29.8 million for the nine month period. Equipment expense increased 9% for the quarter and nine month periods ended September 30, 1994 over the comparable periods in 1993 to $7.1 million and $20.3 million, respectively. Increases in occupancy and equipment expenses are primarily attributable to an increase in the number of branches from 383 at September 30, 1993 to 421 at September 30, 1994. FDIC insurance expense increased 11% for the quarter and 9% on a year-to-date basis to $6.6 million and $19.0 million as a result of an increase in deposits. All other non-interest expense items increased $7.6 million or 26% to $37.3 million for the quarter and $10.5 million or 12% to $97.9 million for the first nine months of 1994. There were no significant non-recurring non-interest expense items recorded in 1994 or 1993.
         Income tax expense for the third quarter of 1994 was $22.5 million for an effective tax rate of 33.6% compared to $19.2 million or an effective rate of 33.0% in the third quarter of 1993. For the nine months ended September 30, 1994, income tax expense was $64.3 million for an effective tax rate of 33.5% compared to $54.2 million and an effective tax rate of 32.8% for the first nine months of 1993. The increase in the effective tax rate was due primarily to a decline in the proportional amount of revenue on non-taxable investment securities, and the 100% disallowance of interest expense deemed attributable to debt used to carry non-taxable investment securities.

SUMMARY OF FINANCIAL CONDITION

         Total assets at September 30, 1994 were $17.0 billion, representing an increase of $2.8 billion or 20% from September 30, 1993. At December 31, 1993 total assets were $14.7 billion. Average total assets for the quarter were $16.4 billion compared to $13.8 billion for the third quarter of 1993.
         Average earning assets for the third quarter and first nine months were $15.2 billion and $14.3 billion respectively, representing an increase of 19% and 16% over the comparable periods in 1993. Average interest-bearing liabilities for the quarter and nine months ended September 30, 1994 were $13.2 billion and $12.4 billion, respectively, increases of 19% and 15% over the comparable levels in 1993.

LOANS

         Loans, net of unearned income at September 30, 1994 totaled $11,472.3 million compared to $9,448.3 million at December 31, 1993.
         Commercial real estate mortgage loans increased $547.4 million from December 31, 1993 to $3,141.8 million, or 27.2% of total loans. This category represents the Company's largest credit concentration and includes all real estate mortgage loans except 1-4 family residential mortgage loans. Residential real estate mortgage loans at September 30, 1994 were $2,873.1 million or 24.9% of total loans compared to $2,322.1 million or 24.4% at December 31, 1993. Real estate construction loans were $636.6 million or 5.5% of total loans up from $448.6 million or 4.7% of total loans at December 31, 1993.
         Commercial, financial and agricultural loans at September 30, 1994 were $3,247.5 million or 28.1% of total loans, compared to $2,814.1 million or 29.5% of total loans at December 31, 1993. This segment is widely diversified and there were no significant industry concentrations.

         Loans to individuals at September 30, 1994 totaled $1,659.5 million or 14.4% of total loans, compared to $1,347.7 million or 14.2% of total loans at December 31, 1993.
         Unearned income was $86.3 million at September 30, 1994 and $78.7 million at December 31, 1993.

NON-PERFORMING ASSETS

         Non-performing assets at September 30, 1994 were $109.3 million or .95% of net loans plus other real estate owned, representing a decrease of $3.8 million from the December 31, 1993 level of $113.1 million. Loans 90 days past due and accruing were $17.7 at September 30, 1994 compared to $13.2 million at December 31, 1993. Included in non-performing assets at September 30, 1994 were $63.5 million of loans on non-accrual status, other real estate owned totaling $43.6 million, and $2.2 million of restructured loans.
         As of September 30, 1994, the Company had loans of approximately
$19.9 million for which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, and may result in the loans' repayment terms being restructured, and/or the loans going on non-performing status. Such loans are continuously reviewed by management, and their classification may be changed if conditions warrant.
         Net charge-offs during the quarter totaled $4.1 million or 0.15% of average net loans on an annualized basis compared to $7.2 million or 0.33% during the third quarter of 1993. For the nine months ended September 30, 1994, net charge-offs were $12.2 million or 0.16% of average net loans on an annualized basis, compared to $20.0 million or 0.33% during the same period in 1993. The provision for loan losses as a percentage of net charge-offs was 277% during the third quarter of 1994 and 162% during the third quarter of 1993. For the 1994 nine month period the provision for loan losses was 271% of net charge-offs compared to 171% during the comparable period of 1993.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses at September 30, 1994 was $167.5 million or 1.46% of net loans compared to $135.2 million or 1.43% at December 31, 1993. Market interest rates, including the prime lending rate have recently increased. Although Management does not believe that the recent rate increases will have any significant impact on non-performing assets or net charge-offs, substantial rate increases could result in higher debt service cost to borrowers, and in turn result in higher delinquencies and non-performing loans. Management has taken into consideration present and expected economic conditions, the level of risk in the portfolio, the level of non-performing assets, potential problem loans, and delinquencies in assessing the allowance for loan losses and considers the allowance for loan losses to be adequate.

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

         At September 30, 1994, securities available for sale totaled $2,326.3 million, reflecting a decrease of $128.5 million from December 31, 1993.
         Securities held to maturity totaled $1,682.2 million at September 30, 1994, an increase of $404.2 million from the December 31, 1993 level of $1,278.0 million.
         At September 30, 1994 the Company's investment portfolio included approximately $1,142.8 million in Collateralized Mortgage Obligations ("CMO's"). Of this amount, approximately $977.3 million had floating interest rates, and $165.5 million had fixed interest rates.
         Additionally, the Company's investment portfolio included approximately $919.5 million in Agency Securities with forward coupon rate increases, commonly known as "Step-ups". Step-ups held by the Company have maturities through 1999 with the exception of $75.0 which matures in 2004. Step-ups are callable by the issuer at predetermined call dates, generally on each interest payment date. Step-ups present some degree of risk that the security will be called in a declining rate environment, resulting in the Company reinvesting the proceeds at a lower yield than was available at a fixed longer-term rate when the security was originally purchased. The Company has invested in step-ups to avoid locking into longer-term rates that could have the effect of lowering interest yields in a rising rate environment.
         Also included in Agency Securities at September 30, 1994 were $131.3 million in Structured Notes. $130.0 million of these Structured Notes mature through 1997. The remaining $1.3 million have maturities thru 2000. All Structured Notes have floating interest rates. Of the total $131.3 million, $5.0 million is an "Inverse Floater", which pays interest at a rate determined by a formula of 12.9% less the six month LIBOR rate. Inverse floaters present the risk of decreasing yields in rising rate environments.
         At September 30, 1994, the book value of securities held to maturity exceeded the fair value by $72.9 million, compared to an unrealized gain of $49.2 million at December 31, 1993. The after-tax unrealized loss on securities available for sale was $19.7 million at September 30, 1994 compared to an after-tax unrealized gain of $10.2 million at December 31, 1993. The decrease in fair values from December 31, 1993 to September 30, 1994 was a result of decreasing values in the bond market due to increasing interest rates and general market uncertainty.

SHORT-TERM INVESTMENTS

         Short-term investments at September 30, 1994 totaled $210.5 million, reflecting a decrease of $97.6 million from the December 31, 1993 level of $308.1 million. At September 30, 1994 short-term investments consisted of $20.8 million in federal funds sold, $0.2 million in securities purchased under resale agreements, $13.8 million in time deposits with other banks, and $175.7 million in assets held for sale. Assets held for sale consisted of $153.7 million in mortgage loans in the process of being securitized and sold to third party investors and $22.0 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.
         The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position in determining desired balances of short-term investments and alternative uses of such funds.

OTHER ASSETS

         Other assets at September 30, 1994 were $856.6 million compared to $746.1 million at December 31, 1993. At September 30, 1994 other assets included $356.1 million in premises and equipment, due from customers on acceptances of $24.7 million, and other non-earning assets of $475.8 million.
         Cash and due from banks was $575.0 million at September 30, 1994, a decrease of $32.8 million from $607.8 million at December 31, 1993.

FUNDING

         The Company's funding sources can be divided into three broad categories: deposits, short-term borrowings and long-term borrowings.
         Deposits are the Company's primary source of funding. Total deposits at September 30, 1994 were $12,243.2 million up 6% from the December 31, 1993 level of $11,515.3 million. At September 30, 1994 total deposits included interest-bearing deposits of $10,291.1 million and other deposits of $1,952.1 million.
         Core deposits, defined as demand deposits and time deposits under $100,000, totaled $10,916.7 million or 89.2% of total deposits at September 30, 1994. This compares to core deposits of $10,057.5 million or 87.3% at December 31, 1993.
         Short-term borrowings at September 30, 1994 were $2,816.0 million and included federal funds purchased of $847.3 million, securities sold under agreements to repurchase of $1,062.3 million and other borrowed funds of $906.4 million. At September 30, 1994 total short-term borrowings were 16.6% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $1,456.5 million or 9.9% of total liabilities and stockholders' equity at December 31, 1993.
         At September 30, 1994 total long-term debt was $541.4 million representing an increase of $71.4 million from the December 31, 1993 level of $470.0 million. During the first quarter of 1994, the Company filed a shelf registration statement for $200 million in subordinated debt securities.
During the first nine months of 1994 the Company issued $195.0 million of new long-term debt, including $100.0 million of 7 5/8% Subordinated Notes due 2004 and $95.0 million in Federal Home Loan Bank notes due in 1996. Long-term debt increased by an additional $15.0 million of Federal Home Loan Bank notes due in 1996 due to the Company's third quarter acquisition of Homebanc Federal Savings Bank. Repayments through September 30, 1994 totaled $53.6 million and $85.0 million was reclassified to short-term borrowings as it has become due within one year.

CAPITAL

         At September 30, 1994 total stockholders' equity was $1,128.5 million or 6.66% of total assets compared to $1,051.8 million or 7.15% at December 31, 1993. During the first nine months of 1994 net income added $127.6 million to capital. Sales of common stock through the Dividend Reinvestment Plan, the employee stock purchase and stock option plans for $4.5 million represented the issuance of 415,401 shares. Treasury stock purchases for 143,494 shares reduced equity by $2.7 million. Dividends declared during the period totaled $40.6 million, and the net unrealized gain on securities available for sale decreased $29.9 million from an unrealized gain of $10.2 million at December 31, 1993 to an unrealized loss of $19.7 million at September 30, 1994. Stock issued in business combinations during 1994 added $17.8 million to equity.

         The Company is subject to the capital adequacy guidelines adopted by the Federal Reserve Board, which is the regulatory agency governing bank holding companies. The Company's capital ratios and those of subsidiary banks are in excess of these regulatory requirements and Management expects that these ratios will continue to be maintained above the minimum levels required by the regulators.
         At September 30, 1994, the Company had a total risk-based capital ratio of 12.04%, consisting of a Tier I capital ratio of 7.86% and supplemental capital elements of 4.18%; and a leverage ratio of 6.19%.

COMMITMENTS

         The Company's subsidiary banks had standby letters of credit outstanding of approximately $359.1 million at September 30, 1994 and $347.8 million at December 31, 1993.
         The Company's subsidiary banks had outstanding commitments to extend credit of approximately $4,109.4 million at September 30, 1994 and $3,160.0 million at December 31, 1993.
         The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments is essentially the same as those for extension of credit to its customers.
         Presently the Company has no commitments for significant capital expenditures.
         The Company subsidiaries regularly originate and sell loans, consisting primarily of mortgage loans sold to third party investors, which contain various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions are insignificant.

INTEREST RATE SWAPS

         The Company has entered into interest rate swap agreements ("Swaps"), which provide for the Company to pay interest based on the floating LIBOR rate while receiving payments on a fixed rate. The average notional face amount of these agreements was $635 million in 1994 and $388 million in 1993. The notional amounts outstanding at September 30, 1994 and 1993 were $740 million and $490 million, respectively. New Swaps in 1994 amounted to $250 million; no Swaps expired or were terminated in 1994. During the first nine months of 1994, the average rate paid under the agreements was 4.49% and the average rate earned was 5.97%. For the first nine months of 1993, the average rate paid was 3.39% and the average rate earned was 6.35%.
         The contractual maturities of Swaps are as follows (in millions):

                  Notional Amount                 Expiration
                  ---------------                 ----------

                      $290.0                         1995
                       150.0                         1996
                       100.0                         2003
                       200.0                         2004
                      ------
                      $740.0
                      ======

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

                           Part II Other Information

Item 6.       Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 No. (4) SouthTrust Corporation Shareholders' Rights Agreement. (Incorporated herein by reference from Registration Statement No. 1-3613).

                 No. (11)    Statement of Computation of Earnings Per Share.

                 No.  (27)   Financial Data Schedule (for the SEC use ony)

         (b)     Reports on Form 8-K

                 During the three months ended September 30, 1994 the Company did not file a Form 8-K current report with the Securities and Exchange Commission.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SOUTHTRUST CORPORATION


Date:  November 9, 1994                      /s/ Wallace D. Malone,
       ----------------                      -----------------------
                                             Wallace D. Malone, Jr.
                                             Chairman and Chief
                                             Executive Officer



Date:  November 9, 1994                      /s/ Aubrey D. Barnard
       ----------------                      ---------------------
                                             Aubrey D. Barnard
                                             Secretary, Treasurer and Controller