Form 10-K
SOUTHTRUST CORP
filed 1995-03-30
CIK 92081

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 1994       Commission file number 0-3613

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

                        Yes   /X/              No   / /

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1995.

              Common Stock, par value $2.50 per share -- $1,568,375,400
              ---------------------------------------------------------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1995.

            Common Stock, par value $2.50 per share -- 81,474,049 shares
            ------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 1994, are incorporated by reference into Parts I and II.

     Portions of the annual proxy statement for the annual meeting of stockholders on April 19, 1995 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1.  BUSINESS
                 SouthTrust Corporation ("SouthTrust" or the "Company") is a registered bank holding company incorporated under the laws of Delaware in 1968. At December 31,1994 SouthTrust had 40 bank subsidiaries and eight bank-related subsidiaries. Of the 40 bank subsidiaries, 24 are located in Alabama, eight are located in Florida, two are located in Georgia, two are located in South Carolina, two are located in North Carolina, one is located in Tennessee, and one is located in Mississippi. During January 1995 the Company merged 22 of the Alabama affiliate banks into the lead bank, SouthTrust Bank of Alabama, N.A. On a pro forma combined basis at December 31, 1994, SouthTrust Bank of Alabama, N. A.. had total assets of approximately $10.0 billion, total deposits of approximately $7.0 billion and total loans, net of unearned income, of approximately $6.7 billion. At December 31, 1994, SouthTrust had consolidated total assets of $17.6 billion, which ranked it as the largest bank holding company headquartered in Alabama and one of the forty largest bank holding companies in the United States. SouthTrust has no significant foreign operations.

                 The Company employs approximately 7,400 persons and considers that its relations with these employees are good.

         BANKING SERVICES

                 Commercial banking is SouthTrust's predominant business and its subsidiary banks contribute substantially all of the Company's total operating revenues and total consolidated assets.

                 The subsidiary banks offer a broad range of banking services, either directly or through other affiliated banks. Services to business customers include providing checking and time deposit accounts, cash management services, various types of lending and credit services, corporate and other trust services and data processing. Through loan participations, each of the subsidiary banks is able to offer credit to businesses in its area up to the maximum limit available to the combined subsidiary banks. Services provided to individual customers directly or through other affiliated banks or corporations include checking accounts, money market investment and money market checking accounts, personal money management accounts, NOW accounts, passbook savings accounts and various other time deposit savings programs, loans (including business, personal, automobile, mortgage, home improvements and education loans), discount brokerage services, investment services and a variety of trust services. Most of the subsidiary banks offer Visa and/or Master Card multi-purpose nationally recognized credit card services.


         SUBSIDIARY BANKS

                 At December 31, 1994, SouthTrust had 40 subsidiary banks with 420 banking offices, total assets of $17.6 billion, total loans of $12.1 billion, total deposits of $12.8 billion, and total stockholders' equity of $1.1 billion.

                 Since 1987, when interstate banking was first permitted in Alabama, the Company has expanded into 6 other southeastern states within its permitted operating region. The Company's largest operation outside of Alabama is SouthTrust Bank of Georgia, N.A., which had approximately $3.5 billion in assets, $2.5 billion in deposits and operated 83 banking offices in greater metropolitan Atlanta, Georgia area at December 31, 1994. At December 31, 1994 approximately 57% of the Company's bank assets were in Alabama, 20% were in Georgia, 17% were in Florida, 4% were in North Carolina, 2% were in South Carolina and the remainder were in Tennessee and Mississippi.

         BANK-RELATED SUBSIDIARIES

                 The bank-related subsidiaries of SouthTrust are SouthTrust Mortgage Corporation, a mortgage banking company servicing approximately $4.3 billion in mortgage loans for long-term investors; SouthTrust Data Services, Inc., a computer service company; SouthTrust Life Insurance Company, a credit life insurance company; SouthTrust Mobile Services, Inc., a mobile home finance servicing company; SouthTrust Insurance Agency, an insurance agency; SouthTrust Leasing, Inc., a leasing company; SouthTrust Securities, Inc., an investment services company; SouthTrust Estate & Trust Company, a trust company located in Florida; SouthTrust Estate and Trust Company of Georgia, a trust company located in Georgia.

         BUSINESS COMBINATIONS

         During 1994 the Company completed the following acquisitons:

(In Millions)

Date           Institution                                Assets       Loans       Deposits        Location
May 20         Altus Federal Savings Bank
                ("Altus") - 11 branches                   $118.9       $  0.0        $117.5        Alabama
June 30        Bank of Bradenton ("Bradenton")              41.9         23.6          40.7        Bradenton, FL.
July 8         Homebanc Federal Savings Bank
                ("Homebanc")                               274.4        230.3         256.1        Atlanta, GA
July 28        First Columbus Community Bank
                and Trust Co. ("First Columbus")            54.4         35.3          48.8        Columbus, GA
Sept 15        First Jefferson Corporation
                 ("First Jefferson ")                       40.5         23.6          36.6        Biloxi, MS
Sept 22        Cirtus National Bank ("Citrus")              40.4         26.9          36.8        Crystal River, FL
Sept 28        Island Bank of Collier County
                 ("Island Bank")                            25.9         13.5          21.6        Marco Island, FL
Sept 28        Community Bank of Charlotte County
                 ("Port Charlotte")                         48.6         31.3          43.0        Port Charlotte, FL
Dec 9          American National Bank of Florida
                 ("ANB") - 1 branch                         64.3         28.5          64.1        Gainesville, FL
                                                            ----         ----          ----

TOTALS                                                    $709.3       $413.0        $665.2

                          The acquisitions of Altus, Homebanc and ANB were accounted for as purchases of assets and assumptions of liabilities. The acquisitions of all of the outstanding shares of First Jefferson, Citrus and Island Bank were accounted for as purchases. Under purchase accounting, the results of operations of all of the above, subsequent to the respective acquisition dates, are included in the Consolidated Financial Statements.

                          The acquisitions of Bradenton, First Columbus, and Port Charlotte were accounted for as poolings-of-interest; however, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisitions prior to their respective acquisition dates, since the effect is not material.

                          Consideration for all acquisitions during 1994 aggregated approximately $36.5 million in cash and 1,585,205 shares of SouthTrust Corporation Common Stock with a total market value at time of issuance of approximately $29.3 million. Total intangible assets recognized in these transactions were approximately $42.0 million.

                          During 1993, the Company completed fourteen acquisitions with aggregate total assets of $1,260.6 million, loans of $699.9 million and total deposits of $1,050.7 million.

                 The Company has entered into three separate definitive agreements and two separate letters of intent to acquire financial institutions with aggregate total assets of approximately $541 million. These pending acquisitions are subject to shareholder and/or various regulatory approvals among other conditions and are expected to close in the first half of 1995. The aggregate purchase price of all pending acquisitions is approximately $18.6 million in cash and approximately 2.2 million shares of SouthTrust Corporation common stock.


         SUPERVISION AND REGULATION


                          SouthTrust is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is registered with the Federal Reserve Board. SouthTrust's banking subsidiaries are subject to restrictions under federal law which limit the transfer of funds by the subsidiary banks to their respective holding companies and nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank's capital and surplus and, with respect to SouthTrust and all such nonbanking subsidiaries, to an aggregate of 20% of such bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

                          As a bank holding company, SouthTrust is required to file with the Federal Reserve Board semi-annual reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board may also make examinations of SouthTrust and each of its subsidiaries.

                          According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times which a bank holding company may not be able to provide such support. Furthermore, in the event of a loss suffered or anticipated by the FDIC -- either as a result of default of a banking or thrift subsidiary of SouthTrust or related FDIC assistance provided to a subsidiary in danger of default -- the other banking subsidiaries of SouthTrust may be assessed for the FDIC's loss, subject to certain exceptions.

                          Various federal and state statutory provisions limit the amount of dividends the subsidiary banks can pay to their holding companies without regulatory approval. The approval of the OCC is required for any dividend by a national bank to its holding company if the total of all dividends declared by such bank in any calendar year would exceed the total of its net profits, as defined by the OCC, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus or a fund for the retirement of any preferred stock. Comparable prohibitions on the declaration of dividends are imposed by the Alabama Banking Code, the Florida Financial Institutions Code, the North Carolina Banking Code, the South Carolina Banking Code, the Tennessee Banking code and the Financial Institutions Code of Georgia. In addition, a national bank may not pay a dividend in an amount greater than its net profits then on hand after deducting it loans losses and bad debts. For this purpose, bad debts are defined to include, generally, the principal amount of loans which are in arrears with respect to interest by six months or more or are past due as to payment of principal (in each case to the extent that such debts are in excess of the reserve for possible credit losses). Under the foregoing laws and regulations, at December 31, 1994, approximately $284.4 million was available for payment of dividends to SouthTrust by its bank subsidiaries. The payment of dividends by any bank also may be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank. In addition to the foregoing restrictions, the Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Furthermore, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

         THE FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT

                          In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law.

         FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

                          Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure and the critically undercapitalized level occurs where tangible equity is less than 2% of total tangible assets or less than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2% would be higher than such 65% level). A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

                          FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions also became subject to restrictions on borrowing from the Federal Reserve System, effective December 19, 1993. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

                          Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including ordered to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

                          FDICIA required the federal banking agencies to develop, within one year of the date of enactment, uniform accounting standards and requirements that are consistent with, or no less stringent than, generally accepted accounting principles. The federal banking agencies also were required by FDICIA to develop a method for insured depository institutions to provide supplemental disclosure of contingent liabilities and the estimated fair market value of assets and liabilities, to the extent feasible and practicable, for any balance sheet, financial statement, report of condition or other report required to be filed with a Federal banking agency. FDICIA required that, no later than December 1, 1993, the federal banking agencies prescribe new safety and soundness standards.

                          FDICIA provides authority for special assessments against insured deposits and for the development of a general risk-based deposit insurance assessment system. The risk-based insurance assessment system would be used to calculate a depository institution's semiannual deposit insurance assessment based on the probability (as defined in the statute) that the deposit insurance fund will incur a loss with respect to the institution. In accordance with FDICIA, on September 15, 1992, the FDIC approved a transitional risk-based insurance premium system and an increase in the deposit insurance premium for commercial banks and thrifts to an average of
         25.4 basis points, effective January 1, 1993.

                          Effective with fiscal years beginning after December 31, 1992, each insured institution having over $500 million in total assets is required to submit to the FDIC and make available to the public an annual report on the institution's financial condition and management's responsibility and assessment of the internal controls over financial reporting. The institution's independent public accountant will be required to audit and attest to certain of the statements made in the annual report.

                          FDICIA amended prior law with respect to the acceptance of brokered deposits by insured depository institutions to permit only a "well capitalized" (as defined in the statute as significantly exceeding each relevant minimum capital level) depository institution to accept brokered deposits without prior regulatory approval. A depository institution which has a capital level category of "adequately capitalized" may not accept brokered deposits without prior regulatory approval. FDICIA also established new uniform disclosure requirements for the interest rates and term of deposit accounts.

                          FDICIA also contains various provisions related to an institution's interest rate risk. Under certain circumstances, an institution may be required to provide additional capital or maintain higher capital levels to address interest rate risks.

                          The foregoing necessarily is a general description of certain provisions of FDICIA and does not purport to be complete. Several of the provisions of FDICIA are being implemented through the adoption of regulations by various federal banking agencies. FDICIA is not expected to have a material effect on the results of operations of SouthTrust.

                          At December 31, 1994, all of SouthTrust's subsidiary banks are considered "well capitalized", the highest of the five supervisory groups.

         THE RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT

                          In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") became law. The Interstate Banking Act has two major provisions regarding the merger, acquisition and operation of banks across state lines. First, it provides that effective September 29, 1995, adequately capitalized and managed bank holding companies will be permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks will be preempted as of the effective date. States cannot enact laws opting out of this provision; however, states may adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act established deposit caps which prohibit acquisitions that would result in the acquirer controlling 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers, and the federal deposit caps apply only to initial entry acquisitions.

                          In addition to the foregoing, the Interstate Banking Act provided that as of June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging banks in different states. However, unlike the interstate banking provision, states may opt out of the application of this provision by enacting specific legislation before June 1, 1997. If a state does opt out, banks will be required to comply with the such state's provisions with respect to branching across state lines.

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

                       EXECUTIVE OFFICERS OF THE COMPANY

                        Positions Held With the Company
                        -------------------------------

                                                                                  Executive
                                                                                Officer of the
Name and Age                                                                   Company Since
------------                                                                   --------------
Wallace D. Malone, Jr.               Chairman and Chief Executive                    1972
(58)                                 Officer

Frederick W. Murray, Jr.             Executive Vice President                        1980
(56)

James W. Rainer, Jr.                 Executive Vice President                        1982
(52)

William R. Cranford                  Executive Vice President                        1992(1)
(49)

Aubrey D. Barnard                    Secretary, Treasurer and                        1968
(58)                                 Controller

Julian Banton                        Chairman, President and Chief                   1982
(54)                                 Executive Officer-SouthTrust
                                     Bank of Alabama, N.A.

J. Michael Battle                    Executive Vice President                        1992(2)
(50)                                 SouthTrust Bank of Alabama, N.A.

Fred C. Crum                         Executive Vice President                        1986
(50)                                 SouthTrust Bank of Alabama, N.A.

R. Glenn Eubanks                     Executive Vice President                        1990(3)
(46)                                 SouthTrust Bank of Alabama, N.A.

William C. Patterson                 Executive Vice President                        1979
(52)                                 SouthTrust Bank of Alabama, N.A.

William E. Pearson                   Executive Vice President                        1991(4)
(45)                                 SouthTrust Bank of Alabama, N.A.

C. Perry Relfe                       Executive Vice President                        1981
(52)                                 SouthTrust Bank of Alabama, N.A.

E. Frank Schmidt                     Executive Vice President                        1994(5)
(53)                                 SouthTrust Bank of Alabama, N.A.

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

         (5) Mr. Schmidt was elected to Executive Vice President effective January 1995. Prior to that time Mr. Schmidt held the position of Chairman and Chief Executive Officer of SouthTrust Bank of Mobile.

         Officers of the Company are re-elected annually at the Board of Directors meeting immediately following the annual stockholders' meeting held the third Wednesday in April of each year.

         There is no family relationship between any of the above named officers.

         Selected statistical data as required by this item is included on pages 18 through 39, inclusive, of the Company's annual report to stockholders for the year ended December 31, 1994, and is incorporated herein by reference.

Item 2   Properties

         The Company's subsidiary banks and companies occupy various offices throughout Alabama, Florida, Tennessee, Georgia, North Carolina, South Carolina, and Mississippi. Most of these are owned. Leased properties constitute primarily land and buildings under long-term leases in which subsidiary banks maintain offices.

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

Item 4   Submission of Matters to a Vote of Security Holder

         None
                                    PART II

Item 5   Market for the Registrant's Common Equity and Related
                Stockholder Matters

         The information required by this item is contained on page 37 of the Company's annual report to stockholders for the year ended December 31, 1994, and is incorporated herein by reference.

Item 6   Selected Financial Data

         Selected financial data required by this item is contained on page 18 of the Company's annual report to stockholders for the year ended December 31, 1994, and is incorporated herein by reference.

Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Information required by this item is contained on pages 18 through 39, inclusive, of the Company's annual report to stockholders for the year ended December 31, 1994, and is incorporated herein by reference.

Item 8   Financial Statements and Supplementary Data

         Consolidated financial statements and notes required by this item are contained on pages 40 through 56, inclusive, of the Company's annual report to stockholders for the year ended December 31, 1994, and are incorporated herein by reference.

         Selected quarterly financial data required by this item is contained on page 36 of the Company's annual report to stockholders for the year ended December 31, 1994, and is incorporated herein by reference.

Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         NONE

                                    PART III

Item 10  Directors and Executive Officers of the Registrant

         Information concerning the Company's directors is contained on pages 2 through 5, inclusive, of the Company's proxy statement for the annual meeting of stockholders, April 19, 1995 and is incorporated herein by reference.

         Information concerning the Company's executive officers is contained herein in response to Item I of Part I.

Item 11  Executive Compensation

         Information relating to executive compensation is contained on pages 8 through 15, inclusive, of the Company's proxy statement for the annual meeting of stockholders, April 19, 1995 and is incorporated herein by reference.

Item 12  Security Ownership of Certain Beneficial Owners and
         Management

         Information required by this item is contained on pages 2 through 5, inclusive, of the Company's proxy statement for the annual meeting of stockholders, April 19, 1995, and is incorporated herein by reference.

Item 13  Certain Relationships and Related Transactions

         Information relating to this item is contained on page 16 of the Company's proxy statement for the annual meeting of stockholders, April 19, 1995, and is incorporated herein by reference.

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

                  No. (13) Annual Report to Stockholders for the year ended December 31, 1994.

                  No. (21)  Subsidiaries of the Registrant.

                  No. (23)  Consents of Experts and Counsel.

                  No. (24)  Powers of Attorney.

                  No. (27)  Financial Data Schedule (for SEC use only)


                  No. (99) Undertaking Regarding Registration Statement on Form S-8.

         (b)     Reports on Form 8-K filed in the fourth quarter of 1994. None.

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

                                        SOUTHTRUST CORPORATION

Date:   March 25, 1995
      ----------------

                                       /s/ Wallace D. Malone, Jr.
                                       -----------------------------------------
                                                      Wallace D. Malone, Jr.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Wallace D. Malone, Jr.             Chairman, Chief Executive           March 25, 1995
---------------------------            Officer, Director
Wallace D. Malone, Jr.



/s/ Aubrey D. Barnard                  Secretary, Treasurer and            March 25, 1995
---------------------------            Controller (Principal
Aubrey D. Barnard                      Accounting and Financial
                                       Officer)



           *                           Director                            March 25, 1995
---------------------------
Herbert Stockham



           *                           Director                            March 25, 1995
---------------------------
Bill L. Harbert



           *                           Director                            March 25, 1995
---------------------------
T.W. Mitchell



             *                         Director                            March 25, 1995
----------------------------
William C. Hulsey



             *                         Director                            March 25, 1995
----------------------------
John M. Bradford

             *                         Director                            March 25, 1995
----------------------------
Wm. Kendrick Upchurch, Jr.



             *                            Director                           March 25, 1995
----------------------------
Charles G. Taylor



             *                            Director                           March 25, 1995
----------------------------
Allen J. Keesler, Jr.




             *                            Director                           March 25, 1995
----------------------------
H. Allen Franklin



/s/ William L. Prater
---------------------------
William L. Prater
Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a)(1) and (2) and ITEM 14(d)


                          LIST OF FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1994


                             SOUTHTRUST CORPORATION

                              BIRMINGHAM, ALABAMA

                        FORM 10-K ITEM 14(a)(1) and (2)

                    SOUTHTRUST CORPORATION AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS


Item 14(a) 1   The following consolidated financial statements of SouthTrust
               Corporation and subsidiaries, included in the annual report of the Company to its stockholders for the year ended December 31, 1994 are incorporated herein by reference in Item 8:

         Consolidated Statements of Condition - December 31, 1994
            and December 31, 1993

         Consolidated Statements of Income - Years ended December 31,
            1994, 1993, and 1992

         Consolidated Statements of Cash Flows - Years ended
            December 31, 1994, 1993, and 1992

         Consolidated Statements of Shareholders' Equity
             December 31, 1994, 1993, and 1992

         Notes to Consolidated Financial Statements - Three years ended December 31, 1994

         Report of Independent Public Accountants

Item 14(a) 2   All schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.