Form 10-Q
period 1995-03-31
SOUTHTRUST CORP
filed 1995-05-15
CIK 92081

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    QUARTERLY REPORT PURSUANT TO 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995                   Commission file number 0-3613
                  --------------                   -----------------------------

                            SOUTHTRUST CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    63-0574085
- --------------------------------------       ----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

 420 North 20th Street, Birmingham, Alabama               35203
- -------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (205) 254-5509
                                                  -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1995.
                   --------------

                                                        Number of Shares
        Title of Class                                    Outstanding
        --------------                                  ----------------

          $2.50 par                                        81,950,646

                             SOUTHTRUST CORPORATION
                      Consolidated Statements of Condition
                                  (Unaudited)


                                                                                       March 31        December 31
                                                                              -------------------------------------
(In Thousands)                                                                     1995        1994        1994
                                                                              -------------------------------------
ASSETS
  Cash and due from banks                                                     $   533,760 $   582,272 $   650,433
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                                       8,900       2,627      22,645
    Interest-bearing deposits in other banks                                       21,310      21,040      13,875
    Assets held for sale                                                          132,629     193,048     164,528
                                                                              -----------------------------------
         Total short-term investments                                             162,839     216,715     201,048
  Securities available for sale                                                 2,259,844   2,314,700   2,280,849
  Securities held for investment (Fair value of $1,633,826 at
    March 31, 1995 and $1,535,495 and $1,618,411 at
    March 31, 1994 and December 31, 1994, respectivley)                         1,646,287   1,496,159   1,671,673
  Loans                                                                        12,693,638   9,930,093  12,215,599
  Less:
    Unearned income                                                                94,899      80,703      93,692
    Allowance for loan losses                                                     178,878     142,695     171,692
                                                                              -----------------------------------
         Net loans                                                             12,419,861   9,706,695  11,950,215
  Premises and equipment, net                                                     382,882     327,509     364,642
  Due from customers on acceptances                                                37,891      28,268      34,111
  Other assets                                                                    511,261     408,710     479,088
                                                                              -----------------------------------
         TOTAL ASSETS                                                         $17,954,625 $15,081,028 $17,632,059
                                                                              ===================================



LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Interest-bearing                                                          $11,467,433 $ 9,718,369 $10,761,495
    Other                                                                       1,943,776   1,819,900   2,039,744
                                                                              -----------------------------------
         Total deposits                                                        13,411,209  11,538,269  12,801,239
  Federal funds purchased and securities sold
    under agreements to repurchase                                              1,882,977   1,479,596   1,885,838
  Other short-term borrowings                                                     596,769     440,186     942,174
  Bank acceptances outstanding                                                     37,891      28,270      34,111
  Other liabilities                                                               200,420     182,537     192,713
  Long-term debt                                                                  639,502     343,545     640,716
                                                                              -----------------------------------
         Total liabilities                                                     16,768,768  14,012,403  16,496,791
  Stockholders' equity:
    Preferred Stock, par value $1.00 a share:
      5,000,000 shares authorized; issued and outstanding - none                        0           0           0
    Common Stock, par value $2.50 a share:
      200,000,000 shares authorized; 82,435,697 shares issued
      at March 31, 1995 and 79,922,082 and 81,904,456 at
      March 31, 1994 and December 31, 1994, respectively                          206,089     199,805     204,761
    Capital surplus                                                               239,752     216,582     231,975
    Retained earnings                                                             780,311     657,477     750,699
    Unrealized gain (loss) on securities available for sale                       (34,305)        533     (46,304)
    Treasury stock at cost:
      485,051 shares at March 31, 1995 and 474,198 and 478,896
      shares at March 31, 1994 and December 31, 1994, respectively                 (5,990)     (5,772)     (5,863)
                                                                              -----------------------------------
         Total stockholders' equity                                             1,185,857   1,068,625   1,135,268
                                                                              -----------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $17,954,625 $15,081,028 $17,632,059
                                                                              ===================================

See Notes to Consolidated Financial Statements

                           SOUTHTRUST CORPORATION
                       Consolidated Statements of Income
                                 (Unaudited)

                                                                  Three Months Ended
                                                                        March 31
                                                                  --------------------
(In thousands, except per share data)                                1995        1994
                                                                  --------------------
INTEREST INCOME
  Interest and fees on loans                                      $273,823    $182,912
  Interest on securities:
    Taxable                                                         21,015      16,121
    Non-taxable                                                      5,616       6,022
                                                                  --------------------
      Total interest on investment securities                       26,631      22,143
  Interest on securities available for sale                         36,419      29,615
  Interest on short-term investments                                 2,729       3,537
                                                                  --------------------
      Total interest income                                        339,602     238,207
                                                                  --------------------
INTEREST EXPENSE
  Interest on deposits                                             125,683      82,661
  Interest on short-term borrowings                                 40,989      12,503
  Interest on long-term debt                                        10,336       4,717
                                                                  --------------------
      Total interest expense                                       177,008      99,881
                                                                  --------------------
        Net interest income                                        162,594     138,326
PROVISION FOR LOAN LOSSES                                           12,542      10,189
                                                                  --------------------
        Net interest income after
          provision for loan losses                                150,052     128,137

NON-INTEREST INCOME
  Service charges on deposit accounts                               22,536      20,481
  Mortgage origination and servicing fees                            6,590       7,955
  Trust fees                                                         4,613       4,305
  Miscellaneous fees                                                11,689      10,905
  Securities gains, net                                                 95          66
  Other                                                              2,419       3,111
                                                                  --------------------
      Total non-interest income                                     47,942      46,823
                                                                  --------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                    68,798      62,846
  Net occupancy                                                     10,662       9,483
  Equipment                                                          7,248       6,434
  FDIC insurance                                                     6,884       6,182
  Other                                                             33,363      28,461
                                                                  --------------------
      Total non-interest expense                                   126,955     113,406
                                                                  --------------------
        Income before income taxes                                  71,039      61,554
INCOME TAX EXPENSE                                                  24,199      20,817
                                                                  --------------------
        NET INCOME                                                $ 46,840    $ 40,737
                                                                  ====================

Average number of shares outstanding (000's)                        82,148      79,847
Net income per share                                              $   0.57    $   0.51
Dividends declared per share                                      $   0.20    $   0.17

See Notes to Consolidated Financial Statements

                             SouthTrust Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31
                                                                              ---------------------
(In Thousands)                                                                   1995        1994
                                                                              ---------------------
OPERATING ACTIVITIES
  Net income                                                                 $  46,840   $  40,737
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                               12,542      10,189
      Depreciation of premises and equipment                                     6,536       5,576
      Amortization of intangibles                                                4,658       4,493
      Amortization of security premium                                             167         338
      Accretion of security discount                                            (1,361)       (581)
      Deferred income tax                                                       (1,312)      2,715
   Net realized and unrealized gain on assets held for sale                     (1,265)     (2,941)
   Net securities (gains) and losses                                               (95)        (66)
   Origination and purchase of loans held for sale                            (168,842)   (152,351)
   Proceeds of loans held for sale                                             192,558     219,638
   Net (increase) decrease in trading securities                                 9,447       1,113
   Net (increase) decrease in other assets                                        (762)    (21,995)
   Net increase (decrease) in other liabilities                                 11,731      (2,824)
                                                                             ---------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                               110,842     104,041


INVESTING ACTIVITIES
  Proceeds from maturities of:
     Investment securities                                                      25,962      81,936
     Securities available for sale                                              87,250     388,590
  Proceeds from sales of:
     Investment securities                                                           0           0
     Securities available for sale                                              68,807       2,794
  Purchases of:
     Investment securities                                                           0    (300,160)
     Securities available for sale                                            (110,236)   (260,629)
     Premises and equipment                                                    (24,664)    (11,462)
  Net increase (decrease) in:
     Short-term investments                                                      6,309      25,960
     Loans                                                                    (450,721)   (401,465)
  Purchase of subsidiaries, net of cash acquired                               230,013           0
                                                                             ---------------------
     NET CASH USED IN INVESTING ACTIVITIES                                    (167,280)   (474,436)


FINANCING ACTIVITIES
  Proceeds from issuance of:
     Common Stock                                                                1,984       1,935
     Long-term debt                                                             15,000           0
  Payments for:
     Long-term debt                                                            (16,214)    (12,441)
     Repurchase of Common Stock                                                   (127)     (2,628)
     Cash Dividends                                                            (17,473)    (14,311)
  Net increase (decrease) in:
     Deposits                                                                  304,860      22,959
     Short-term borrowings                                                    (348,265)    349,322
                                                                             ---------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                 (60,235)    344,836
                                                                             ---------------------
     DECREASE IN CASH AND DUE FROM BANKS                                      (116,673)    (25,559)
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                 650,433     607,831
                                                                             ---------------------
  CASH AND DUE FROM BANKS AT END OF YEAR                                     $ 533,760   $ 582,272
                                                                             =====================
  Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Interest                                                               $ 159,771   $  96,272
      Income taxes                                                               2,288       4,012
    Non-cash transactions:
      Assets acquired in business combinations                                 309,164           0
      Liabilities acquired in business combinations                            306,985           0
      Loans transferred to Other Real Estate                                     1,676       4,727
      Loans securitized into mortgage-backed securities                         45,363     199,147

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis Of Presentation

         The Consolidated Condensed Financial Statements were prepared by the Company without audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three month periods ended March 31, 1995 and 1994. Results of operations for the interim 1995 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements on Form 10-K.


Note B - Implementation of Statement of Financial Accounting Standards
         Nos. 114 and 118 -  Accounting by Creditors for Impairment of a Loan.

         During the first quarter of 1995, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect both principal and interest payments due according to contractual terms of the loan agreement.
         Once a loan has been determined to be impaired, the Company measures such impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate determined at the origination of the loan, or the loan's observable market price, if available, except if a loan is collateral dependent, the Company measures impairment based on the fair value of the collateral.
         The recorded investment in impaired loans at March 31, 1995 was $62.1 million. The average investment in these loans for the quarter ended March 31, 1995 was $66.7 million. The reserve for impaired loans was $18.2 million at March 31, 1995, there were no unreserved impaired loans on that date.
         Interest income related to impaired loans is recognized on the cash basis once all past due principle and interest payments have been satisfied.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1995
                                  (Unaudited)
EARNINGS SUMMARY

         Net income for the first quarter of 1995 was $46.8 million, an increase of $6.1 million or 15% from the first quarter 1994 net income of $40.7 million. Net income per share for the quarter was $0.57 in 1995 and $0.51 in 1994, an increase of 12%. Net income for the first quarter 1995 resulted in returns on average total assets and average stockholders' equity of 1.07% and 16.47%, respectively.

NET INTEREST INCOME

         Net interest income is the difference between interest income and interest expense and is the major component of net income of the Company. For purposes of this discussion, income that is either exempt from federal income taxes or is taxed at a preferential rate has been adjusted to fully taxable equivalent amounts using a statutory federal tax rate of 35% in 1995 and 1994.

         Interest yields, net interest margins and net interest spreads are calculated using the underlying earning assets cost basis.

         Net interest income in the first quarter of 1995 was $166.3 million, up $23.9 million or 17% from the 1994 first quarter level of $142.4 million. Total interest income increased to $343.3 million, as the average level of interest earning assets increased 22% to $16,462.3 million, and the fully taxable equivalent yield on earning assets increased 116 basis points to 8.42% from the 1994 yield of 7.26%. This increase reflects an increase in market interest rates.
         Total interest expense increased $77.1 million or 77% to $177.0 million for the first quarter of 1995. This increase reflects an increase in the level of average interest-bearing liabilities of 24% to $14,448.0 million and an increase of 149 basis points in the average rate paid on interest-bearing liabilities to 4.97%.
         The taxable equivalent net interest margin for the first quarter of 1995 was 4.08% compared to 4.27% for the first quarter of 1994. The taxable equivalent net interest spreads for the first quarters of 1995 and 1994 were 3.45% and 3.78%, respectively. The net interest spread is affected by competitive pressures, Federal Reserve Bank ("FRB") monetary policies, and the composition of interest-earning assets and interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the first quarter of 1995 was $12.5 million, reflecting an increase of $2.3 million from the 1994 first quarter level of $10.2 million. For the first three months of 1995, net charge-offs totaled $6.2 million or .20% of average net loans on an annualized basis. During the same period of 1994, net charge-offs were $2.7 million or 0.12% of net loans on an annualized basis. For the year ended December 31, 1994 net charge-offs were $19.8 million or .19% of net loans.

NON-INTEREST INCOME

         Total non-interest income increased $1.1 million or 2% to $47.9 million for the first three months of 1995. The largest portion of this increase was due to an increase in service charges on deposit accounts of $2.1 million or 10% to $22.5 million. The increase is primarily attributable to an increased number of deposit accounts and various rate increases for service charges. Mortgage origination and servicing fees decreased $1.4 million or 17% to $6.6 million. Recent mortgage rate increases have resulted in decreased mortgage financing which has resulted in lower mortgage fee income. Trust fees increased $0.3 million or 7% to $4.6 million. Other fee income increased $0.8 million or 7% to $11.7 million, primarily as a result of increases in bankcard fees and other miscellaneous fees, which was partially offset by a decrease in investment fees of $1.6 million. Net securities gains were $95,000 compared to securities gains of $66,000 in 1994. All other non-interest income decreased $0.7 million to $2.4 million for the first quarter 1995. There were no significant non-recurring non-interest income items recorded in 1995 or 1994.

NON-INTEREST EXPENSE

         Total non-interest expense for the quarter was $127.0 million, reflecting an increase of $13.5 million or 12% from the first quarter 1994 level. The ratio of non-interest expense to average total assets for the first quarter of 1995 and 1994 was 2.90% and 3.13%, respectively.
         Salaries and employee benefits accounted for the largest portion of total non-interest expense in both periods as well as the largest portion of the increase. Salaries and employee benefits expense increased $6.0 million or 9% to $68.8 million for the first quarter 1995 as the number of full time equivalent employees increased approximately 6% to 7,615. Net occupancy expense increased $1.2 million or 12% to $10.7 million for the quarter primarily as a result of the growth in the number of banking offices to 427 in 1995 from 396 at March 31, 1994. Equipment expense increased $0.8 million or 12% to $7.2 million. FDIC insurance expense increased $0.7 million or 11% to $6.9 million as a result of increased deposits. All other non-interest expense items totaled $33.4 million in the first quarter of 1995, reflecting an increase of 17% from the first quarter of 1994. There were no significant non-recurring non-interest expense items recorded in 1995 or 1994.

         Income tax expense for the first quarter of 1995 was $24.2 million for an effective tax rate of 34.1% compared to $20.8 million or an effective rate of 33.8% in the first quarter of 1994. The increase in the effective tax rate was due primarily to a decline in the proportional amount of revenue on non-taxable investment securities, and provisions of the Tax Reform Act of 1986, particularly the 100% disallowance of interest expense deemed attributable to debt used to carry non-taxable investment securities, which have had the effect of increasing the effective income tax rate paid by the Company. The statutory federal income tax rate was 35% in 1995 and 1994.

SUMMARY OF FINANCIAL CONDITION

         Total assets at March 31, 1995 were $18.0 billion, representing an increase of $2.9 billion or 19% from March 31, 1994. At December 31, 1994 total assets were $17.6 billion. Average total assets for the quarter were $17.8 billion compared to $14.7 billion for the first quarter of 1994.
         Average earning assets for the first quarter of 1995 were $16.5 billion, representing an increase of 22% from the first quarter 1994 level of $13.5 billion. Average interest-bearing liabilities through March 31, 1995 were $14.4 billion, up 24% over the 1994 first quarter level of $11.6 billion.


LOANS

         Loans, net of unearned income at March 31, 1995 totaled $12,598.7 million compared to $12,121.9 million at December 31, 1994.
         As of December 31, 1994, the company reclassified certain loans previously classified as commercial real estate mortgage loans to the commercial, financial and agricultural loan category. The reclassification represents loans which are secured by owner occupied business premises for commercial or service related businesses. Management believes that classifying such loans as commercial loans is more consistent with their underwriting criteria, and also more accurately reflects the credit risk associated with such loans. The amount of such loans reclassified for March 31, 1994 and restated herein is approximately $1,353.3 million. The changes in loans addressed in the remainder of this discussion are based on the restated amounts applied retroactively.
         Commercial real estate mortgage loans increased $90.5 million from December 31, 1994 to $1,866.6 million, or 14.7% of total loans. This category represents the Company's largest credit concentration. Residential real estate mortgage loans at March 31, 1995 were $3,030.1 million or 23.9% of total loans compared to $2,960.0 million or 24.2% at December 31, 1994. Real estate construction loans were $795.0 million or 6.3% of total loans.
         Commercial, financial and agricultural loans at March 31, 1995 were $5,195.3 million or 40.9% of total loans, compared to $5,058.4 million or 41.4% of total loans at December 31, 1994. This segment is widely diversified and there were no significant industry concentrations.
         Loans to individuals at March 31, 1995 totaled $1,806.8 million or 14.2% of total loans, compared to $1,745.9 million or 14.3% of total loans at December 31, 1994.
         Total unearned income at March 31, 1995 was $94.9 million compared to $93.7 million at December 31, 1994.

NON-PERFORMING ASSETS

         Non-performing assets at March 31, 1995 were $101.7 million or 0.80% of net loans and other real estate owned, representing a decrease of $1.0 million from the December 31, 1994 level of $102.7 million. Included in non-performing assets at March 31, 1995 were $50.9 million of loans on non-accrual status, other real estate owned totaling $48.2 million, and $2.6 million of restructured loans. Loans 90 days past due and accruing were $20.3 at March 31, 1995 compared to $16.6 million at December 31, 1994.
         As of March 31, 1995, the Company had loans of approximately $8.6 million for which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, and may result in the loans' repayment terms being restructured, and/or the loans going on non-performing status. Such loans are continuously reviewed by management, and their classification may be changed if conditions warrant.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses at March 31, 1995 was $178.9 million or 1.42% of net loans compared to $171.7 million or 1.42% at December 31, 1994. While deterioration of the economy or rising interest rates could have a near-term effect on the Company's earnings, Management has taken into consideration present and expected economic conditions, the level of risk in the portfolio, the level of non-performing assets, potential problem loans, and delinquencies in assessing the allowance for loan losses and considers the allowance for loan losses to be adequate.
         Net charge-offs during the quarter totaled $6.2 million or 0.20% of average net loans on an annualized basis compared to $2.7 million or .12% during the first quarter of 1994. The provision for loan losses as a percentage of net charge-offs was 204% during the first quarter of 1995 and 374% during the first quarter of 1994. Market interest rates, including the prime lending rate have recently increased. Although Management does not believe that the recent rate increases will have any significant impact on non-performing assets, substantial rate increases could result in higher debt service cost to borrowers, and in turn result in higher delinquencies and non-performing loans.

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

         At March 31, 1995, total securities were $3,906.1 million. Investment securities amounted to $1,646.3 million and securities classified as available for sale amounted to $2,259.8 million.
         Investment securities increased 2% from the year-end 1994 level to $1,646.3 million, and included U.S. Treasury securities of $16.0 million, U.S. Government agency securities of $923.6 million, Collateralized mortgage obligations (CMOs) of $124.1 million, other mortgage backed securities of $201.9 million, State, County and Municipal securities of $289.1 million and other securities of $91.6 million.
         Securities available for sale included U.S. Treasury securities of $575.3 million, U.S. Government agency securities of $324.8 million, CMOs of $1,022.0 million, other mortgage backed securities of $246.5 million, State, County and Municipal securities of $1.6 million and other securities of $89.6 million.
         At March 31, 1995, the Company's investment portfolio included $1,146.1 million in CMOs. CMOs present some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of declining interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages.
         Additionally, the Company's investment portfolio included approximately $944.3 million in Agency Securities with forward coupon rate increases, commonly known as "step-ups." $865.5 million of the step-ups held by the Company have maturities through 1999, and the remaining $78.8 million matures in 2004. The Company has invested in step-ups, utilizing a strategy to avoid purchasing fixed rates securities that the Company believes would have provided lower than desirable yields in a rising rate environment. Step-ups are callable by the issuer at predetermined call dates, generally on each interest payment date. Step-ups present some degree of risk that the security will be called in a declining rate environment, resulting in the Company reinvesting the proceeds at a lower yield than was available at a fixed longer-term rate than when the security was originally purchased, and the risk that yield increases in a rising rate environment will be less than the yield that would currently be available in the marketplace at the time of scheduled rate increases.
         Also included in U.S. Government Agency Securities at March 31, 1995 were $132.5 million in structured notes. $130.0 million of these structured notes mature through 1997. The remaining $2.5 million have maturities through 2000. All structured notes have floating interest rates. Of the total $132.5 million, $127.5 million are dual index bonds which present the risk of narrowing spreads between the floating indices, resulting in a lower yield on the bonds. The remaining $5.0 million is an "Inverse Floater," which pays interest at a rate determined by a formula of 12.9% less the six-month LIBOR rate. This security matures in 1997. Inverse floaters present the risk of decreasing yields in rising rate environments.
         At March 31, 1995 the book value of investment securities exceeded the fair value by $12.5 million, compared to an unrealized loss of $53.3 million at December 31, 1994. For securities available for sale, the amortized cost exceeded the fair value by $55.5 million, resulting in an after-tax adjustment to stockholders' equity of $34.3 million. This unrealized loss, which Management believes is temporary, compares to a net of tax unrealized loss of $46.3 million at December 31, 1994. The decrease in fair values of securities is attributable to rising interest rates and general uncertainty in the bond market over future interest rate trends.

SHORT-TERM INVESTMENTS

         Short-term investments at March 31, 1995 totaled $162.8 million, reflecting a decrease of $38.2 million from the December 31, 1994 level of $201.0. At March 31, 1995 short-term investments consisted of $5.6 million in federal funds sold, $3.3 million in securities purchased under resale agreements, $21.3 million in time deposits with other banks, and $132.6 million in assets held for sale. Assets held for sale consisted of $124.3 million in mortgage loans in the process of being securitized and sold to third party investors and $8.3 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.

         The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position in determining desired balances of short-term investments and alternative uses of such funds.

OTHER ASSETS

         Other assets at March 31, 1995 were $932.0 million compared to $877.8 million at December 31, 1994. At March 31, 1995 other assets included $382.9 million in premises and equipment, due from customers on acceptances of $37.9 million and other non-earning assets of $511.2 million.
         Cash and due from banks was $533.8 million at March 31, 1995, a decrease of $116.6 million from $650.4 million at December 31, 1994.

FUNDING

         The Company's funding sources can be divided into three broad categories: deposits, short-term borrowings and long-term borrowings.

DEPOSITS

         Deposits are the Company's primary source of funding. Total deposits at March 31, 1995 were $13,411.2 million up 16% from the March 31, 1994 level of $11,538.3 million. Total deposits at December 31, 1994 were $12,801.2 million. At March 31, 1995 total deposits included interest-bearing deposits of $11,467.4 million and other deposits of $1,943.8 million.
         Core deposits, defined as demand deposits and time deposits under $100,000, totaled $11,698.4 million or 87.2% of total deposits at March 31, 1995. This compares to core deposits of $10,117.8 million or 87.7% of total deposits at March 31, 1994 and $11,104.9 million or 86.7% at December 31, 1994.

SHORT-TERM BORROWINGS

         Short-term borrowings at March 31, 1995 were $2,479.7 million and included federal funds purchased of $914.0 million, securities sold under agreements to repurchase of $969.0 million and other borrowed funds of $596.7 million. At March 31, 1995 total short-term borrowings were 13.8% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $2,828.0 million or 16.0% of total liabilities and stockholders' equity at December 31, 1994.

LONG-TERM DEBT

         At March 31, 1995 total long-term debt was $639.5 million representing a decrease of $1.2 million from the December 31, 1994 level of $640.7 million.

CAPITAL

         At March 31, 1995 total stockholders' equity was $1,185.9 million or 6.6% of total assets compared to $1,135.3 million or 6.4% at December 31, 1994. During the first quarter net income added $46.8 million to capital. Sales of common stock through the Dividend Reinvestment Plan, the employee stock purchase and stock option plans for $1.9 million represented the issuance of 135,440 shares. Equity added in business combinations increased equity by $6.2 million. The conversion of debentures added $0.1 million to equity. Treasury stock purchases for 6,155 shares reduced equity by $0.1 million. Dividends declared during the period totaled $16.4 million, and the net unrealized loss on securities available for sale decreased $12.0 million from $46.3 million at December 31, 1994 to $34.3 million at March 31, 1995.
         The Company is subject to the capital adequacy guidelines adopted by the Federal Reserve Board, which is the regulatory agency governing bank holding companies. The Company's capital ratios and those of subsidiary banks are in excess of these regulatory requirements and Management expects that these ratios will continue to be maintained above the minimum levels required by the regulators.
         At March 31, 1995, the Company had a total risk-based capital ratio of 11.58%, consisting of a Tier I capital ratio of 7.62% and supplemental capital elements of 3.96%; and a leverage ratio of 6.00%.

COMMITMENTS

         The Company's subsidiary banks had standby letters of credit outstanding of approximately $555.5 million at March 31, 1995 and $527.7 million at December 31, 1994.
         The Company's subsidiary banks had outstanding commitments to extend credit of approximately $3,908.9 million at March 31, 1995 and $3,873.0 million at December 31, 1994.
         The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments is essentially the same as those for extension of credit to its customers.
         Presently the Company has no commitments for significant capital expenditures.
         The Company's subsidiaries regularly originate and sell loans, consisting primarily of mortgage loans sold to third party investors, which contain various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions are insignificant. The total amount of loans outstanding subject to recourse was $1,268.5 million at March 31, 1995 and $1,275.0 million at December 31, 1994. Under terms of the recourse agreements, the Company would be required to repurchase certain loans if they become non-performing. All such loans sold had a loan-to-collateral ratio of 80% or less, or mortgage insurance to cover losses up to 80% of the collateral value, at the times the various loans were originated. The underlying collateral to these mortgages are generally 1-4 family residential properties. Potential losses under these recourse agreements are affected by the collateral value of the particular loans involved. Losses are recognized when the mortgage is repurchased or the obligation is otherwise satisfied.


INTEREST RATE RISK MANAGEMENT

SouthTrust's asset/liability strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. To achieve this, the Company uses various modeling techniques to simulate interest rate stress on interest earning assets and interest bearing liabilities that will reprice during the next year. Important elements of these modeling techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.
         In conjunction with the Company's asset/liability management strategies, the Company utilizes interest rate swap agreements ("Swaps") to hedge certain longer-term liabilities, converting the effective rate paid on the hedged liabilities to a floating rate from a fixed rate. All Swaps employed by the Company represent end-user activities designed as hedges and, accordingly, fluctuations in the fair value of such contracts are not included in the results of operations.

         At March 31, 1995 the contractual maturities of Swaps were as follows:

                    Notional
In Millions          Amount       Expiration       Liabilities Hedged
- -----------         --------      ----------       ------------------
                     $230            1995          Deposit liabilities
                      200            1996          Deposit liabilities
                      100            2003          Long-term debt
                      200            2004          Long-term debt
                     ----
                     $730

         The Company has also terminated one Swap agreement prior to the contractual maturity. Since the Swap was designed as a hedge, the gain realized on the termination of this contract has been deferred and is amortized to reduce interest expense over the remaining life of the hedged liabilities. At March 31, 1995 and December 31, 1994, the remaining deferred gain related to such termination was $3.3 million and $3.8 million, respectively. The effect of the amortization of the deferred gain reduces interest expense by approximately $1.6 million annually through 1997.

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

Item 6.   Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 No. (4) SouthTrust Corporation Shareholders' Rights Agreement. (Incorporated herein by reference from Registration Statement No. 1-3613).

                 No. (11) Statement of Computation of Earnings Per Share.

                 No. (27) Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K

                 During the three months ended March 31, 1995 the Company did not file a Form 8-K current report with the Securities and Exchange Commission.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SOUTHTRUST CORPORATION


Date:   May 12, 1995                               /s/ Wallace D. Malone, Jr.
       -------------                               ---------------------------
                                                   Wallace D. Malone, Jr.
                                                   Chairman and Chief
                                                   Executive Officer



Date:   May 12, 1995                               /s/ Aubrey D. Barnard
       --------------                              ---------------------------
                                                   Aubrey D. Barnard
                                                   Secretary, Treasurer and
                                                   Controller