Form 10-Q
period 1995-06-30
SOUTHTRUST CORP
filed 1995-08-14
CIK 92081

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                   QUARTERLY REPORT PURSUANT TO 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: JUNE 30, 1995       Commission file number 0-3613
                   -------------       -----------------------------

                            SOUTHTRUST CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                  63-0574085
--------------------------------------     ----------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

 420 North 20th Street, Birmingham, Alabama               35203
-----------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (205) 254-5509
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30,1995 .
                   --------------

                                                        Number of Shares
        Title of Class                                    Outstanding
        --------------                                  ----------------
          $2.50 par                                        83,464,258

                             SOUTHTRUST CORPORATION
                      Consolidated Statements of Condition
                                  (Unaudited)


                                                                                  June 30                 December 31
                                                                         --------------------------------------------
    (In Thousands)                                                           1995               1994          1994
                                                                         --------------------------------------------
    ASSETS
      Cash and due from banks                                            $   594,413        $   511,418   $   650,433
      Short-term investments:
        Federal funds sold and securities purchased
          under resale agreements                                             30,995             53,775        22,645
        Interest-bearing deposits in other banks                              18,902              9,883        13,875
        Assets held for sale                                                 199,895            179,295       164,528
                                                                         --------------------------------------------
             Total short-term investments                                    249,792            242,953       201,048
      Securities available for sale                                        2,065,173          2,326,449     2,280,849
      Securities held for investment (Fair value of $2,017,381 at
        June 30, 1995 and $1,655,052 and $1,618,411 at
        June 30, 1994 and December 31, 1994, respectively)                 1,997,781          1,680,685     1,671,673
      Loans                                                               13,496,910         10,608,968    12,215,599
      Less:
        Unearned income                                                       98,595             84,915        93,692
        Allowance for loan losses                                            186,150            149,303       171,692
                                                                         --------------------------------------------
             Net loans                                                    13,212,165         10,374,750    11,950,215
      Premises and equipment, net                                            407,330            334,666       364,642
      Due from customers on acceptances                                       29,476             27,159        34,111
      Other assets                                                           523,355            433,485       479,088
                                                                         --------------------------------------------
             TOTAL ASSETS                                                $19,079,485        $15,931,565   $17,632,059
                                                                         ============================================


    LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits:
        Interest-bearing                                                 $11,533,929        $ 9,967,558   $10,761,495
        Other                                                              2,279,748          1,859,593     2,039,744
                                                                         --------------------------------------------
             Total deposits                                               13,813,677         11,827,151    12,801,239
      Federal funds purchased and securities sold
        under agreements to repurchase                                     2,260,944          1,743,899     1,885,838
      Other short-term borrowings                                            598,141            630,904       942,174
      Bank acceptances outstanding                                            29,476             27,159        34,111
      Other liabilities                                                      229,862            166,007       192,713
      Long-term debt                                                         889,858            442,646       640,716
                                                                         --------------------------------------------
             Total liabilities                                            17,821,958         14,837,766    16,496,791
      Stockholders' equity:
        Preferred Stock, par value $1.00 a share:
          5,000,000 shares authorized; issued and outstanding - none               0                  0             0
        Common Stock, par value $2.50 a share:
          200,000,000 shares authorized; 83,950,192 shares issued
          at June 30, 1995 and 80,414,703 and 81,904,456 at
          June 30, 1994 and December 31, 1994, respectively                  209,875            201,037       204,761
        Capital surplus                                                      253,137            219,425       231,975
        Retained earnings                                                    815,246            687,021       750,699
        Unrealized gain (loss) on securities available for sale              (14,722)            (7,853)      (46,304)
        Treasury stock at cost:
          485,934 shares at June 30, 1995 and 477,306 and 478,896
          shares at June 30, 1994 and December 31, 1994, respectively         (6,009)            (5,831)       (5,863)
                                                                         --------------------------------------------
             Total stockholders' equity                                    1,257,527          1,093,799     1,135,268
                                                                         --------------------------------------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $19,079,485        $15,931,565   $17,632,059
                                                                         ============================================

    See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                                Three Months Ended            Six Months Ended
                                                                                     June 30                      June 30
                                                                            ---------------------------------------------------
    (In thousands, except per share data)                                     1995               1994          1995      1994
                                                                            ---------------------------------------------------
    INTEREST INCOME
      Interest and fees on loans                                            $294,210           $202,507      $568,033  $385,419
      Interest on securities:
        Taxable                                                               24,572             20,349        45,587    36,470
        Non-taxable                                                            5,215              5,760        10,831    11,782
                                                                            ---------------------------------------------------
          Total interest on investment securities                             29,787             26,109        56,418    48,252
      Interest on securities available for sale                               35,287             30,747        71,706    60,362
      Interest on short-term investments                                       3,128              2,310         5,857     5,847
                                                                            ---------------------------------------------------
          Total interest income                                              362,412            261,673       702,014   499,880
                                                                            ---------------------------------------------------

    INTEREST EXPENSE
      Interest on deposits                                                   141,397             86,120       267,080   168,781
      Interest on short-term borrowings                                       42,173             21,120        83,162    33,623
      Interest on long-term debt                                              11,547              5,507        21,883    10,224
                                                                            ---------------------------------------------------
          Total interest expense                                             195,117            112,747       372,125   212,628
                                                                            ---------------------------------------------------
            Net interest income                                              167,295            148,926       329,889   287,252
    PROVISION FOR LOAN LOSSES                                                 13,555             11,703        26,097    21,892
                                                                            ---------------------------------------------------
            Net interest income after
              provision for loan losses                                      153,740            137,223       303,792   265,360

    NON-INTEREST INCOME
      Service charges on deposit accounts                                     23,018             21,277        45,554    41,759
      Mortgage origination and servicing fees                                  7,524              7,342        14,114    15,296
      Trust fees                                                               4,698              4,334         9,311     8,639
      Miscellaneous fees                                                      13,643             10,294        25,332    21,200
      Securities gains, net                                                       45                 (9)          140        57
      Other                                                                    2,035              1,449         4,454     4,558
                                                                            ---------------------------------------------------
          Total non-interest income                                           50,963             44,687        98,905    91,509
                                                                            ---------------------------------------------------

    NON-INTEREST EXPENSE
      Salaries and employee benefits                                          69,605             63,599       138,403   126,445
      Net occupancy                                                           10,402              9,907        21,064    19,390
      Equipment                                                                7,700              6,689        14,948    13,123
      FDIC insurance                                                           6,952              6,186        13,836    12,368
      Other                                                                   37,087             32,131        70,450    60,591
                                                                            ---------------------------------------------------
          Total non-interest expense                                         131,746            118,512       258,701   231,917
                                                                            ---------------------------------------------------
            Income before income taxes                                        72,957             63,398       143,996   124,952
    INCOME TAX EXPENSE                                                        24,928             21,006        49,127    41,823
                                                                            ---------------------------------------------------
            NET INCOME                                                      $ 48,029           $ 42,392      $ 94,869  $ 83,129
                                                                            ===================================================

    Average number of shares outstanding (000's)                              82,809             79,987        82,480    79,917
    Net income per share                                                    $   0.58           $   0.53      $   1.15  $   1.04
    Dividends declared per share                                            $   0.20           $   0.17      $   0.40  $   0.34

    See Notes to Consolidated Financial Statements

                             SouthTrust Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30
                                                                                             ------------------------
    (In Thousands)                                                                               1995          1994
                                                                                             ------------------------
    OPERATING ACTIVITIES
      Net income                                                                             $   94,869    $   83,129
      Adjustments to reconcile net income to net cash provided
        by operating activities:
       Provision (credit) for:
          Loan losses                                                                            26,097        21,892
          Depreciation of premises and equipment                                                 13,081        11,443
          Amortization of intangibles                                                             9,748         8,834
          Amortization of security premium                                                          496           555
          Accretion of security discount                                                         (2,297)         (741)
          Deferred income tax                                                                       (37)        2,592
       Net realized and unrealized gain on assets held for sale                                  (3,144)       (5,071)
       Net securities (gains) and losses                                                           (141)          (57)
       Origination and purchase of loans held for sale                                         (446,255)     (359,047)
       Proceeds of loans held for sale                                                          406,908       436,632
       Net (increase) decrease in trading securities                                              7,125         6,697
       Net (increase) decrease in other assets                                                   (7,396)      (37,797)
       Net increase (decrease) in other liabilities                                              27,615       (19,302)
                                                                                             ------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                            126,669       149,759


    INVESTING ACTIVITIES
      Proceeds from maturities of:
         Investment securities                                                                  189,724       154,814
         Securities available for sale                                                          290,877       564,569
      Proceeds from sales of:
         Investment securities                                                                        0             0
         Securities available for sale                                                          102,944        54,821
      Purchases of:
         Investment securities                                                                 (473,125)     (542,040)
         Securities available for sale                                                         (130,628)     (509,092)
         Premises and equipment                                                                 (50,214)      (24,090)
      Net increase (decrease) in:
         Short-term investments                                                                   6,092       (14,032)
         Loans                                                                               (1,153,167)   (1,052,527)
      Purchase of subsidiaries, net of cash acquired                                            238,753       104,343
                                                                                             ------------------------
         NET CASH USED IN INVESTING ACTIVITIES                                                 (978,744)   (1,263,234)


    FINANCING ACTIVITIES
      Proceeds from issuance of:
         Common Stock                                                                             3,617         2,986
         Long-term debt                                                                         256,000       100,000
      Payments for:
         Long-term debt                                                                          (6,859)      (13,339)
         Repurchase of Common Stock                                                                (147)       (2,688)
         Cash Dividends                                                                         (32,278)      (27,825)
      Net increase (decrease) in:
         Deposits                                                                               548,052       153,609
         Short-term borrowings                                                                   27,669       804,319
                                                                                             ------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                              796,054     1,017,062
                                                                                             ------------------------
         DECREASE IN CASH AND DUE FROM BANKS                                                    (56,021)      (96,413)
      CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                              650,433       607,831
                                                                                             ------------------------
      CASH AND DUE FROM BANKS AT END OF YEAR                                                 $  594,412    $  511,418
                                                                                             ========================
      Supplemental Disclosures of Cash Flow Information:
        Cash paid during the period for:
          Interest                                                                           $  341,860    $  211,992
          Income taxes                                                                           54,408        49,881
        Non-cash transactions:
          Assets acquired in business combinations                                              494,273       160,788
          Liabilities acquired in business combinations                                         472,095       157,094
          Loans transferred to Other Real Estate                                                 10,403         9,453
          Loans securitized into mortgage-backed securities                                     113,380       294,694

    See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the six month periods ended June 30, 1995 and 1994. Results of operations for the interim 1995 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements on Form 10-K.


Note B - Implementation of Statement of Financial Accounting Standards
         No.s 114 and 118 - Accounting by Creditors for Impairment of a
         Loan.

         During the first quarter of 1995, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect both principal and interest payments due according to contractual terms of the loan agreement.
         Once a loan has been determined to be impaired, the Company measures such impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate determined at the origination of the loan, or the loan's observable market price, if available, unless the loan is collaterally dependent; in which case the Company measures impairment based on the fair value of the collateral.
         The recorded investment in impaired loans at June 30, 1995 was $78.8 million. The average investment in these loans for the six months ended June 30, 1995 was $70.7 million. The reserve for impaired loans was $24.7 million at June 30, 1995, there were no unreserved impaired loans on that date.
         Interest income related to impaired loans is recognized on the cash basis once all past due principle and interest payments have been satisfied.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED June 30,1995
                                  (Unaudited)

EARNINGS SUMMARY

         Net income for the second quarter of 1995 was $48.0 million, an increase of $5.6 million or 13% from the second quarter 1994 net income of $42.4 million. Net income per share for the quarter was $0.58 in 1995 and $0.53 in 1994, an increase of 9%. For the six months ended June 30, 1995 net income was $94.9 million or $1.15 per share, compared to $83.1 million or $1.04 per share in 1994. Net income for the first six months of 1995 resulted in returns on average total assets and average stockholders' equity of 1.05% and 16.19%, respectively.

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

         Net interest income in the second quarter of 1995 was $171.0 million, up $18.1 million or 12% from the 1994 second quarter level of $152.9 million. Total interest income increased to $366.2 million, as the average level of interest earning assets increased 20% to $17,205.2 million, and the fully taxable equivalent yield on earning assets increased 107 basis points to 8.52% from the 1994 yield of 7.45%. This increase reflects an increase in market interest rates. For the six months ended June 30, 1995 net interest income was $337.4 million, an increase of $42.1 million or 14% from the 1994 level of $295.3 million. During the six-month period total interest income increased $201.5 million or 40% to $709.5 million.
         Total interest expense increased $82.4 million or 73% to $195.1 million for the second quarter of 1995, and increased $159.5 million of 75% for the six-month period to $372.1 million. These increases reflect an increase in the level of average interest-bearing liabilities of 22% to $15,086.9 million for the quarter and an increase of 23% to $14,767.6 million for the first six months of 1995. The average rate paid on interest-bearing liabilities increased 153 basis points to 5.19% for the second quarter and 151 basis points to 5.08% for the six months ended June 30, 1995.
         The taxable equivalent net interest margin for the second quarter of 1995 was 3.98% compared to 4.29% for the second quarter of 1994.For the six-month period the net interest margin decreased to 4.03% in 1995 from 4.28% in 1994. The taxable equivalent net interest spreads for the first six months of 1995 and 1994 were 3.39% and 3.79%, respectively. The net interest spread is affected by competitive pressures, Federal Reserve Bank ("FRB") monetary policies, and the composition of interest-earning assets and interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the second quarter of 1995 was $13.6 million, reflecting an increase of $1.9 million from the 1994 second quarter level of $11.7 million. For the six months ended June 30, 1995 the provision for loan losses was $26.1 million, an increase of $4.2 million from the 1994 level of $21.9 million. For the quarter, net charge-offs were $8.0 million or
 .25% of average net loans on an annualized basis compared to .22% in the second quarter of 1994. For the first six months of 1995, net charge-offs totaled $14.2 million or .23% of average net loans on an annualized basis. During the same period of 1994, net charge-offs were $8.2 million or 0.17% of net loans on an annualized basis. For the year ended December 31, 1994 net charge-offs were $19.8 million or .19% of net loans.

NON-INTEREST INCOME

              Total non-interest income increased $6.3 million or 14% to $51.0 million for the second quarter of 1995. Service charges on deposit accounts increased $1.7 million or 8% to $23.0 million. The increase is primarily attributable to an increased number of deposit accounts and various rate increases for service charges. Mortgage origination and servicing fees increased $0.2 million or 2% to $7.5 million. While the level of mortgage fees is virtually flat with the level one year ago, it does reflect an increase over the past three consecutive quarters as recent mortgage rate decreases have resulted in increased mortgage financing which has resulted in increased mortgage fee income. Trust fees increased $0.4 million or 8% to $4.7 million. Other fee income increased $3.3 million or 33% to $13.6 million. Net securities gains were $45,000 compared to securities losses of $9,000 in 1994. All other non-interest income increased $0.6 million to $2.0 million for the second quarter 1995. There were no significant non-recurring non-interest income items recorded in 1995 or 1994.
   For the six months ended June 30, 1995 total non-interest income increased $7.4 million or 8% to $98.9 million. During the period service charges on deposit accounts increased $3.8 million or 9% to $45.6 million. Mortgage origination and service were $14.1 million, a decrease of $1.2 million or 8% from the first six months of 1994. Trust fees increased 8% to $9.3 million, other fee income increased $4.1 million or 19% to $25.3 million, and other non-interest income decreased 2% to $4.5 million. Securities gains for the 1995 six-month period were $141,000 compared to $57,000 during the first six months of 1994.
   There were no significant non-recurring non-interest income items during either the quarter or six month periods discussed.

NON-INTEREST EXPENSE

         Total non-interest expense for the quarter was $131.7 million, reflecting an increase of $13.2 million or 11% from the second quarter 1994 level. For the six months ended June 30, 1995 total non-interest expense was $258.7 million, an increase of $26.8 million or 12% over the first six months of 1994. The ratio of non-interest expense to average total assets was 2.85% for the second quarter of 1995 down from 3.07% in the second quarter of 1994.For the first six months of 1995 the non-interest expenses to total average asset ratio was 2.87% compared to 3.10% in 1994.
         Salaries and employee benefits accounted for the largest portion of total non-interest expense in both periods as well as the largest portion of the increase. Salaries and employee benefits expense increased $6.0 million or 9% to $69.6 million for the second quarter 1995. For the six months ended June 30, 1995 salaries and employee benefits increased $12.0 million or 9% to $138.4 million. The number of full time equivalent employees increased approximately 7% from June 30, 1994 to approximately 7,700 at June 30, 1995. Net occupancy expense increased $0.5 million or 5% to $10.4 million for the quarter and $1.7 million or 9% for the six- month period primarily as a result of the growth in the number of banking offices to 430 in 1995 from 400 at June 30, 1994. Equipment expense increased $1.0 million or 15% to $7.7 million for the quarter and $1.8 million or 14% to $14.9 million for the six-month period. FDIC insurance expense increased $0.8 million or 12% to $7.0 million for the quarter and $1.5 million or 12% to $13.8 million for the six-month period as a result of increased deposits. All other non-interest expense items totaled $37.1 million in the second quarter of 1995 and $70.5 million for the six months ended June 30, 1995, reflecting increases of 15% and 16%, respectively over the comparable periods of 1994. There were no significant non-recurring non-interest expense items recorded in 1995 or 1994.

         Income tax expense for the second quarter of 1995 was $24.9 million for an effective tax rate of 34.2% compared to $21.0 million or an effective rate of 33.1% in the second quarter of 1994. For the six-month period income tax expense was $49.1 million or an effective rate of 34.1% in 1995 compared to $41.8 million or an effective rate of 33.5% in the comparable period of 1994. The increase in the effective tax rate was due primarily to a decline in the proportional amount of revenue on non-taxable investment securities, and provisions of the Tax Reform Act of 1986, particularly the 100% disallowance of interest expense deemed attributable to debt used to carry non-taxable investment securities, which have had the effect of increasing the effective income tax rate paid by the Company. The statutory federal income tax rate was 35% in 1995 and 1994.

SUMMARY OF FINANCIAL CONDITION

         Total assets at June 30, 1995 were $19.1 billion, representing an increase of $3.1 billion or 20% from June 30, 1994. At December

31, 1994, total assets were $17.6 billion. Average total assets for the first six months of 1995 were $18.2 billion compared to $15.1 billion for the first six months of 1994.
         Average earning assets for the first six months of 1995 were $16.8 billion, representing an increase of 21% over the 1994 level of $13.9 billion. Average interest-bearing liabilities through June 30, 1995 were $14.8 billion, up 23% over the 1994 first six-month level of $12.0 billion.


LOANS

         Loans, net of unearned income at June 30, 1995 totaled $13,398.3 million compared to $12,121.9 million at December 31, 1994.
         As of December 31, 1994, the company reclassified certain loans previously classified as commercial real estate mortgage loans to the commercial, financial and agricultural loan category. The reclassification represents loans which are secured by owner occupied business premises for commercial or service related businesses. Management believes that the classification of such loans as commercial loans is more consistent with their underwriting criteria, and also more accurately reflects the credit risk associated with such loans. The amount of such loans reclassified for June
30, 1994 and restated herein is approximately $1,428.2 million. The changes in loans addressed in the remainder of this discussion are based on the restated amounts applied retroactively.
         Commercial real estate mortgage loans increased $185.4 million from December 31, 1994 to $1,961.6 million, or 14.6% of total loans. This category represents the Company's largest credit concentration. Residential real estate mortgage loans at June 30, 1995 were $3,108.1 million or 23.0% of total loans compared to $2,960.0 million or 24.2% at December 31, 1994. Real estate construction loans were $973.3 million or 7.2% of total loans, up from $675.2 million at December 31, 1994 when such loans accounted for 5.5% of total loans.
         Commercial, financial and agricultural loans at June 30, 1995 were $5,508.0 million or 40.8% of total loans, compared to $5,058.4 million or 41.4% of total loans at December 31, 1994. This segment is widely diversified and there were no significant industry concentrations.
         Loans to individuals at June 30, 1995 totaled $1,945.9 million or 14.4% of total loans, compared to $1,745.9 million or 14.3% of total loans at December 31, 1994.
         Total unearned income at June 30, 1995 was $98.6 million compared to $93.7 million at December 31, 1994.

NON-PERFORMING ASSETS

         Non-performing assets at June 30, 1995 were $108.2 million or 0.80% of net loans and other real estate owned, representing an increase of $5.5 million from the December 31, 1994 level of $102.7 million. Included in non-performing assets at June 30, 1995 were

$57.5 million of loans on non-accrual status, other real estate owned totaling $48.1 million, and $2.6 million of restructured loans. Loans 90 days past due and accruing were $25.4 at June 30, 1995 compared to $16.6 million at December 31, 1994.
         As of June 30, 1995, the Company had loans of approximately $18.7 million for which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, and may result in the loans' repayment terms being restructured, and/or the loans going on non-performing status. Such loans are continuously reviewed by management, and their classification may be changed if conditions warrant.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses at June 30, 1995 was $186.1 million or 1.39% of net loans compared to $171.7 million or 1.42% at December 31, 1994. While deterioration of the economy or rising interest rates could have a near-term effect on the Company's earnings, Management has taken into consideration present and expected economic conditions, the level of risk in the portfolio, the level of non-performing assets, potential problem loans, and delinquencies in assessing the allowance for loan losses and considers the allowance for loan losses to be adequate.
         Net charge-offs during the six months ended June 30, 1995 totaled $14.2 million or 0.23% of average net loans on an annualized basis compared to $8.2 million or .17% during the first six months of 1994. The provision for loan losses as a percentage of net charge-offs were 184% during the first six months of 1995 and 268% during the comparable period of 1994.

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

         At June 30, 1995, total securities were $4,063.0 million. Investment securities amounted to $1,997.8 million and securities classified as available for sale amounted to $2,065.2 million.
         Investment securities increased 19% from the year-end 1994 level to $1,997.8 million, and included U.S. Treasury securities of $16.4 million, U.S. Government agency securities of $1,346.1 million, Collateralized mortgage obligations (CMOs) of $127.5 million, other mortgage backed securities of $128.3 million, State, County and Municipal securities of $285.1 million and other securities of $94.4 million.
         Securities available for sale included U.S. Treasury securities of $422.8 million, U.S. Government agency securities of $293.4 million, CMOs of $1,013.5 million, other mortgage backed securities of $240.6 million, State, County and Municipal securities of $1.7 million and other securities of $93.2 million.
         At June 30, 1995, the Company's investment portfolio included $1,141.0 million in CMOs. CMOs present some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of declining interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages.

         Additionally, the Company's investment portfolio included approximately $854.3 million in Agency Securities with forward coupon rate increases, commonly known as "step-ups." $775.4 million of the step-ups held by the Company have maturities through 1999, $77.9 million matures through 2004, and $1.0 million matures in 2009. The Company has invested in step-ups, utilizing a strategy to avoid purchasing fixed rates securities that the Company believes would have provided lower than desirable yields in a rising rate environment. Step-ups are callable by the issuer at predetermined call dates, generally on each interest payment date. Step-ups present some degree of risk that the security will be called in a declining rate environment, resulting in the Company reinvesting the proceeds at a lower yield than was available at a fixed longer-term rate than when the security was originally purchased, and the risk that yield increases in a rising rate environment will be less than the yield that would currently be available in the marketplace at the time of scheduled rate increases.
         Also, included in U.S. Government Agency Securities at June 30, 1995 were $133.0 million in structured notes. $130.0 million of these structured notes mature through 1997. The remaining $3.0 million have maturities through 2000. All structured notes have floating interest rates. Of the total $133.0 million, $127.5 million are dual index bonds which present the risk of narrowing spreads between the floating indices, resulting in a lower yield on the bonds. The remaining $5.5 million are "Inverse Floaters." These securities pay interest at a rate determined by a formula based on a fixed interest rate less the six-month LIBOR rate. $5.0 million of these securities mature in 1997 and $0.5 million matures in 2000. Inverse floaters present the risk of decreasing yields in rising rate environments.
         At June 30, 1995, the fair value of investment securities exceeded the book value by $19.6 million, compared to an unrealized loss of $53.3 million at December 31, 1994. For securities available for sale, the amortized cost exceeded the fair value by $23.8 million, resulting in an after-tax adjustment to stockholders' equity of $14.7 million. This unrealized loss, which Management believes is temporary, compares to a net of tax unrealized loss of $46.3 million at December 31, 1994. The increase in fair values of securities is attributable to falling interest rates.

SHORT-TERM INVESTMENTS

         Short-term investments at June 30, 1995 totaled $249.8 million, reflecting an increase of $48.8 million from the December 31, 1994 level of $201.0 million. At June 30, 1995, short-term investments consisted of $27.7 million in federal funds sold, $3.3 million in securities purchased under resale agreements, $18.9 million in time deposits with other banks, and $199.9 million in assets held for sale. Assets held for sale consisted of $187.5 million in mortgage loans in the process of being securitized and sold to third party investors and $12.4 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.

         The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position in determining desired balances of short-term investments and alternative uses of such funds.

OTHER ASSETS

         Other assets at June 30, 1995 were $960.2 million compared to $877.8 million at December 31, 1994. At June 30, 1995, other assets included $407.3 million in premises and equipment, due from customers on acceptances of $29.5, other real estate owned of $48.1 million, mortgage servicing rights of $28.4 million, other intangible assets of $159.7 million and other non-earning assets of $287.2 million.
         Cash and due from banks was $594.4 million at June 30, 1995, a decrease of $56.0 million from $650.4 million at December 31, 1994.

FUNDING

         The Company's funding sources can be divided into three broad categories: deposits, short-term borrowings and long-term borrowings.

DEPOSITS

         Deposits are the Company's primary source of funding. Total deposits at June 30, 1995 were $13,813.7 million up 17% from the June 30, 1994 level of $11,827.2 million. Total deposits at December 31, 1994 were $12,801.2 million. At June 30, 1995, total deposits included interest-bearing deposits of $11,533.9 million and other deposits of $2,279.8 million.
         Core deposits, defined as demand deposits and time deposits less than $100,000, totaled $12,036.7 million or 87.1% of total deposits at June 30, 1995. This compares to core deposits of $10,378.0 million or 87.7% of total deposits at June 30, 1994 and $11,104.9 million or 86.7% at December 31, 1994.

SHORT-TERM BORROWINGS

         Short-term borrowings at June 30, 1995 were $2,859.1 million and included federal funds purchased of $1,253.7 million, securities sold under agreements to repurchase of $1,007.3 million and other borrowed funds of $598.1 million. At June 30, 1995, total short-term borrowings were 15.0% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $2,828.0 million or 16.0% of total liabilities and stockholders' equity at December 31, 1994.

LONG-TERM DEBT

         At June 30, 1995, total long-term debt was $889.9 million representing an increase of $249.2 million from the December 31, 1994 level of $640.7 million. During the first six months of 1995 the Company issued $256.0 million of additional long-term debt including $150.0 million in subordinated debt of which $50.0 million matures in 2005 and $100.0 million matures in 2025, and $106.0 million of Federal Home Loan Bank advances which mature through 1998.During the six month period repayments of long-term debt totaled $6.8 million.

CAPITAL

         At June 30, 1995, total stockholders' equity was $1,257.5 million or 6.6% of total assets compared to $1,135.3 million or 6.4% at December 31, 1994. During the first six months net income added $94.9 million to capital. Sales of common stock through the Dividend Reinvestment Plan, the employee stock purchase and stock option plans for $3.5 million represented the issuance of 234,604 shares. Equity added in business combinations increased equity by $25.1 million. The conversion of debentures added $0.1 million to equity. Treasury stock purchases for 7,038 shares reduced equity by $0.1 million. Dividends declared during the period totaled $32.9 million, and the net unrealized loss on securities available for sale decreased $31.6 million from $46.3 million at December 31, 1994 to $14.7 million at June 30, 1995.
         The Company is subject to the capital adequacy guidelines adopted by the Federal Reserve Board, which is the regulatory agency that governs bank holding companies. The Company's capital ratios and those of subsidiary banks are in excess of these regulatory requirements and Management expects that these ratios will continue to be maintained above the minimum levels required by the regulators.
         The June 30, 1995, the Company had a total risk-based capital ratio of 11.35%, consisting of Tier I capital ratio of 7.55% and supplemental capital elements of 3.80%. The leverage ratio was 6.06%.

COMMITMENTS

         The Company's subsidiary banks had standby letters of credit outstanding of approximately $549.5 million at June 30, 1995 and $527.7 million at December 31, 1994.
         The Company's subsidiary banks had outstanding commitments to extend credit of approximately $4,310.3 million at June 30, 1995 and $3,873.0 million at December 31, 1994.
         The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitment is essentially the same as those for extension of credit to its customers.
         Presently the Company has no commitments for significant capital expenditures.
         The Company's subsidiaries regularly originate and sell loans, consisting primarily of mortgage loans sold to third party investors, which contain various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions are insignificant. The total amount of loans outstanding subject to recourse was $1,245.2 million at June 30, 1995 and $1,275.0 million at December 31, 1994. Under terms of the recourse agreements, the Company would be required to repurchase certain loans if they become non-performing. All such loans sold had a loan-to-collateral ratio of 80% or less, or mortgage insurance to cover losses up to 80% of the collateral value, at the times the various loans were originated. The underlying collateral to these mortgages are generally 1-4 family residential properties. Potential losses under these recourse agreements are affected by the collateral value of the particular loans involved. Losses are recognized when the mortgage is repurchased or the obligation is otherwise satisfied.


INTEREST RATE RISK MANAGEMENT

SouthTrust's asset/liability strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. To achieve this, the Company uses various modeling techniques to simulate interest rate stress on interest earning assets and interest-bearing liabilities that will reprice during the next year. Important elements of these modeling techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.
         In conjunction with the Company's asset/liability management strategies, the Company utilizes interest rate swap agreements ("Swaps") to hedge certain longer-term liabilities, converting the effective rate paid on the hedged liabilities to a floating rate from a fixed rate. All Swaps employed by the Company represent end-user activities designed as hedges and, accordingly, fluctuations in the fair values of such contracts are not included in the results of operations.

         At June 30, 1995, the contractual maturities of Swaps were as follows:

                          Notional
         In Millions       Amount          Expiration       Liabilities Hedged
         -----------      --------         ----------       ------------------
                           $ 25            1995             Deposit liabilities
                            200            1996             Deposit liabilities
                            100            2003             Long-term debt
                            200            2004             Long-term debt
                            150            2005             Long-term debt
                           ----
                           $675

         The Company has also terminated one Swap agreement prior to the contractual maturity. Since the Swap was designed as a hedge, the gain realized on the termination of this contract has been deferred and is amortized to reduce interest expense over the remaining life of the hedged liabilities. At June 30, 1995 and December 31, 1994, the remaining deferred gain related to such termination was $3.0 million and $3.8 million, respectively. The effect of the amortization of the deferred gain reduces interest expense by approximately $1.6 million annually through 1997.

CONTINGENCIES

        Several of the Company's subsidiaries are defendants in various proceedings arising in the normal course of business. These claims relate to the lending and investment advisory services provided by the Company and include alleged compensatory and punitive damages.
        In Addition, subsidiaries of the Company have been named as defendants in suits that allege fraudulent, deceptive or collusive practices in connection with certain financing practices (including the sale of insurance). These suits, which are not filed as class actions, name unaffiliated corporation as co-defendants, and the Company's insurance carrier is defending these suits under a reservation of rights. These suits are typical of complaints that have been filed in recent years in the State of Alabama challenging financial transactions between plaintiffs and various financial institutions. The complaints in such cases frequently seek punitive damages in transactions involving fairly small amounts of actual damages, and in recent years, juries in the State of Alabama, in certain counties where some of the suits described above are pending, have awarded large punitive damage awards to plaintiffs.
        Although it is not possible to determine, with any certainty and at this point in time, the potential exposure related to punitive damages in connection with these suits, the Company, in the opinion of mangement, and based upon consultation with legal counsel, believes that the ultimate resolutions of these proceedings will not have a material adverse effect on the Company's financial statements.

                           Part II Other Information


Item 6.   Exhibits and Reports on Form 8-K

         (A)  Exhibits

              No. (4) SouthTrust Corporation Shareholders' Rights Agreement. (Incorporated herein by reference from Registration Statement No. 1-3613).

              No. (11)   Statement of Computation of Earnings Per Share.

              No. (27)   Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K

              During the three months ended June 30, 1995 the Company did not file a Form 8-K current report with the Securities and Exchange Commission.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   SOUTHTRUST CORPORATION


Date:   August 11, 1995                            /s/ Wallace D. Malone, Jr.
       ---------------                             ---------------------------
                                                   Wallace D. Malone, Jr.
                                                   Chairman and Chief
                                                   Executive Officer



Date:   August 11, 1995                            /s/ Aubrey D. Barnard
       ----------------                            --------------------------
                                                   Aubrey D. Barnard
                                                   Secretary, Treasurer and
                                                   Controller