Form 10-Q
period 1995-09-30
SOUTHTRUST CORP
filed 1995-11-09
CIK 92081

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    QUARTERLY REPORT PURSUANT TO 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: SEPTEMBER 30, 1995             Commission file number 0-3613
                   ------------------             -----------------------------

                            SOUTHTRUST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                     63-0574085
--------------------------------------        ----------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

 420 North 20th Street, Birmingham, Alabama                 35203
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (205) 254-5509
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1995.

                                                        Number of Shares
        Title of Class                                    Outstanding
--------------------------------------------------------------------------------

          $2.50 par                                        87,624,011

                             SOUTHTRUST CORPORATION
                      Consolidated Statements of Condition
                                  (Unaudited)


                                                                           September 30            December 31
                                                                         -------------------------------------
(In Thousands)                                                               1995         1994         1994
                                                                         -------------------------------------
ASSETS
  Cash and due from banks                                                $   747,390 $    575,047 $    650,433
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                                 41,496       21,021       22,645
    Interest-bearing deposits in other banks                                   3,073       13,763       13,875
    Assets held for sale                                                     198,335      175,699      164,528
                                                                         -------------------------------------
         Total short-term investments                                        242,904      210,483      201,048
  Securities available for sale                                            2,023,635    2,326,289    2,280,849
  Securities held for investment (Fair value of $2,054,074 at
    September 30, 1995 and $1,609,318 and $1,618,411 at
    September 30, 1994 and December 31, 1994, respectivley)                2,036,057    1,682,223    1,671,673
  Loans                                                                   14,180,250   11,558,599   12,215,599
  Less:
    Unearned income                                                          102,754       86,269       93,692
    Allowance for loan losses                                                194,962      167,475      171,692
                                                                         -------------------------------------
         Net loans                                                        13,882,534   11,304,855   11,950,215
  Premises and equipment, net                                                421,087      356,103      364,642
  Due from customers on acceptances                                           16,949       24,693       34,111
  Other assets                                                               650,207      475,788      479,088
                                                                         -------------------------------------
         TOTAL ASSETS                                                    $20,020,763  $16,955,481  $17,632,059
                                                                         =====================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Interest-bearing                                                     $11,908,785  $10,291,096  $10,761,495
    Other                                                                  2,100,759    1,952,111    2,039,744
                                                                         -------------------------------------
         Total deposits                                                   14,009,544   12,243,207   12,801,239
  Federal funds purchased and securities sold
    under agreements to repurchase                                         2,661,899    1,909,527    1,885,838
  Other short-term borrowings                                                751,595      906,490      942,174
  Bank acceptances outstanding                                                16,949       24,783       34,111
  Other liabilities                                                          302,240      201,562      192,713
  Long-term debt                                                             891,281      541,425      640,716
                                                                         -------------------------------------
         Total liabilities                                                18,633,508   15,826,994   16,496,791
  Stockholders' equity:
    Preferred Stock, par value $1.00 a share:
      5,000,000 shares authorized; issued and outstanding - none                   0            0            0
    Common Stock, par value $2.50 a share:
      200,000,000 shares authorized; 88,115,682 shares issued
      at September 30, 1995 and 81,737,094 and 81,904,456 at
      September 30, 1994 and December 31, 1994, respectively                 220,289      204,343      204,761
    Capital surplus                                                          337,358      230,517      231,975
    Retained earnings                                                        849,031      719,148      750,699
    Unrealized loss on securities available for sale                         (13,267)     (19,666)     (46,304)
    Treasury stock at cost:
      491,671 shares at September 30, 1995 and 478,474 and 478,896
      shares at September 30, 1994 and December 31, 1994, respectively        (6,156)      (5,855)      (5,863)
                                                                         -------------------------------------
         Total stockholders' equity                                        1,387,255    1,128,487    1,135,268
                                                                         -------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $20,020,763  $16,955,481  $17,632,059
                                                                         =====================================

See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                             Three Months Ended      Nine Months Ended
                                                                                September 30            September 30
                                                                            --------------------------------------------
(In thousands, except per share data)                                         1995        1994         1995       1994
                                                                            --------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                                $312,897     $229,972   $  880,930  $615,391
  Interest on securities:
    Taxable                                                                   28,509       19,046       74,096    55,516
    Non-taxable                                                                4,998        5,704       15,829    17,486
                                                                            --------------------------------------------
      Total interest on investment securities                                 33,507       24,750       89,925    73,002
  Interest on securities available for sale                                   31,663       35,138      103,369    95,500
  Interest on short-term investments                                           4,754        2,368       10,611     8,215
                                                                            --------------------------------------------
      Total interest income                                                  382,821      292,228    1,084,835   792,108
                                                                            --------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                                       146,600       98,252      413,680   267,033
  Interest on short-term borrowings                                           45,098       28,028      128,260    61,651
  Interest on long-term debt                                                  15,046        6,949       36,929    17,173
                                                                            --------------------------------------------
      Total interest expense                                                 206,744      133,229      578,869   345,857
                                                                            --------------------------------------------
        Net interest income                                                  176,077      158,999      505,966   446,251
PROVISION FOR LOAN LOSSES                                                     13,392       11,380       39,489    33,272
                                                                            --------------------------------------------
        Net interest income after
          provision for loan losses                                          162,685      147,619      466,477   412,979

NON-INTEREST INCOME
  Service charges on deposit accounts                                         23,041       22,262       68,595    64,020
  Mortgage origination and servicing fees                                      8,788        6,820       22,902    22,117
  Trust fees                                                                   4,757        4,161       14,068    12,800
  Miscellaneous fees                                                          12,960       10,128       38,292    31,327
  Securities gains, net                                                           22           60          162       117
  Other                                                                        3,257        2,955        7,711     7,515
                                                                            --------------------------------------------
      Total non-interest income                                               52,825       46,386      151,730   137,896
                                                                            --------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                              70,702       65,499      209,105   191,944
  Net occupancy                                                               10,983       10,438       32,047    29,828
  Equipment                                                                    7,772        7,141       22,720    20,264
  FDIC insurance                                                               7,125        6,618       20,961    18,986
  Other                                                                       41,226       37,286      111,676    97,878
                                                                            --------------------------------------------
      Total non-interest expense                                             137,808      126,982      396,509   358,900
                                                                            --------------------------------------------
        Income before income taxes                                            77,702       67,023      221,698   191,975
INCOME TAX EXPENSE                                                            27,155       22,517       76,282    64,340
                                                                            --------------------------------------------
        NET INCOME                                                          $ 50,547     $ 44,506   $  145,416  $127,635
                                                                            ============================================

Average number of shares outstanding (000's)                                  84,245       80,955       83,075    80,267
Net income per share                                                        $   0.60     $   0.55   $     1.75  $   1.59
Dividends declared per share                                                $   0.20     $   0.17   $     0.60  $   0.51

See Notes to Consolidated Financial Statements

                             SouthTrust Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30
                                                                                       -----------------------
(In Thousands)                                                                           1995         1994
                                                                                       -----------------------
OPERATING ACTIVITIES
  Net income                                                                           $  145,416   $  127,635
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                                          39,489       33,272
      Depreciation of premises and equipment                                               19,853       17,739
      Amortization of intangibles                                                          14,976       11,801
      Amortization of security premium                                                        705          690
      Accretion of security discount                                                       (3,468)      (1,196)
      Deferred income tax                                                                   1,552        3,311
   Net realized and unrealized gain on assets held for sale                                (5,107)      (6,627)
   Net securities (gains) and losses                                                         (163)        (117)
   Origination and purchase of loans held for sale                                       (783,955)    (427,789)
   Proceeds of loans held for sale                                                        738,967      519,032
   Net (increase) decrease in trading securities                                           16,289       (1,809)
   Net (increase) decrease in other assets                                               (106,505)     (32,886)
   Net increase (decrease) in other liabilities                                            85,494        8,843
                                                                                       -----------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                          163,543      251,899


INVESTING ACTIVITIES
  Proceeds from maturities of:
     Investment securities                                                                279,679      226,433
     Securities available for sale                                                        555,987      588,717
  Proceeds from sales of:
     Investment securities                                                                      0            0
     Securities available for sale                                                        102,966      144,891
  Purchases of:
     Investment securities                                                               (593,125)    (542,040)
     Securities available for sale                                                       (331,184)    (634,658)
     Premises and equipment                                                               (69,410)     (41,071)
  Net (increase) decrease in:
     Short-term investments                                                                19,728       22,988
     Loans                                                                             (1,789,361)  (1,642,132)
  Purchase of subsidiaries, net of cash acquired                                          346,912       89,208
                                                                                       -----------------------
     NET CASH USED IN INVESTING ACTIVITIES                                             (1,477,808)  (1,787,664)


FINANCING ACTIVITIES
  Proceeds from issuance of:
     Common Stock                                                                          94,425        4,435
     Long-term debt                                                                       283,022      195,000
  Payments for:
     Long-term debt                                                                       (32,457)     (53,598)
     Repurchase of Common Stock                                                              (293)      (2,712)
     Cash Dividends                                                                       (48,973)     (41,453)
  Net increase (decrease) in:
     Deposits                                                                             533,427      126,776
     Short-term borrowings                                                                582,071    1,274,533
                                                                                       -----------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                          1,411,222    1,502,981
                                                                                       -----------------------
     DECREASE IN CASH AND DUE FROM BANKS                                                   96,957      (32,784)
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                            650,433      607,831
                                                                                       -----------------------
  CASH AND DUE FROM BANKS AT END OF YEAR                                               $  747,390   $  575,047
                                                                                       =======================

  Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Interest                                                                         $  512,927   $  331,433
      Income taxes                                                                         68,116       71,537
    Non-cash transactions:
      Assets acquired in business combinations                                            713,022      645,009
      Liabilities acquired in business combinations                                       684,512      620,109
      Loans transferred to Other Real Estate                                               10,438       14,180
      Loans securitized into mortgage-backed securities                                   218,507      349,314

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the nine month periods ended September 30, 1995 and 1994. Results of operations for the interim 1995 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements on Form 10-K.


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

         The recorded investment in impaired loans at September 30, 1995 was $75.2 million. The average investment in these loans for the nine months ended September 30, 1995 was $72.0 million. The reserve for impaired loans was $23.7 million at September 30, 1995, there were no unreserved impaired loans on that date.

         Interest income related to impaired loans is recognized on the cash basis once all past due principal and interest payments have been satisfied.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDED September 30,1995
                                  (Unaudited)
EARNINGS SUMMARY

         Net income for the third quarter of 1995 was $50.5 million, an increase of $6.0 million or 14% from the third quarter 1994 net income of $44.5 million. Net income per share for the quarter was $0.60 in 1995 and $0.55 in 1994, an increase of 9%. For the nine-months ended September 30, 1995 net income was $145.4 million or $1.75 per share, compared to $127.6 million or $1.59 per share in 1994. Net income for the first nine months of 1995 resulted in returns on average total assets and average stockholders' equity of 1.05% and 16.04%, respectively.

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

         Net interest income in the third quarter of 1995 was $179.6 million, up $16.5 million or 10% from the 1994 third quarter level of $163.1 million. Total interest income increased to $386.3 million, as the average level of interest earning assets increased 18% to $17,957.5 million, and the fully taxable equivalent yield on earning assets increased 79 basis points to 8.52% from the 1994 yield of 7.73%. This increase reflects an increase in market interest rates. For the nine months ended September 30, 1995 net interest income was $516.9 million, an increase of $58.5 million or 13% from the 1994 level of $458.4 million. During the nine-month period total interest income increased $291.5 million or 36% to $1,095.8 million.

         Total interest expense increased $73.5 million or 55% to $206.7 million for the third quarter of 1995, and increased $233.0 million or 67% for the nine-month period to $578.8 million. These increases reflect an increase in the level of average interest-bearing liabilities of 19% to $15,753.2 million for the quarter and an increase of 22% to $15,099.8 million for the first nine months of 1995. The average rate paid on interest-bearing liabilities increased 121 basis points to 5.21% for the third quarter and 141 basis points to 5.13% for the nine months ended September 30, 1995.

         The taxable equivalent net interest margin for the third quarter of 1995 was 3.96% compared to 4.25% for the third quarter of 1994.For the nine-month period the net interest margin decreased to 4.00% in 1995 from 4.27% in 1994. The taxable equivalent net interest spreads for the first nine months of 1995 and 1994 were 3.36% and 3.77%, respectively. The net interest spread is affected by competitive pressures, Federal Reserve Bank ("FRB") monetary policies, and the composition of interest-earning assets and interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the third quarter of 1995 was $13.4 million, reflecting an increase of $2.0 million from the 1994 third quarter level of $11.4 million. For the nine months ended September 30, 1995 the provision for loan losses was $39.5 million, an increase of $6.2 million from the 1994 level of $33.3 million. For the quarter, net charge-offs were $5.3 million or .16% of average net loans on an annualized basis compared to .15% in the third quarter of 1994. For the first nine months of 1995, net charge-offs totaled $19.5 million or .20% of average net loans on an annualized basis. During the same period of 1994, net charge-offs were $12.3 million or 0.16% of net loans on an annualized basis. For the year ended December 31, 1994 net charge-offs were $19.8 million or .19% of net loans.

NON-INTEREST INCOME

              Total non-interest income increased $6.4 million or 14% to $52.8 million for the third quarter of 1995. Service charges on deposit accounts increased $0.8 million or 4% to $23.0 million. The increase is primarily attributable to an increased number of deposit accounts and various rate increases for service charges. Mortgage origination and servicing fees increased $2.0 million or 29% to $8.8 million due to a recent decrease in rates available on mortgages resulting in increased demand. Trust fees increased $0.6 million or 14% to $4.8 million. Other fee income increased $2.8 million or 28% to $13.0 million. Net securities gains were $22,000 compared to securities gains of $60,000 in 1994. All other non-interest income increased $0.3 million to $3.3 million for the third quarter 1995. There were no significant non-recurring non-interest income items recorded in 1995 or 1994.

   For the nine months ended September 30, 1995 total non-interest income increased $13.8 million or 10% to $151.7 million. During the period service charges on deposit accounts increased $4.6 million or 7% to $68.6 million. Mortgage origination and service fees were $22.9 million, an increase of $0.8 million or 4% from the first nine months of 1994. Trust fees increased 10% to $14.1 million, other fee income increased $7.0 million or 22% to $38.3 million, and other non-interest income increased 3% to $7.7 million. Securities gains for the 1995 nine-month period were $163,000 compared to $117,000 during the first nine months of 1994.

   There were no significant non-recurring non-interest income items during either the quarter or nine month periods discussed.

NON-INTEREST EXPENSE

         Total non-interest expense for the quarter was $137.8 million, reflecting an increase of $10.8 million or 9% from the third quarter 1994 level. For the nine months ended September 30, 1995 total non-interest expense was $396.5 million, an increase of $37.6 million or 10% over the first nine months of 1994. The ratio of non-interest expense to average total assets was 2.83% for the third quarter of 1995 down from 3.07% in the third quarter of 1994. For the first nine months of 1995 the non-interest expenses to total average asset ratio was 2.86% compared to 3.09% in 1994.

         Salaries and employee benefits accounted for the largest portion of total non-interest expense in both periods as well as the largest portion of the increase. Salaries and employee benefits expense increased $5.2 million or 8% to $70.7 million for the third quarter 1995. For the nine months ended September 30, 1995 salaries and employee benefits increased $17.2 million or 9% to $209.1 million. The number of full time equivalent employees increased approximately 4% from September 30, 1994 to approximately 7,720 at September 30, 1995. Net occupancy expense increased $0.5 million or 5% to $11.0 million for the quarter and $2.2 million or 7% for the nine-month period primarily as a result of the growth in the number of banking offices to 444 in 1995 from 421 at September 30, 1994. Equipment expense increased $0.6 million or 9% to $7.7 million for the quarter and $2.5 million or 12% to $22.7 million for the nine-month period. Deposit insurance expense increased $0.5 million or 8% to $7.1 million for the quarter and $2.0 million or 10% to $21.0 million for the nine-month period. During the third quarter the Company received a refund of approximately $7.0 million from the Federal Deposit Insurance Corporation ("FDIC"), as a result of the FDIC lowering the rate on FDIC insured deposits from 23 basis points to 4 basis points. The Company also has approximately $1.9 billion in deposits acquired from Savings and Loan institutions on which it pays premiums into the Savings Association Insurance Fund ("SAIF"). The rate on SAIF insured deposits will remain at 23 basis points for the immediate future. Congress is presently considering proposals for recapitalizing the SAIF fund. In light of the fact that this recapitalization will more likely than not require a one-time payment on SAIF insured deposits, the Company expensed approximately $6.5 million in the third quarter, representing 35 basis points on SAIF insured deposits, which the Company believes is the lower end of the range that is likely to be assessed on SAIF deposits. Should the ultimate legislation enacted require a higher or lower payment, the Company will take an additional one-time charge or credit. All other non-interest expense items totaled $41.2 million in the third quarter of 1995 and $111.7 million for the nine months ended September 30, 1995, reflecting increases of 11% and 14%, respectively over the comparable periods of 1994. There were no other significant non-recurring non-interest expense items recorded in 1995 or 1994.

         Income tax expense for the third quarter of 1995 was $27.2 million for an effective tax rate of 35.0% compared to $22.5 million or an effective rate of 33.5% in the third quarter of 1994. For the nine-month period income tax expense was $76.3 million or an effective rate of 34.4% in 1995 compared to $64.3 million or an effective rate of 33.6% in the comparable period of 1994. The increase in the effective tax rate was due primarily to a decline in the proportional amount of revenue on non-taxable investment securities, and provisions of the Tax Reform Act of 1986, particularly the 100% disallowance of interest expense deemed attributable to debt used to carry non-taxable investment securities, which have had the effect of increasing the effective income tax rate paid by the Company. The statutory federal income tax rate was 35% in 1995 and 1994.

SUMMARY OF FINANCIAL CONDITION

         Total assets at September 30, 1995 were $20.0 billion, representing an increase of $3.0 billion or 18% from September 30, 1994. At December 31, 1994, total assets were $17.6 billion. Average total assets for the first nine months of 1995 were $18.5 billion compared to $15.5 billion for the first nine months of 1994.

         Average earning assets for the first nine months of 1995 were $17.2 billion, representing an increase of 20% over the 1994 level of $14.3 billion. Average interest-bearing liabilities through September 30, 1995 were $15.1 billion, up 22% over the 1994 first nine-month level of $12.4 billion.


LOANS

         Loans, net of unearned income at September 30, 1995 totaled $14,077.5 million compared to $12,121.9 million at December 31, 1994.

         As of December 31, 1994, the company reclassified certain loans previously classified as commercial real estate mortgage loans to the commercial, financial and agricultural loan category. The reclassification represents loans which are secured by owner occupied business premises for commercial or service related businesses. Management believes that the classification of such loans as commercial loans is more consistent with their underwriting criteria, and also more accurately reflects the credit risk associated with such loans. The amount of such loans reclassified for September 30, 1994 and restated herein is approximately $1,491.4 million. The changes in loans addressed in the remainder of this discussion are based on the restated amounts applied retroactively.

         Commercial real estate mortgage loans increased $362.3 million from December 31, 1994 to $2,138.4 million, or 15.1% of total loans. This category represents the Company's largest credit concentration. Residential real estate mortgage loans at September 30, 1995 were $3,129.6 million or 22.1% of total loans compared to $2,960.0 million or 24.2% at December 31, 1994. Real estate construction loans were $1,113.2 million or 7.8% of total loans, up from $675.2 million at December 31, 1994 when such loans accounted for 5.5% of total loans.

         Commercial, financial and agricultural loans at September 30, 1995 were $5,722.6 million or 40.4% of total loans, compared to $5,058.4 million or 41.4% of total loans at December 31, 1994. This segment is widely diversified and there were no significant industry concentrations.

         Loans to individuals at September 30, 1995 totaled $2,076.5 million or 14.6% of total loans, compared to $1,745.9 million or 14.3% of total loans at December 31, 1994.

         Total unearned income at September 30, 1995 was $102.8 million compared to $93.7 million at December 31, 1994.

NON-PERFORMING ASSETS

         Non-performing assets at September 30, 1995 were $102.3 million or .72% of net loans and other real estate owned, representing a decrease of $0.4 million from the December 31, 1994 level of $102.3 million. Included in non-performing assets at September 30, 1995 were $53.2 million of loans on non-accrual status, other real estate owned totaling $46.7 million, and $2.4 million of restructured loans. Loans 90 days past due and accruing were $30.9 at September 30, 1995 compared to $16.6 million at December 31, 1994.

         As of September 30, 1995, the Company had loans of approximately $27.3 million for which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, and may result in the loans' repayment terms being restructured, and/or the loans going on non-performing status. Such loans are continuously reviewed by management, and their classification may be changed if conditions warrant.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses at September 30, 1995 was $195.0 million or 1.38% of net loans compared to $171.7 million or 1.42% at December 31, 1994. While deterioration of the economy or rising interest rates could have a near-term effect on the Company's earnings, Management has taken into consideration present and expected economic conditions, the level of risk in the portfolio, the level of non-performing assets, potential problem loans, and delinquencies in assessing the allowance for loan losses and considers the allowance for loan losses to be adequate.

         Net charge-offs during the nine months ended September 30, 1995 totaled $19.5 million or 0.20% of average net loans on an annualized basis compared to $12.3 million or .16% during the first nine months of 1994. The provision for loan losses as a percentage of net charge-offs was 203% during the first nine months of 1995 and 271% during the comparable period of 1994.

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

         At September 30, 1995, total securities were $4,059.7 million. Investment securities amounted to $2,036.1 million and securities classified as available for sale amounted to $2,023.6 million.

         Investment securities increased 21% from the year-end 1994 level to $2,036.1 million, and included U.S. Treasury securities of $12.1 million, U.S. Government agency securities of $1416.5 million, Collateralized mortgage obligations (CMOs) of $127.1 million, other mortgage backed securities of $118.4 million, State, County and Municipal securities of $276.5 million and other securities of $85.5 million.

         Securities available for sale included U.S. Treasury securities of $347.4 million, U.S. Government agency securities of $310.7 million, CMOs of $1012.8 million, other mortgage backed securities of $234.8 million, State, County and Municipal securities of $0.4 million and other securities of $117.5 million.

         At September 30, 1995, the Company's investment portfolio included $1139.9 million in CMOs. CMOs present some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of declining interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages.

         Additionally, the Company's investment portfolio included approximately $819.3 million in Agency Securities with forward coupon rate increases, commonly known as "step-ups." $742.4 million of the step-ups held by the Company have maturities through 1999, $75.9 million matures through 2004, and $1.0 million matures in 2009. The Company has invested in step-ups, utilizing a strategy to avoid purchasing fixed rates securities that the Company believes would have provided lower than desirable yields in a rising rate environment. Step-ups are callable by the issuer at predetermined call dates, generally on each interest payment date. Step-ups present some degree of risk that the security will be called in a declining rate environment, resulting in the Company reinvesting the proceeds at a lower yield than was available at a fixed longer-term rate than when the security was originally purchased, and the risk that yield increases in a rising rate environment will be less than the yield that would currently be available in the marketplace at the time of scheduled rate increases.

         Also, included in U.S. Government Agency Securities at September 30, 1995 were $133.0 million in structured notes. $130.0 million of these structured notes mature through 1997. The remaining $8.0 million have maturities through 2000. All structured notes have floating interest rates. Of the total $133.0 million, $127.5 million are dual index bonds which present the risk of narrowing spreads between the floating indices, resulting in a lower yield on the bonds. The remaining $5.5 million are "Inverse Floaters." These securities pay interest at a rate determined by a formula based on a fixed interest rate less the nine-month LIBOR rate. $5.0 million of these securities mature in 1997 and $0.5 million matures in 2000. Inverse floaters present the risk of decreasing yields in rising rate environments.

         At September 30, 1995, the fair value of investment securities exceeded the book value by $18.0 million, compared to an unrealized loss of $53.3 million at December 31, 1994. For securities available for sale, the amortized cost exceeded the fair value by $21.3 million, resulting in an after-tax adjustment to stockholders' equity of $13.3 million. This unrealized loss, which Management believes is temporary, compares to a net of tax unrealized loss of $46.3 million at December 31, 1994. The increase in fair values of securities is attributable to falling interest rates.

SHORT-TERM INVESTMENTS

         Short-term investments at September 30, 1995 totaled $242.9 million, reflecting an increase of $41.9 million from the December 31, 1994 level of $201.0 million. At September 30, 1995, short-term investments consisted of $41.3 million in federal funds sold, $0.2 million in securities purchased under resale agreements, $3.1 million in time deposits with other banks, and $198.3 million in assets held for sale. Assets held for sale consisted of $193.6 million in mortgage loans in the process of being securitized and sold to third party investors and $4.7 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.

         The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position in determining desired balances of short-term investments and alternative uses of such funds.

OTHER ASSETS

         Other assets at September 30, 1995 were $1,088.2 million compared to $877.8 million at December 31, 1994. At September 30, 1995, other assets included $421.1 million in premises and equipment, due from customers on acceptances of $16.9, accrued interest receivable of $150.8 million, other accounts receivable of $150.4 million, other real estate owned of $46.8 million, mortgage servicing rights of $28.7 million, other intangible assets of $170.3 million and other non-earning assets of $102.3 million.

         Cash and due from banks was $747.4 million at September 30, 1995, an increase of $97.0 million from $650.4 million at December 31, 1994.

FUNDING

         The Company's funding sources can be divided into three broad categories: deposits, short-term borrowings and long-term borrowings.

DEPOSITS

         Deposits are the Company's primary source of funding. Total deposits at September 30, 1995 were $14,009.5 million up $1,208.3 million or 9% from the December 31, 1994 level of $12,801.2 million. At September 30, 1995, total deposits included interest-bearing deposits of $11,908.8 million and other deposits of $2,100.8 million.

         Core deposits, defined as demand deposits and time deposits less than $100,000, totaled $12,125.6 million or 86.6% of total deposits at September 30, 1995. This compares to core deposits of $11,104.9 million or 86.7% at December 31, 1994.

SHORT-TERM BORROWINGS

         Short-term borrowings at September 30, 1995 were $3,413.5 million and included federal funds purchased of $1,445.0 million, securities sold under agreements to repurchase of $1,216.9 million and other borrowed funds of $751.6 million. At September 30, 1995, total short-term borrowings were 17.0% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $2,828.0 million or 16.0% of total liabilities and stockholders' equity at December 31, 1994.


LONG-TERM DEBT

         At September 30, 1995, total long-term debt was $891.3 million representing an increase of $250.6 million from the December 31, 1994 level of $640.7 million. During the first nine months of 1995 the Company issued $283.0 million of additional long-term debt including $150.0 million in subordinated debt which matures in 2025, and $133.0 million of Federal Home Loan Bank advances which mature through 2000. During the nine month period repayments of long-term debt totaled $32.4 million.

CAPITAL

         At September 30, 1995, total stockholders' equity was $1,387.3 million or 6.9% of total assets compared to $1,135.3 million or 6.4% at December 31, 1994. During the first nine months net income added $145.4 million to capital. Sales of common stock through the Dividend Reinvestment Plan, the employee stock purchase and stock option plans for $5.7 million represented the issuance of 361,289 shares. During the third quarter of 1995 the Company completed a secondary offering of common stock which added $88.7 million to equity. Equity added in business combinations increased equity by $29.0 million. The conversion of debentures added $0.1 million to equity. Treasury stock purchases for 12,775 shares reduced equity by $0.3 million. Dividends declared during the period totaled $49.6 million, and the net unrealized loss on securities available for sale decreased $33.0 million from $46.3 million at December 31, 1994 to $13.3 million at September 30, 1995.

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

          At September 30, 1995, the Company had an estimated total risk-based capital ratio of 11.57%, consisting of a Tier I capital ratio of 7.91% and supplemental capital elements of 3.66%. The leverage ratio was 6.41%.

COMMITMENTS

         The Company's subsidiary banks had standby letters of credit outstanding of approximately $611.6 million at September 30, 1995 and $527.7 million at December 31, 1994.

         The Company's subsidiary banks had outstanding commitments to extend credit of approximately $4626.3 million at September 30, 1995 and $3,873.0 million at December 31, 1994.

         The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments is essentially the same as those for extension of credit to its customers.

         Presently the Company has no commitments for significant capital expenditures.

         The Company's subsidiaries regularly originate and sell loans, consisting primarily of mortgage loans sold to third party investors, which contain various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions are insignificant. The total amount of loans outstanding subject to recourse was $1,219.4 million, at September 30, 1995 and $1,275.0 million at December 31, 1994. Under terms of the recourse agreements, the Company would be required to repurchase certain loans if they become non-performing. All such loans sold had a loan-to-collateral ratio of 80% or less, or mortgage insurance to cover losses up to 80% of the collateral value, at the times the various loans were originated. The underlying collateral to these mortgages are generally 1-4 family residential properties. Potential losses under these recourse agreements are affected by the collateral value of the particular loans involved. Losses are recognized when the mortgage is repurchased or the obligation is otherwise satisfied.


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

         At September 30, 1995, the contractual maturities of Swaps were as follows:

                 Notional
In Millions       Amount          Expiration       Liabilities Hedged
-----------      --------         ----------       ------------------
                   $ 25              1995          Deposit liabilities
                    200              1996          Deposit liabilities
                    100              2003          Long-term debt
                    200              2004          Long-term debt
                    150              2005          Long-term debt
                    ---
                   $675

         The Company has also terminated one Swap agreement prior to the contractual maturity. Since the Swap was designed as a hedge, the gain realized on the termination of this contract has been deferred and is amortized to reduce interest expense over the remaining life of the hedged liabilities. At September 30, 1995 and December 31, 1994, the remaining deferred gain related to such termination was $2.6 million and $3.8 million, respectively. The effect of the amortization of the deferred gain reduces interest expense by approximately $1.6 million annually through 1997.

CONTINGENCIES

    Several of the Company's subsidiaries are defendants in various proceedings arising in the normal course of business. These claims relate to the lending and investment advisory services provided by the Company and include alleged compensatory and punitive damages.

    In Addition, subsidiaries of the Company have been named as defendants in suits that allege fraudulent, deceptive or collusive practices in connection with certain financing practices (including the sale of insurance). These suits, which are not filed as class actions, name unaffiliated corporations as co-defendants, and the Company's insurance carrier is defending these suits under a reservation of rights. These suits are typical of complaints that have been filed in recent years in the State of Alabama challenging financial transactions between plaintiffs and various financial institutions. The complaints in such cases frequently seek punitive damages in transactions involving fairly small amounts of actual damages, and in recent years, juries in the State of Alabama, in certain counties where some of the suits described above are pending, have awarded large punitive damage awards to plaintiffs.

    Although it is not possible to determine, with any certainty and at this point in time, the potential exposure related to punitive damages in connection with these suits, the Company, in the opinion of management, and based upon consultation with legal counsel, believes that the ultimate resolutions of these proceedings will not have a material adverse effect on the Company's financial statements.





             Part II Other Information


Item 6.      Exhibits and Reports on Form 8-K

     (A)     Exhibits

             No. (4) SouthTrust Corporation Shareholders' Rights Agreement. (Incorporated herein by reference from Registration Statement No. 1-3613).

             No. (11)   Statement of Computation of Earnings Per Share.

             No. (27)   Financial Data Schedule (for SEC use only)

     (b)     Reports on Form 8-K

             During the three months ended September 30, 1995 the Company did not file a Form 8-K current report with the Securities and Exchange Commission.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   SOUTHTRUST CORPORATION


Date:   October 27, 1995                           /s/ Wallace D. Malone, Jr.
       ------------------                          --------------------------
                                                   Wallace D. Malone, Jr.
                                                   Chairman and Chief
                                                   Executive Officer



Date:   October 27, 1995                           /s/ Aubrey D. Barnard
       -------------------                         --------------------------
                                                   Aubrey D. Barnard
                                                   Secretary, Treasurer and
                                                   Controller