Form 10-K405
period 1995-12-31
SOUTHTRUST CORP
filed 1996-03-27
CIK 92081

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                -------------
                                  FORM 10-K
                                -------------

(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITES ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM             TO
                                               ------------  ------------

                        COMMISSION FILE NUMBER 0-3613

                            SOUTHTRUST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant specified in its charter)

                   DELAWARE                                     63-574085
--------------------------------------------------------------------------------
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

            420 NORTH 20TH STREET,
             BIRMINGHAM, ALABAMA                                  35203
--------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

      Registrants telephone number, including area code: (205) 254-5509
       Securities registered pursuant to Section 12(b) of the Act: NONE
         Securities registered pursuant to Section 12(g) of the Act:

                  COMMON STOCK -- PAR VALUE $2.50 PER SHARE
                  -----------------------------------------
                               (Title of Class)

     Indicate by a check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No
                                           ---      ---

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996.

          Common Stock, par value $2.50 per share -- $2,172,500,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 1996.

         Common Stock, par value $2.50 per share -- 88,028,826 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 1995, are incorporated by reference into Parts I and II.

     Portions of the annual proxy statement for the annual meeting of stockholders on April 17, 1996 are incorporated by reference into Part III.

===============================================================================

                                     PART I

Item 1.  BUSINESS
                SouthTrust Corporation ("SouthTrust" or the "Company") is a registered bank holding company incorporated under the laws of Delaware in 1968. At December 31, 1995 SouthTrust had twelve bank subsidiaries and nine bank-related subsidiaries. Of the twelve bank subsidiaries, two are located in Alabama, two are located in Florida, three are located in Georgia, two are located in North Carolina, one is located in South Carolina, one is located in Tennessee, and one is located in Mississippi. At December 31, 1995, SouthTrust had consolidated total assets of $20.8 billion, which ranked it as the largest bank holding company headquartered in Alabama and one of the thirty-two largest bank holding companies in the United States. Of SouthTrust's approximately $20.8 billion in total assets at December 31, 1995, approximately $11.1 billion were in Alabama, approximately $3.8 billion were in Florida and approximately $4.1 billion were in Georgia. SouthTrust has no significant foreign operations.

                The Company employs approximately 7,800 persons and considers that its relations with these employees are good.

         BANKING SERVICES

                Commercial banking is SouthTrust's predominant business and its subsidiary banks contribute substantially all of the Company's total operating revenues and total consolidated assets.

                The subsidiary banks offer a broad range of banking services, either directly or through other affiliated bank related subsidiaries. Services to business customers include providing checking and time deposit accounts, cash management services, various types of lending and credit services, corporate and other trust services and data processing. Through loan participation, each of the subsidiary banks is able to offer credit to businesses in its area up to the maximum limit available to the combined subsidiary banks. Services provided to individual customers directly or through other affiliated banks or corporations include checking accounts, money market investment and money market checking accounts, personal money management accounts, passbook savings accounts and various other time deposit savings programs, loans (including business, personal, automobile, mortgage, home improvement and educational loans), discount brokerage services, investment services and a variety of trust services. Most of the subsidiary banks offer Visa and/or Master Card multi-purpose nationally recognized credit card services.



         SUBSIDIARY BANKS

                At December 31, 1995, SouthTrust had twelve subsidiary banks with 447 banking offices, total assets of $20.8 billion, total loans of $14.7 billion, total deposits of $14.7 billion, and total stockholders' equity of $1.4 billion.

                Since 1987, when interstate banking was first permitted in Alabama, the Company has expanded into 6 other southeastern states within its permitted operating region. The Company's largest operation outside of Alabama is SouthTrust Bank of Georgia, N.A., which had approximately $3.8 billion in assets, $2.7 billion in deposits and operated 84 banking offices in the greater metropolitan Atlanta, Georgia area at December 31, 1995. At December 31, 1995 approximately 54% of the Company's bank assets were in Alabama, 20% were in Georgia, 18% were in Florida, 4% were in North Carolina; and the remainder were in South Carolina, Tennessee and Mississippi.

         BANK-RELATED SUBSIDIARIES

                The bank-related subsidiaries of SouthTrust are SouthTrust Mortgage Corporation, a mortgage banking company servicing approximately $4.8 billion in mortgage loans for long-term investors; SouthTrust Data Services, Inc., a computer service company; SouthTrust Life Insurance Company, a credit life insurance company; SouthTrust Mobile Services, Inc., a mobile home finance servicing company; SouthTrust Insurance Agency, an insurance agency; SouthTrust Securities, Inc., an investment services company; SouthTrust Estate & Trust Company, a trust company located in Florida; SouthTrust Estate and Trust Company of Georgia, N.A., a trust company located in Georgia; and SouthTrust Estate and Trust Services of the Carolinas, Inc., a trust company.

BUSINESS COMBINATIONS

During 1995 the Company completed the following acquisitions:

(In Millions)
-------------
Date             Institution                                      Assets        Loans       Deposits      Location
----             -----------                                      ------       ------       --------      --------
Feb 10           Plant State Bank ("Plant State")                 $ 44.4       $ 29.8         $ 40.9      Plant City, FL
March 10         Anchor Savings Bank -
                 ("Anchor") - 2 branches                           264.8          0.3          264.3      St. Pete/Ft. Myers
May 5            CNB Capital Corporation ("CNB")                    76.2         39.4           65.2      Pascagoula, MS
June 30          Southern Bank Group - ("SBG")                     108.9         65.2           94.1      Atlanta, GA
July 28          Bank United - 4 branches                          130.6            0          130.3      Sarasota/Ft. Myers, FL
Sept 12          First Commercial Financial
                   Corporation -("FCFC")                            36.6         24.4           33.6      Manatee, FL
Sept 22          FBC Holding Company, Inc.("FBC")                   51.5         22.4           46.5      Crestview, FL
                                                                  ------       ------         ------
                 TOTALS                                           $713.0       $181.5         $674.9
                                                                  ------       ------         ------

                                  The acquisitions of Anchor and Bank United
                 were accounted for as purchases of assets and assumptions of liabilities. The acquisition of all of the outstanding shares of FCFC was accounted for as a purchase. Under purchase accounting, the results of operations of all of the above, subsequent to the respective acquisition dates, are included in the Consolidated Financial Statements.

                                  The acquisitions of Plant State, CNB, SBG,
                 and FBC were accounted for as poolings-of-interest; however, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisitions prior to their respective acquisition dates, since the effect is not material.

                                  Consideration for all acquisitions during
                 1995 aggregated approximately $34.5 million in cash and 2,157,993 shares of SouthTrust Corporation Common Stock with a total market value at time of issuance of approximately $48.9 million. Total intangible assets recognized in these transactions were approximately $32.0 million.

                                  During 1994, the Company completed nine
                 acquisitions with aggregate total assets of $709.3 million, loans of $413.0 million and total deposits of $665.2 million.

                                  The Company has entered into four separate
                 definitive agreements and one separate letter of intent to acquire financial institutions with aggregate total assets of approximately $1.4 billion. These pending acquisitions are subject to shareholder and/or various regulatory approvals among other conditions and are expected to close in the first half of 1996. The aggregate purchase price of all pending acquisitions is approximately $17.6 million in cash and approximately 6.7 million shares of SouthTrust Corporation common stock.

                 SUPERVISION AND REGULATION


                                  SouthTrust is a bank holding company within
                 the meaning of the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is registered with the Federal Reserve Board. SouthTrust's banking subsidiaries are subject to restrictions under federal law which limit the transfer of funds by the subsidiary banks to their respective holding companies and nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank's capital and surplus and, with respect to SouthTrust and all such non-banking subsidiaries, to an aggregate of 20% of such bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

                                  As a bank holding company, SouthTrust is
                 required to file with the Federal Reserve Board quarterly reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board may also make examinations of SouthTrust and each of its subsidiaries.

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

                                  Various federal and state statutory
                 provisions limit the amount of dividends the subsidiary banks can pay to their holding companies without regulatory approval. The approval of the OCC is required for any dividend by a national bank to its holding company if the total of all dividends declared by such bank in any calendar year would exceed the total of its net profits, as defined by the OCC, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus for a fund for the retirement of any preferred stock. Comparable prohibitions on the declaration of dividends are imposed by the Alabama Banking Code, the Florida Financial Institutions Code, the North Carolina Banking Code, the South Carolina Banking Code, the Tennessee Banking code, the Financial Institutions Code of Georgia, and the Mississippi Code of 1972. In addition, a national bank may not pay a dividend in an amount greater than its net profits then on hand after deducting its loan losses and bad debts. For this purpose, bad debts are defined to include, generally, the principal amount of loans which are in arrears with respect to interest by six months or more or are past due as to payment of principal (in each case to the extent that such debts are in excess of the reserve for possible credit losses). Under the foregoing laws and regulations, at December 31, 1995, approximately $332.8 million was available for payment of dividends to SouthTrust by its bank subsidiaries. The payment of dividends by any bank also may be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank. In addition to the foregoing restrictions, the Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in way that would weaken the bank holding company's financial health, such as by borrowing. Furthermore, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

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

                                  At December 31, 1995, all of SouthTrust's
                 subsidiary banks are considered "well capitalized", the highest of the five supervisory groups.

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

                      EXECUTIVE OFFICERS OF THE COMPANY

                       Positions Held With the Company

                                                                        Executive
                                                                       Officer of the
Name and Age                                                            Company Since
------------                                                           --------------
Wallace D. Malone, Jr.        Chairman and Chief Executive                 1972
(59)                          Officer

Frederick W. Murray, Jr.      Executive Vice President                     1980
(57)

James W. Rainer, Jr.          Executive Vice President                     1982
(53)

William R. Cranford           Executive Vice President                     1992 (1)
(50)

Aubrey D. Barnard             Secretary, Treasurer and                     1968
(59)                          Controller

Julian Banton                 Chairman, President and Chief                1982
(55)                          Executive Officer-SouthTrust
                              Bank of Alabama, N.A.

J. Michael Battle             Executive Vice President                     1992 (2)
(51)                          SouthTrust Bank of Alabama, N.A.

Fred C. Crum                  Executive Vice President                     1986
(51)                          SouthTrust Bank of Alabama, N.A.

R. Glenn Eubanks              Executive Vice President                     1990
(47)                          SouthTrust Bank of Alabama, N.A.

William C. Patterson          Executive Vice President                     1979
(53)                          SouthTrust Bank of Alabama, N.A.

William E. Pearson            Executive Vice President                     1991 (3)
(46)                          SouthTrust Bank of Alabama, N.A.

C. Perry Relfe                Executive Vice President                     1981
(53)                          SouthTrust Bank of Alabama, N.A.

E. Frank Schmidt              Executive Vice President                     1994 (4)
(54)                          SouthTrust Bank of Alabama, N.A.

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

                 (4) Mr. Schmidt was elected to Executive Vice President effective January 1995. Prior to that time Mr. Schmidt held the position of Chairman and Chief Executive Officer of SouthTrust Bank of Mobile.

                 Officers of the Company are re-elected annually at the Board of Directors meeting immediately following the annual stockholders' meeting held the third Wednesday in April of each year.

                 There is no family relationship between any of the above named officers.

                 Selected statistical data as required by this item is included on pages 18 through 39, inclusive, of the Company's annual report to stockholders for the year ended December 31, 1995, and is incorporated herein by reference.

         Item 2  Properties

                 The Company's subsidiary banks and companies occupy various offices throughout Alabama, Florida, Tennessee, Georgia, North Carolina, South Carolina, and Mississippi. Most of these are owned. Leased properties constitute primarily land and buildings under long-term leases in which subsidiary banks maintain offices.

         Item 3  Legal Proceedings

                 Several of the Company's subsidiaries are defendants in various legal proceedings arising in the normal course of business. These claims relate to the lending and investment advisory services provided by the Company and include alleged compensatory and punitive damages.
                          In addition, subsidiaries of the Company have been
                 named as
                 defendants in suits that allege fraudulent, deceptive or collusive practices in connection with certain financing activities (including the sale of insurance). These suits, which in some cases are filed as class actions, name unaffiliated corporations as co-defendants, and the Company's insurance carrier is defending these suits under a reservation of rights. These suits are typical of complaints that have been filed in recent years challenging financial transactions between plaintiffs and various financial institutions. The complaints in such cases frequently seek punitive damages in transactions involving fairly small amounts of actual damages, and in recent years, have resulted in large punitive damage awards to plaintiffs.
                          Although it is not possible to determine, with any
                 certainty, the potential exposure related to punitive damages, in the opinion of Management, based upon consultation with legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Company's financial statements.

Item 4   Submission of Matters to a Vote of Security Holder

         None
                                    PART II

Item 5   Market for the Registrant's Common Equity and Related
         Stockholder Matters

         The information required by this item is contained on page 37 of the Company's annual report to stockholders for the year ended December 31, 1995, and is incorporated herein by reference.

Item 6   Selected Financial Data

         Selected financial data required by this item is contained on page 18 of the Company's annual report to stockholders for the year ended December 31, 1995, and is incorporated herein by reference.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information required by this item is contained on pages 18 through 39, inclusive, of the Company's annual report to stockholders for the year ended December 31, 1995, and is incorporated herein by reference.

Item 8   Financial Statements and Supplementary Data

         Consolidated financial statements and notes required by this item are contained on pages 40 through 56, inclusive, of the Company's annual report to stockholders for the year ended December 31, 1995, and are incorporated herein by reference.

         Selected quarterly financial data required by this item is contained on page 36 of the Company's annual report to stockholders for the year ended December 31, 1995, and is incorporated herein by reference.

Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         NONE



                                    PART III

Item 10  Directors and Executive Officers of the Registrant

         Information concerning the Company's directors is contained on pages 2 through 5, inclusive, of the Company's proxy statement for the annual meeting of stockholders, April 17, 1996 and is incorporated herein by reference.

         Information concerning the Company's executive officers is contained herein in response to Item I of Part I.

Item 11  Executive Compensation

         Information relating to executive compensation is contained on pages 12 through 20, inclusive, of the Company's proxy statement for the annual meeting of stockholders, April 17, 1996 and is incorporated herein by reference.

Item 12  Security Ownership of Certain Beneficial Owners and
         Management

         Information required by this item is contained on pages 2 through 5, inclusive, of the Company's proxy statement for the annual meeting of stockholders, April 17, 1996, and is incorporated herein by reference.

Item 13  Certain Relationships and Related Transactions

         Information relating to this item is contained on page 20 of the Company's proxy statement for the annual meeting of stockholders, April 17, 1996, and is incorporated herein by reference.

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
                                       Incorporation and Restated By-Laws
                                       (incorporated herein by reference to
                                       Exhibits 4(a) and 4(b) of
                                       Registration Statement No. 2-
                                       84167).

                           No.  (4)    SouthTrust Corporation Shareholders'
                                       Rights Agreement.  (Incorporated
                                       herein by reference from
                                       Registration Statement No. 1-3613).


                           No. (11) Statement of Computation of Earnings Per Share.


                           No. (12)    Statement of Computation of Ratios.

                           No. (13) Annual Report to Stockholders for the year ended December 31, 1995.

                           No. (21)    Subsidiaries of the Registrant.

                           No. (23)    Consents of Experts and Counsel.

                           No. (24)    Powers of Attorney.

                           No. (27)    Financial Data Schedule (for SEC use
                                       only)

                 (b) Reports on Form 8-K filed in the fourth quarter of 1995: None. The Company filed a current report on Form 8-K on January 9, 1996 disclosing the fourth quarter reversal of certain accruals related to deposit insurance premiums, which were originally recorded in the third quarter of 1995.

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

Date:   March 25, 1996
       ----------------

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


/s/ Wallace D. Malone, Jr.           Chairman, Chief Executive        March 25, 1996
---------------------------          Officer, Director
Wallace D. Malone, Jr.

/s/ Aubrey D. Barnard                Secretary, Treasurer and         March 25, 1996
---------------------------          Controller (Principal
Aubrey D. Barnard                    Accounting and Financial
                                     Officer)

           *                         Director                         March 25, 1996
---------------------------
Herbert Stockham

           *                         Director                         March 25, 1996
---------------------------
F. Crowder Falls

           *                         Director                         March 25, 1996
---------------------------
T.W. Mitchell

           *                         Director                         March 25, 1996
---------------------------
William C. Hulsey

           *                         Director                         March 25, 1996
---------------------------
John M. Bradford

             *                       Director                         March 25, 1996
---------------------------
Wm. Kendrick Upchurch, Jr.

             *                       Director                         March 25, 1996
---------------------------
Charles G. Taylor

                                     Director                         March 25, 1996
---------------------------
Allen J. Keesler, Jr.

                                     Director                         March 25, 1996
---------------------------
H. Allen Franklin

/s/ William L. Prater
---------------------------
William L. Prater
Attorney-in-fact

                          ANNUAL REPORT ON FORM 10-K

                     ITEM 14(a)(1) and (2) and ITEM 14(d)

                         LIST OF FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1995


Item 14(a) 1        The following consolidated financial statements of
                    SouthTrust Corporation and subsidiaries, included in the annual report of the Company to its stockholders for the year ended December 31, 1995 are incorporated herein by reference in Item 8:

                 Consolidated Statements of Condition - December 31, 1995
                    and December 31, 1994

                 Consolidated Statements of Income - Years ended December 31,
                   1995, 1994, and 1993

                 Consolidated Statements of Cash Flows - Years ended
                    December 31, 1995, 1994, and 1993

                 Consolidated Statements of Shareholders' Equity
                     December 31, 1995, 1994, and 1993

                 Notes to Consolidated Financial Statements - Three years
                    ended December 31, 1995

                 Report of Independent Public Accountants

Item 14(a) 2        All schedules to the consolidated financial statements
                    required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.