Form 10-Q
period 1996-03-31
SOUTHTRUST CORP
filed 1996-05-14
CIK 92081

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    QUARTERLY REPORT PURSUANT TO 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:   MARCH  31, 1996       Commission file number 0-3613
                  ------------------       -----------------------------


                             SOUTHTRUST CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                            63-0574085
- -------------------------------------                   -----------------------
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

 420 North 20th Street, Birmingham, Alabama                         35203
- -------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code    (205) 254-5509
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


Yes  X    No
   ------   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31,1996.
                   --------------

                                                        Number of Shares
        Title of Class                                    Outstanding
        --------------                                  -----------------
          $2.50 par                                        94,970,009

                                 SOUTHTRUST CORPORATION
                          Consolidated Statements of Condition
                                      (Unaudited)

                                                                                March 31              December 31
                                                                       -------------------------------------------
(In Thousands)                                                            1996           1995           1995
ASSETS                                                                 -------------------------------------------
  Cash and due from banks                                             $   658,638    $   533,760    $   773,656
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                              56,559          8,900        100,273
    Interest-bearing deposits in other banks                                4,831         21,310         18,715
    Assets held for sale                                                  233,349        132,629        237,139
                                                                      -----------    -----------    -----------
         Total short-term investments                                     294,739        162,839        356,127
  Securities available for sale                                         2,853,766      2,259,844      2,614,803
  Securities held for investment (Fair value of $1,720,002 at
    March 31, 1996 and $1,633,826 and $1,619,050 at
    March 31, 1995 and December 31, 1995, respectivley)                 1,747,220      1,646,287      1,585,562
  Loans                                                                16,303,459     12,693,638     14,757,093
  Less:
    Unearned income                                                       103,303         94,899        101,931
    Allowance for loan losses                                             230,913        178,878        206,638
                                                                      -----------    -----------    -----------
         Net loans                                                     15,969,243     12,419,861     14,448,524
  Premises and equipment, net                                             457,161        382,882        433,527
  Due from customers on acceptances                                        13,528         37,891         13,244
  Other assets                                                            630,865        511,261        561,581
                                                                      -----------    -----------    -----------
         TOTAL ASSETS                                                 $22,625,160    $17,954,625    $20,787,024
                                                                      ===========    ===========    ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Interest-bearing                                                  $13,579,680    $11,467,433    $12,303,089
    Other                                                               2,284,413      1,943,776      2,271,988
                                                                      -----------    -----------    -----------
         Total deposits                                                15,864,093     13,411,209     14,575,077
  Federal funds purchased and securities sold
    under agreements to repurchase                                      2,543,889      1,882,977      2,635,556
  Other short-term borrowings                                             863,455        596,769        571,871
  Bank acceptances outstanding                                             13,528         37,891         13,244
  Other liabilities                                                       357,816        200,420        373,094
  Long-term debt                                                        1,405,411        639,502      1,187,312
                                                                      -----------    -----------    -----------
         Total liabilities                                             21,048,192     16,768,768     19,356,154
  Stockholders' equity:
    Preferred Stock, par value $1.00 a share:
      5,000,000 shares authorized; issued and outstanding - none                0              0              0
    Common Stock, par value $2.50 a share:
      200,000,000 shares authorized; 95,486,470 shares issued
      at March 31, 1996 and 82,435,697 and 88,398,198 at
      March 31, 1995 and December 31, 1995, respectively                  238,716        206,089        220,996
    Capital surplus                                                       392,973        239,752        340,608
    Retained earnings                                                     965,591        780,311        885,129
    Unrealized loss on securities available for sale                      (13,516)       (34,305)        (9,635)
    Treasury stock at cost:
      516,461 shares at March 31, 1996 and 485,051 and 494,515
      shares at March 31, 1995 and December 31, 1995, respectively         (6,796)        (5,990)        (6,228)
                                                                      -----------    -----------    -----------
         Total stockholders' equity                                     1,576,968      1,185,857      1,430,870
                                                                      -----------    -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $22,625,160    $17,954,625    $20,787,024
                                                                      ===========    ===========    ===========

See Notes to Consolidated Financial Statements

                            SOUTHTRUST CORPORATION
                      Consolidated Statements of Income
                                 (Unaudited)


                                                          Three Months Ended
                                                               March 31
                                                        -----------------------
(In thousands, except per share data)                    1996            1995
                                                        -----------------------
INTEREST INCOME
  Interest and fees on loans                           $331,193        $273,823
  Interest on securities:
    Taxable                                              22,108          21,015
    Non-taxable                                           4,544           5,616
                                                       ------------------------
      Total interest on investment securities            26,652          26,631
  Interest on securities available for sale              40,808          36,419
  Interest on short-term investments                      5,455           2,729
                                                       ------------------------
      Total interest income                             404,108         339,602
                                                       ------------------------

INTEREST EXPENSE
  Interest on deposits                                  149,780         125,683
  Interest on short-term borrowings                      44,294          40,989
  Interest on long-term debt                             18,472          10,336
                                                       ------------------------
      Total interest expense                            212,546         177,008
                                                       ------------------------
        Net interest income                             191,562         162,594
PROVISION FOR LOAN LOSSES                                20,458          12,542
                                                       ------------------------
        Net interest income after
          provision for loan losses                     171,104         150,052

NON-INTEREST INCOME
  Service charges on deposit accounts                    24,029          22,536
  Mortgage banking operations                            10,680           6,590
  Bank card fees                                          5,370           4,395
  Trust fees                                              5,188           4,613
  Other fees                                              9,583           7,294
  Securities gains, net                                      62              95
  Other                                                   8,904           2,419
                                                       ------------------------
      Total non-interest income                          63,816          47,942
                                                       ------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                         78,084          68,798
  Net occupancy                                          11,960          10,662
  Equipment                                               8,361           7,248
  Other                                                  47,900          40,247
                                                       ------------------------
      Total non-interest expense                        146,305         126,955
                                                       ------------------------
        Income before income taxes                       88,615          71,039
INCOME TAX EXPENSE                                       31,174          24,199
                                                       ------------------------
        NET INCOME                                     $ 57,441        $ 46,840
                                                       ========================

Average number of shares outstanding (000's)             89,754          82,148
Net income per share                                   $   0.64          $ 0.57
Dividends declared per share                           $   0.22          $ 0.20


See Notes to Consolidated Financial Statements

                            SouthTrust Corporation
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                      Three Months Ended
                                                                           March 31
                                                                   ---------------------
                                                                     1996          1995
                                                                   ---------------------
(In Thousands)
OPERATING ACTIVITIES
  Net income                                                    $   57,441      $ 46,840
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                   20,458        12,542
      Depreciation of premises and equipment                         7,479         6,536
      Amortization of intangibles                                    5,717         4,658
      Amortization of security premium                                 710           167
      Accretion of security discount                                  (985)       (1,361)
      Deferred income tax                                            3,386        (1,312)
   Net realized and unrealized gain on assets held for sale         (9,101)       (1,265)
   Net securities (gains) and losses                                   (62)          (95)
   Origination and purchase of loans held for sale                (356,858)     (168,842)
   Proceeds of loans held for sale                                 380,335       192,558
   Net (increase) decrease in trading securities                     7,057         9,447
   Net (increase) decrease in other assets                         (41,817)         (762)
   Net increase (decrease) in other liabilities                    (38,023)       11,731
                                                                ------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                    35,737       110,842


INVESTING ACTIVITIES
  Proceeds from maturities of:
     Investment securities                                         352,606        25,962
     Securities available for sale                                   3,484        87,250
  Proceeds from sales of:
     Investment securities                                               0             0
     Securities available for sale                                   2,328        68,807
  Purchases of:
     Investment securities                                        (377,501)            0
     Securities available for sale                                (248,834)     (110,236)
     Premises and equipment                                        (13,852)      (24,664)
  Net increase (decrease) in:
     Short-term investments                                         72,881         6,309
     Loans                                                        (547,307)     (450,721)
  Purchase of subsidiaries, net of cash acquired                    25,824       230,013
                                                                ------------------------
     NET CASH USED IN INVESTING ACTIVITIES                        (730,371)     (167,280)


FINANCING ACTIVITIES
  Proceeds from issuance of:
     Common Stock                                                    2,804         1,984
     Long-term debt                                                176,973        15,000
  Payments for:
     Long-term debt                                                (50,619)      (16,214)
     Repurchase of Common Stock                                       (568)         (127)
     Cash Dividends                                                (19,432)      (17,473)
  Net increase (decrease) in:
     Deposits                                                      310,604       304,860
     Short-term borrowings                                         159,854      (348,265)
                                                                ------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                     579,616       (60,235)
                                                                ------------------------
     DECREASE IN CASH AND DUE FROM BANKS                          (115,018)     (116,673)
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                     773,656       650,433
                                                                ------------------------
  CASH AND DUE FROM BANKS AT END OF YEAR                        $  658,638      $533,760
                                                                ========================

  Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Interest                                                  $  210,148      $159,771
      Income taxes                                                   3,200         2,288
    Non-cash transactions:
      Assets acquired in business combinations                   1,244,367       309,164
      Liabilities acquired in business combinations              1,133,313       306,985
      Loans transferred to Other Real Estate                         1,681         1,676
      Loans securitized into mortgage-backed securities            171,138        45,363



See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three month periods ended March 31, 1996 and 1995. Results of operations for the interim 1996 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements on Form 10-K.




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31,1996
                                  (Unaudited)
EARNINGS SUMMARY

         Net income for the first quarter of 1996 was $57.4 million, an increase of $10.6 million or 23% from the first quarter 1995 net income of $46.8 million. Net income per share for the quarter was $0.64 in 1996 and $0.57 in 1995, an increase of 12%. Net income for the first three months of 1996 resulted in returns on average total assets and average stockholders' equity of 1.09% and 15.74%, respectively.

NET INTEREST INCOME

         Net interest income is the difference between interest income and interest expense and is the major component of net income of the Company. For purposes of this discussion, income that is either exempt from federal income taxes or is taxed at a preferential rate has been adjusted to fully taxable equivalent amounts using a statutory federal tax rate of 35% in both 1996 and 1995.

         Interest yields, net interest margins and net interest spreads are calculated using the underlying earning assets cost basis.
         Net interest income in the first quarter of 1996 was $194.8 million, up $28.5 million or 17% from the 1995 first quarter level of $166.3 million. Total interest income increased to $407.3 million, as the average level of interest earning assets increased 19% to $19,650.7 million, and the fully taxable equivalent yield on earning assets decreased 9 basis points to 8.33% from the 1995 yield of 8.42%.
         Total interest expense increased $35.5 million or 20% to $212.5 million for the first quarter of 1996. The increase reflects an increase in the level of average interest-bearing liabilities of 18% to $17,074.3 million for the quarter. The average rate paid on interest-bearing liabilities increased 4 basis points to 5.01% for the first quarter from 4.97% in the first quarter of 1995.
         The taxable equivalent net interest margin for the first quarter of 1996 was 3.99% compared to 4.08% for the first quarter of 1995. The taxable equivalent net interest spreads for the first quarter of 1996 and 1995 were 3.32% and 3.45%, respectively. The net interest spread is affected by competitive pressures, Federal Reserve Bank ("FRB") monetary policies, and the composition of interest-earning assets and interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the first quarter of 1996 was $20.5 million, reflecting an increase of $8.0 million from the 1995 first quarter level of $12.5 million. For the quarter, net charge-offs were $11.4 million or
 .31% of average net loans on an annualized basis compared to .20% in the first quarter of 1995. For the year ended December 31, 1995 net charge-offs were $29.5 million or .22% of net loans.

NON-INTEREST INCOME

         Total non-interest income increased $15.9 million or 33% to $63.8 million for the first quarter of 1996. Service charges on deposit accounts
increased $1.5 million or 7% to $24.0 million.    Mortgage banking fees
increased $4.1 million or 62% to $10.7 million due to a recent decrease in rates available on mortgages resulting in increased demand. Also contributing to the increase from the first quarter of 1995 was the adoption of Statement of Financial Accounting Standards #122 ("SFAS #122"), "Accounting for Mortgage Servicing Rights", which was adopted during the third quarter of 1995. The adoption of SFAS #122 required that the Company record rights to service loans to others whether the loans were acquired through purchasing or origination of the loan. Bank card fees increased $1.0 million or 22% to $5.4 million for the quarter. Trust fees increased $0.6 million or 12% to $5.2 million. Other fee income increased $2.3 million or 31% to $9.6 million. Net securities gains were $62,000 compared to securities gains of $95,000 in 1995. All other non-interest income increased $6.5 million to $8.9 million for the first quarter 1996. Included in other non-interest income during the first quarter of 1996 were gains from sale of certain commercial and commercial real estate loans totaling $5.6 million. These loans were sold in response to a decision by management to limit concentrations of certain types of loans within the loan portfolio. There were no other significant non-recurring non-interest income items recorded in 1996 or 1995.

NON-INTEREST EXPENSE

      Total non-interest expense for the quarter was $146.3 million, reflecting an increase of $19.4 million or 15% from the first quarter 1995 level.
      The ratio of non-interest expense to average total assets was 2.79% for the first quarter of 1996 down from 2.90% in the first quarter of 1995. The efficiency ratio was 56.59% for the quarter compared to 59.28% in the first quarter of 1995.
      Salaries and employee benefits accounted for the largest portion of total non-interest expense in both periods as well as the largest portion of the increase. Salaries and employee benefits expense increased $9.3 million or 14% to $78.1 million for the first quarter 1996. The number of full time equivalent employees increased approximately 4% from March 31, 1995 to approximately 7,900 at March 31, 1996. Net occupancy expense increased $1.3 million or 12% to $12.0 million for the quarter primarily as a result of the growth in the number of banking offices to 479 in 1996 from 427 at March 31, 1995. Equipment expense increased $1.1 million or 15% to $8.4 million for the quarter. Other non-interest expense totaled $47.9 million, up $7.7 million or 19% over the first quarter of 1995. There were no other significant non-recurring non-interest expense items recorded in 1996 or 1995.
      Income tax expense for the first quarter of 1996 was $31.2 million for an effective tax rate of 35.2% compared to $24.2 million or an effective rate of 34.0% in the first quarter of 1995. The increase in the effective tax rate was due primarily to a decline in the proportional amount of revenue on non-taxable investment securities, and provisions of the Tax Reform Act of 1986, particularly the 100% disallowance of interest expense deemed attributable to debt used to carry non-taxable investment securities, which have had the effect of increasing the effective income tax rate paid by the Company. The statutory federal income tax rate was 35% in 1996 and 1995.


SUMMARY OF FINANCIAL CONDITION

      Total assets at March 31, 1996 were $22.6 billion, representing an increase of $4.7 billion or 26% from March 31, 1995. At December 31, 1995, total assets were $20.8 billion. Average total assets for the first three months of 1996 were $21.1 billion compared to $17.8 billion for the first quarter of 1995.
      Average earning assets for the first quarter of 1996 were $19.7 billion, representing an increase of 19% over the 1995 level of $16.5 billion. Average interest-bearing liabilities through March 31, 1996 were $17.1 billion, up 18% over the 1995 first quarter level of $14.4 billion.


LOANS

      Loans, net of unearned income at March 31, 1996 totaled $16,200.2 million compared to $14,655.2 million at December 31, 1995, an increase of $1,545.0 million. Of the total increase, $1,010.4 million were obtained in the acquisitions of other financial institutions consummated during the first quarter of 1996.

         Commercial real estate mortgage loans decreased $47.5 million from December 31, 1995 to $2,217.2 million, or 13.6% of total loans. During the quarter $181.4 million of commercial real estate mortgage loans were obtained through acquisitions. This category represents the Company's largest credit concentration. Residential real estate mortgage loans at March 31, 1996 were $4,223.4 million or 25.9% of total loans compared to $3,221.3 million or 21.8% at December 31, 1995. Of the total increase of $1,002.1 million during the quarter, $639.7 million was the result of acquisitions. Real estate construction loans were $1,275.7 million or 7.8% of total loans, up from $1,245.8 million at December 31, 1995 when such loans accounted for 8.4% of total loans. Real estate construction loans obtained through acquisitions during the quarter amounted to $51.8 million.
         Commercial, financial and agricultural loans at March 31, 1996 were $6,331.4 million or 38.8% of total loans, compared to $5,965.9 million or 40.4% of total loans at December 31, 1995. The increase during the quarter included $19.7 million in loans obtained through acquisitions. This segment is widely diversified and there were no significant industry concentrations.
         Loans to individuals at March 31, 1996 totaled $2,255.8 million or 13.9% of total loans, compared to $2,059.3 million or 14.0% of total loans at December 31, 1995. Loans to individuals obtained through acquisitions during the quarter were $120.1 million.
         Total unearned income at March 31, 1996 was $103.3 million compared to $101.9 million at December 31, 1995.

NON-PERFORMING ASSETS

         Non-performing assets at March 31, 1996 were $129.6 million or .80% of net loans and other real estate owned, representing an increase of $7.5 million from the December 31, 1995 level of $122.1 million. Non-performing assets obtained through acquisitions during the quarter totaled $10.7 million. Included in non-performing assets at March 31, 1996 were $76.6 million of loans of non-accrual status, other real estate owned totaling $41.3 million, other repossessed assets of $6.6 million, and $5.1 million of restructured loans. Loans 90 days past due and accruing were $25.9 at March 31, 1996 compared to $36.3 million at December 31, 1995.
         As of March 31, 1996, the Company had loans of approximately $29.8 million for which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, and may result in the loans' repayment terms being restructured, and/or the loans going on non-performing status. Such loans are continuously reviewed by management, and their classification may be changed if conditions warrant.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses at March 31, 1996 was $230.9 million or 1.43% of net loans compared to $206.6 million or 1.41% at December 31, 1995. While deterioration of the economy or rising interest rates could have a near-term effect on the Company's earnings, Management has taken into consideration present and expected economic conditions, the level of risk in the portfolio, the level of non-performing assets, potential problem loans, and delinquencies in assessing the allowance for loan losses and considers the allowance for loan losses to be adequate.
         Net charge-offs during the quarter ended March 31, 1996 totaled $11.4 million or 0.31% of average net loans on an annualized basis. This compares to net charge-offs of $6.2 million or .20% during the first quarter of 1995. Net charge-offs for the full year of 1995 were $29.5 million or .22% of average net loans. The provision for loan losses during the first quarter added $20.5 million to the allowance for loan losses. The allowance for loan losses at acquisition date on acquired financial institutions totaled $15.6 million.

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

         At March 31, 1996, total securities were $4,601.0 million. Investment securities amounted to $1,747.2 million and securities classified as available for sale amounted to $2,853.8 million.
         Investment securities increased 10% from the year-end 1995 level to $1,747.2 million, and included U.S. Treasury securities of $8.1 million, U.S. Government agency securities of $1,117.5 million, Collateralized mortgage obligations ("CMOs") and other mortgage backed securities ("MBS") of $315.4 million, State, County and Municipal securities of $237.8 million and other securities of $68.4 million.
         Securities available for sale included U.S. Treasury securities of $381.2 million, U.S. Government agency securities of $992.4 million, CMOs and other MBS of $1,305.2 million, State, County and Municipal securities of $10.2 million and other securities of $164.8 million.
         At March 31, 1996, the Company's investment portfolio included $1,017.5 million in CMOs. CMOs present some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of declining interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages.
         Additionally, the Company's investment portfolio included approximately $412.4 million in Agency Securities with forward coupon rate increases, commonly known as "step-ups." Substantially all of the step-ups held by the Company have maturities through 1999. The Company has invested in step-ups, utilizing a strategy to avoid purchasing fixed rates securities that the Company believes would have provided lower than desirable yields in a rising rate environment. Step-ups are callable by the issuer at predetermined call dates, generally on each interest payment date. Step-ups present some degree of risk that the security will be called in a declining rate environment, resulting in the Company reinvesting the proceeds at a lower yield than was available at a fixed longer-term rate than when the security was originally purchased, and the risk that yield increases in a rising rate environment will be less than the yield that would currently be available in the marketplace at the time of scheduled rate increases.
         The company's investment in other structured notes and derivative investment securities is nominal and would not have a significant effect on the Company's net interest margin.
         At March 31, 1996, the fair value of investment securities exceeded the book value by $27.2 million, compared to an unrealized gain of $33.5 million at December 31, 1995. For securities available for sale, the amortized cost exceeded the fair value by $20.0 million, resulting in an after-tax adjustment decreasing stockholders' equity by $13.5 million. This unrealized loss, which Management believes is temporary, compares to a net of tax unrealized loss of $15.6 million at December 31, 1995.

SHORT-TERM INVESTMENTS

         Short-term investments at March 31, 1996 totaled $294.7 million, reflecting a decrease of $61.4 million from the December 31, 1995 level of $356.1 million. At March 31, 1996, short-term investments consisted of $11.4 million in federal funds sold, $45.2 million in securities purchased under resale agreements, $4.8 million in time deposits with other banks, and $233.3 million in assets held for sale. Assets held for sale consisted of $222.3 million in mortgage loans in the process of being securitized and sold to first party investors and $11.0 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.
         The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position in determining desired balances of short-term investments and alternative uses of such funds.



OTHER ASSETS

         Other assets at March 31, 1996 were $1,101.6 million compared to $1,008.4 million at December 31, 1995. At March 31, 1996, other assets included $457.2 million in premises and equipment, due from customers on acceptances of $13.5 million, accrued interest receivable of $178.0 million, other accounts receivable of $70.7 million, other real estate owned and other repossessed assets totaling $47.9 million, mortgage servicing rights of $28.3 million, other intangible assets of $172.6 million and other non-earning assets of $133.4 million.
         Cash and due from banks was $658.6 million at March 31, 1996, a decrease of $115.1 million from $773.7 million at December 31, 1995.

FUNDING

         The Company's funding sources can be divided into three broad categories: deposits, short-term borrowings and long-term borrowings.

DEPOSITS

         Deposits are the Company's primary source of funding. Total deposits at March 31, 1996 were $15,864.1 million up $1,289.0 million or 9% from the December 31, 1995 level of $14,575.1 million. During the first quarter of 1996, acquisitions of other financial institutions added $978.4 million of deposits. At March 31, 1996, total deposits included interest-bearing deposits of $13,579.7 million and other deposits of $2,284.4 million.
         Core deposits, defined as demand deposits and time deposits less than $100,000, totaled $13,704.8 million or 86.4% of total deposits at March 31, 1996. This compares to core deposits of $12,601.2 million or 86.5% at December 31, 1995.

SHORT-TERM BORROWINGS

         Short-term borrowings at March 31, 1996 were $3,407.3 million and included federal funds purchased of $1,553.5 million, securities sold under agreements to repurchase of $990.4 million and other borrowed funds of $863.4 million. At March 31, 1996, total short-term borrowings were 15.1% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $3,207.4 million or 15.4% of total liabilities and stockholders' equity at December 31, 1995.


LONG-TERM DEBT

         At March 31, 1996, total long-term debt was $1,405.4 million representing an increase of $218.1 million from the December 31, 1995 level of $1,187.3 million. During the first three months of 1996 the Company issued $200.0 million of additional long-term debt including $100.0 million in bank notes which matures in 2006, and $100.0 million of Federal Home Loan Bank advances which mature through 2001. Acquisitions completed during the first quarter added $68.7 million in long-term debt, including $67.0 million in Federal Home Loan Bank advances and other long-term debt of $1.7 million. During the three month period repayments of long-term debt totaled $50.6 million.

CAPITAL

         At March 31, 1996, total stockholders' equity was $1,577.0 million, or 6.97% of total assets compared to $1,430.9 million or 6.88% at December 31, 1995. During the first three months net income added $57.4 million to capital. Sales of common stock through the Dividend Reinvestment Plan, the employee stock purchase and stock option plans for $2.9 million represented the issuance of 163,874 shares. Equity added in business combinations increased equity by $109.7 million. Treasury stock purchases for 21,946 shares reduced equity by $0.6 million. Dividends declared during the period totaled $19.4 million, and the net unrealized loss on securities available for sale increased $3.9 million from $9.6 million at December 31, 1995 to $13.5 million at March 31, 1996.
         The Company is subject to the capital adequacy guidelines adopted by the Federal Reserve Board, which is the regulatory agency that governs bank holding companies. The Company's capital ratios and those of subsidiary banks are in excess of these regulatory requirements and Management expects that these ratios will continue to be maintained above the minimum levels required by the regulators.
         At March 31, 1996, the Company had an estimated total risk-based capital ratio of 12.04%, consisting of a Tier I capital ratio of 8.00% and supplemental capital elements of 4.04%. The leverage ratio was 6.77%.

COMMITMENTS

         The Company's subsidiary banks had standby letters of credit outstanding of approximately $633.1 million at March 31, 1996 and $608.8 million at December 31, 1995.
         The Company's subsidiary banks had outstanding commitments to extend credit of approximately $4,848.6 million at March 31, 1996 and $4,715.9 million at December 31, 1995.
         The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments is essentially the same as those for extension of credit to its customers.
          Presently the Company has no commitments for significant capital expenditures.
          The Company's subsidiaries regularly originate and sell loans, consisting primarily of mortgage loans sold to first party investors, which contain various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions are insignificant. The total amount of loans outstanding subject to recourse was $1,166.4 million, at March 31, 1996 and $1,209.0 million at December 31, 1995. Under terms of the recourse agreements, the Company would be required to repurchase certain loans if they become non-performing. All such loans sold had a loan-to-collateral ratio of 80% or less, or mortgage insurance to cover losses up to 80% of the collateral value, at the times the various loans were originated. The underlying collateral to these mortgages are generally 1-4 family residential properties. Potential losses under these recourse agreements are affected by the collateral value of the particular loans involved. Losses are recognized when the mortgage is repurchased or the obligation is otherwise satisfied.


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

         At March 31, 1996, the contractual maturities of Swaps were as follows:

                 Notional
In Millions       Amount            Expiration       Liabilities Hedged
- -----------      --------           ----------       ------------------
                   $ 25                1996          Deposit liabilities
                    175                1996          Deposit liabilities
                     50                1997          Deposit liabilities
                    100                2001          Long-term debt
                    100                2003          Long-term debt
                    200                2004          Long-term debt
                    150                2005          Long-term debt
                   ----
                   $800

         The Company has also terminated one Swap agreement prior to the contractual maturity. Since the Swap was designed as a hedge, the gain realized on the termination of this contract has been deferred and is amortized to reduce interest expense over the remaining life of the hedged liabilities. At March 31, 1996 and December 31, 1995, the remaining deferred gain related to such termination was $1.8 million and $2.2 million, respectively. The effect of the amortization of the deferred gain reduces interest expense by approximately $1.6 million in 1996 and $0.6 million in 1997.

CONTINGENCIES

         The Company has $3.3 billion in deposits resulting from acquisitions of savings associations or other deposits which are insured through the Savings Association Insurance Fund ("SAIF"). The deposits continue to be assessed at $.23 per $100 for deposit insurance coverage. The SAIF fund is undercapitalized as a result of losses sustained during the S&L crisis during the late 1980s and early 1990s. While failures of thrift institutions have diminished during the past two years, the premiums charged on SAIF deposits have not adequately recapitalized the fund, because of interest paid on debt incurred to pay depositors of failed institutions. To adequately recapitalize the fund, various proposals have been made to levy a one-time assessment on SAIF deposits. At the present time, there is no pending legislation regarding this matter. Any charge related to such an assessment would be made at the time of the enactment of the law requiring any assessment.
         Several of the Company's subsidiaries are defendants in various proceedings arising in the normal course of business. These claims relate to the lending and investment advisory services provided by the Company and include alleged compensatory and punitive damages.
         In addition, subsidiaries of the Company have been named as defendants in suits that allege fraudulent, deceptive or collusive practices in connection with certain financing practices (including the sale of insurance). These suits, which are not filed as class actions, name unaffiliated corporations as co-defendants, and the Company's insurance carrier is defending these suits under a reservation of rights. These suits are typical of complaints that have been filed in recent years challenging financial transactions between plaintiffs and various financial institutions. The complaints in such cases frequently seek punitive damages in transactions involving fairly small amounts of actual damages, and in recent years, have resulted in large punitive damage awards to plaintiffs.
         Although it is not possible to determine, with any certainty and at this point in time, the potential exposure related to punitive damages in connection with these suits, the Company, in the opinion of management, and based upon consultation with legal counsel, believes that the ultimate resolutions of these proceedings will not have a material adverse effect on the Company's financial statements.

                       Part II Other Information


Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits

          No. (4) SouthTrust Corporation Shareholders' Rights Agreement. (Incorporated herein by reference from Registration Statement No. 1-3613).

          No. (11)     Statement of Computation of Earnings Per Share.

          No. (27)     Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

          During the three months ended March 31, 1996 the Company filed a Form 8-K current report dated January 9, 1996 with the Securities and Exchange Commission.



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SOUTHTRUST CORPORATION


Date:   May 14, 1996                       /s/ Wallace D. Malone, Jr.
     -----------------                     ----------------------------
                                           Wallace D. Malone, Jr.
                                           Chairman and Chief
                                           Executive Officer


Date:   May 14, 1996                       /s/ Aubrey D. Barnard
      ---------------                      ----------------------------
                                           Aubrey D. Barnard
                                           Secretary, Treasurer and
                                           Controller