Form 10-Q
period 1996-06-30
SOUTHTRUST CORP
filed 1996-08-14
CIK 92081

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    QUARTERLY REPORT PURSUANT TO 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:   JUNE 30,1996        Commission file number 0-3613
                  ---------------        -----------------------------

                             SOUTHTRUST CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    63-0574085
- -----------------------------------          -------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

 420 North 20th Street, Birmingham, Alabama               35203
- ----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (205) 254-5509
                                                    ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996 .
                   --------------

                                                     Number of Shares
     Title of Class                                    Outstanding
     --------------                                  -----------------

       $2.50 par                                        95,938,440

                             SOUTHTRUST CORPORATION
                      Consolidated Statements of Condition
                                  (Unaudited)


                                                                                  June 30          December 31
                                                                      ----------------------------------------
(In Thousands)                                                              1996          1995         1995
                                                                      -----------------------------------------
ASSETS
  Cash and due from banks                                             $   696,369    $   594,413   $   773,656
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                              69,933         30,995       100,273
    Interest-bearing deposits in other banks                               19,982         18,902        18,715
    Assets held for sale                                                  238,774        199,895       237,139
                                                                      ----------------------------------------
         Total short-term investments                                     328,689        249,792       356,127
  Securities available for sale                                         3,008,042      2,065,173     2,614,803
  Securities held for investment (Fair value of $1,601,210 at
    June 30, 1996 and $2,017,381 and $1,619,050 at
    June 30, 1995 and December 31, 1995, respectivley)                  1,590,714      1,997,781     1,585,562
  Loans                                                                17,212,410     13,496,910    14,757,093
  Less:
    Unearned income                                                       113,485         98,595       101,931
    Allowance for loan losses                                             240,405        186,150       206,638
                                                                      ----------------------------------------
         Net loans                                                     16,858,520     13,212,165    14,448,524
  Premises and equipment, net                                             476,699        407,330       433,527
  Due from customers on acceptances                                        22,628         29,476        13,244
  Other assets                                                            633,021        523,355       561,581
                                                                      ----------------------------------------
         TOTAL ASSETS                                                 $23,614,682    $19,079,485   $20,787,024
                                                                      ========================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Interest-bearing                                                  $13,626,213    $11,533,929   $12,303,089
    Other                                                               2,444,192      2,279,748     2,271,988
                                                                      ----------------------------------------
         Total deposits                                                16,070,405     13,813,677    14,575,077
  Federal funds purchased and securities sold
    under agreements to repurchase                                      2,909,435      2,260,944     2,635,556
  Other short-term borrowings                                           1,012,557        598,141       571,871
  Bank acceptances outstanding                                             22,628         29,476        13,244
  Other liabilities                                                       335,770        229,862       373,094
  Long-term debt                                                        1,640,361        889,858     1,187,312
                                                                      ----------------------------------------
         Total liabilities                                             21,991,156     17,821,958    19,356,154

  Stockholders' equity:
    Preferred Stock, par value $1.00 a share:
      5,000,000 shares authorized; issued and outstanding - none                0              0             0
    Common Stock, par value $2.50 a share:
      300,000,000 shares authorized; 96,573,719 shares issued
      at June 30, 1996 and 83,950,192 and 88,398,198 at
      June 30, 1995 and December 31, 1995, respectively                   241,434        209,875       220,996
    Capital surplus                                                       406,550        253,137       340,608
    Retained earnings                                                   1,008,007        815,246       885,129
    Unrealized loss on securities available for sale                      (22,393)       (14,722)       (9,635)
    Treasury stock at cost:
      635,279 shares at June 30, 1996 and 485,934 and 494,515
      shares at June 30, 1995 and December 31, 1995, respectively         (10,072)        (6,009)       (6,228)
                                                                      ----------------------------------------
         Total stockholders' equity                                     1,623,526      1,257,527     1,430,870
                                                                      ----------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $23,614,682    $19,079,485   $20,787,024
                                                                      ========================================

See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                            Three Months Ended       Six Months Ended
                                                                                   June                    June
                                                                        ------------------------------------------------
(In thousands, except per share data)                                      1996           1995        1996       1995
                                                                        ------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                             $359,997       $294,210    $691,190   $568,033
  Interest on securities:
    Taxable                                                                24,573         24,572      46,681     45,587
    Non-taxable                                                             4,054          5,215       8,598     10,831
                                                                         ----------------------------------------------
      Total interest on investment securities                              28,627         29,787      55,279     56,418
  Interest on securities available for sale                                46,553         35,287      87,361     71,706
  Interest on short-term investments                                        5,468          3,128      10,923      5,857
                                                                         ----------------------------------------------
      Total interest income                                               440,645        362,412     844,753    702,014
                                                                         ----------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                                    159,483        141,397     309,263    267,080
  Interest on short-term borrowings                                        47,277         42,173      91,571     83,162
  Interest on long-term debt                                               20,896         11,547      39,368     21,883
                                                                         ----------------------------------------------
      Total interest expense                                              227,656        195,117     440,202    372,125
                                                                         ----------------------------------------------
        Net interest income                                               212,989        167,295     404,551    329,889
PROVISION FOR LOAN LOSSES                                                  20,467         13,555      40,925     26,097
                                                                         ----------------------------------------------
        Net interest income after
          provision for loan losses                                       192,522        153,740     363,626    303,792

NON-INTEREST INCOME
  Service charges on deposit accounts                                      26,751         23,018      50,780     45,554
  Mortgage banking operations                                              11,510          7,524      22,190     14,114
  Bank card fees                                                            5,611          4,676      10,981      9,071
  Trust fees                                                                5,318          4,698      10,506      9,311
  Other fees                                                                8,883          8,967      18,466     16,261
  Securities gains, net                                                        (6)            45          56        140
  Other                                                                     3,185          2,035      12,089      4,454
                                                                         ----------------------------------------------
      Total non-interest income                                            61,252         50,963     125,068     98,905
                                                                         ----------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                           81,512         69,605     159,596    138,403
  Net occupancy                                                            12,370         10,402      24,330     21,064
  Equipment                                                                 8,888          7,700      17,249     14,948
  Other                                                                    53,404         44,039     101,304     84,286
                                                                         ----------------------------------------------
      Total non-interest expense                                          156,174        131,746     302,479    258,701
                                                                         ----------------------------------------------
        Income before income taxes                                         97,600         72,957     186,215    143,996
INCOME TAX EXPENSE                                                         34,477         24,928      65,651     49,127
                                                                         ----------------------------------------------
        NET INCOME                                                       $ 63,123       $ 48,029    $120,564   $ 94,869
                                                                         ==============================================
Average number of shares outstanding (000's)                               95,742         82,809      92,748     82,480
Net income per share                                                        $0.66          $0.58       $1.30      $1.15
Dividends declared per share                                                $0.22          $0.20       $0.44      $0.40


See Notes to Consolidated Financial Statements

                             SouthTrust Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                              June 30
                                                                                      -----------------------
(In Thousands)                                                                           1996         1995
                                                                                      -----------------------
OPERATING ACTIVITIES
  Net income                                                                         $   120,564   $  94,869
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                                         40,925      26,097
      Depreciation of premises and equipment                                              15,519      13,081
      Amortization of intangibles                                                         11,923       9,748
      Amortization of security premium                                                     1,475         496
      Accretion of security discount                                                      (1,901)     (2,297)
      Deferred income tax                                                                 12,449         (37)
   Net realized and unrealized gain on assets held for sale                              (12,395)     (3,144)
   Net securities (gains) and losses                                                         (56)       (141)
   Origination and purchase of loans held for sale                                    (1,093,535)   (446,255)
   Proceeds of loans held for sale                                                     1,114,630     406,908
   Net (increase) decrease in trading securities                                           7,308       7,125
   Net (increase) decrease in other assets                                               (59,834)     (7,396)
   Net increase (decrease) in other liabilities                                          (73,741)     27,615
                                                                                     -----------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                          83,331     126,669


INVESTING ACTIVITIES
  Proceeds from maturities of:
     Investment securities                                                               719,407     189,724
     Securities available for sale                                                        42,022     290,877
  Proceeds from sales of:
     Investment securities                                                                     0           0
     Securities available for sale                                                       106,202     102,944
  Purchases of:
     Investment securities                                                              (567,294)   (473,125)
     Securities available for sale                                                      (547,033)   (130,628)
     Premises and equipment                                                              (39,676)    (50,214)
  Net increase (decrease) in:
     Short-term investments                                                               58,085       6,092
     Loans                                                                            (1,322,256) (1,153,167)
  Purchase of subsidiaries, net of cash acquired                                          28,997     238,753
                                                                                     -----------------------
     NET CASH USED IN INVESTING ACTIVITIES                                            (1,521,546)   (978,744)


FINANCING ACTIVITIES
  Proceeds from issuance of:
     Common Stock                                                                          4,574       3,617
     Long-term debt                                                                      438,259     256,000
  Payments for:
     Long-term debt                                                                      (76,954)     (6,859)
     Repurchase of Common Stock                                                           (3,844)       (147)
     Cash Dividends                                                                      (19,392)    (32,278)
  Net increase (decrease) in:
     Deposits                                                                            343,782     548,052
     Short-term borrowings                                                               674,503      27,669
                                                                                     -----------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,360,928     796,054
                                                                                     -----------------------
     DECREASE IN CASH AND DUE FROM BANKS                                                 (77,287)    (56,021)
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                           773,656     650,433
                                                                                     -----------------------
  CASH AND DUE FROM BANKS AT END OF YEAR                                             $   696,369  $  594,412
                                                                                     =======================
  Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Interest                                                                       $   441,006  $  341,860
      Income taxes                                                                        78,504      54,408
    Non-cash transactions:
      Assets acquired in business combinations                                         1,432,603     494,273
      Liabilities acquired in business combinations                                    1,308,385     472,095
      Loans transferred to Other Real Estate                                              10,515      10,403
      Loans securitized into mortgage-backed securities                                  507,491     113,380


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

     The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three month and six month periods ended June 30, 1996 and 1995. Results of operations for the interim 1996 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements on Form 10-K.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30,1996
                                  (Unaudited)
EARNINGS SUMMARY

     Net income for the second quarter of 1996 was $63.1 million, an increase of $15.1 million or 31% from the second quarter 1995 net income of $48.0 million. For the six months ended June 30, 1996 net income was $120.6 million, an increase of 27% from the first six months of 1995 level of $94.9 million. Net income per share for the second quarter was $0.66 in 1996 and $0.58 in 1995, an increase of 14%. On a year-to-date basis, net income per share was $1.30 at June 30, 1996, up 13% from the comparable period in 1995. Net income for the first six months of 1996 resulted in returns on average total assets and average stockholders' equity of 1.10% and 15.88%, respectively.

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

     Interest yields, net interest margins and net interest spreads are calculated using the underlying earning assets cost basis.
     Net interest income in the second quarter of 1996 was $216.0 million, up $45.0 million or 26% from the 1995 second quarter level of $171.0 million. On a year-to-date basis net interest income increased $73.4 million or 22% to $410.8 million. The fully-taxable equivalent net interest margins were 4.03% for the quarter and 4.01% for the six months ended June 30, 1996, respectively. Total interest income increased to $443.6 million for the quarter, as the average level of interest earning assets increased 25% to $21,496.1 million, and the fully taxable equivalent yield on earning assets decreased 23 basis points to 8.29% from the 1995 yield of 8.52%. For the first six months of 1996, total interest income increased $141.5 million or 20% to $851.0 million as the average balance of interest-earning assets increased 22% to $20,573.4 million and the yield on interest-earning assets decreased 16 basis points to 8.31 %.
     Total interest expense increased $32.5 million or 17% to $227.7 million for the second quarter of 1996. The increase reflects an increase in the level of average interest-bearing liabilities of 24% to $18,733.8 million for the quarter. The average rate paid on interest-bearing liabilities decreased 30 basis points to 4.89% for the second quarter from 5.19% in the second quarter of 1995. For the six months ended June 30, 1996 total interest expense increased $68.1 million or 18% to $440.2 million as the average balance of interest-bearing liabilities increased 21% to $17,912.2 million and the average rate paid decreased 14 basis points to 4.94%.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the second quarter of 1996 was $20.5 million, reflecting an increase of $6.9 million from the 1995 second quarter level of $13.6 million. On a year-to-date basis the provision for loan losses was $40.9 million reflecting an increase of $14.8 million or 57% from the first six months of 1995. For the quarter, net charge-offs were $13.4 million bringing the total for the year to $24.8 million. Total net charge-offs of loans amounted to .33% of average net loans on an annualized basis for the 1996 second quarter and .32% for the six month period compared to .25% for the second quarter of 1995 and .23% for the first six months of 1995. For the year ended December 31, 1995 net charge-offs were $29.5 million or .22% of net loans.

NON-INTEREST INCOME

     Total non-interest income increased $10.3 million or 20% to $61.3 million for the second quarter of 1996. For the six months ended June 30, 1996, total non-interest income increased 26% to $125.1 million. Service charges on deposit accounts increased $3.7 million or 16% to $26.8 million for the quarter and increased $5.2 million or 11% to $50.8 million for the six month period. These increases were due primarily to an increase in the number of deposit accounts during the periods. Mortgage banking fees increased $4.0 million or 53% to $11.5 million for the quarter and $8.1 million or 57% to $22.2 million for the six months ended June 30, 1996. The increases in mortgage banking income are due to increased demand for new mortgage loans, higher servicing income due in part to the Company's first quarter 1996 acquisition of Bankers First Corporation, and the adoption of Statement of Financial
Accounting Standards #122 ("SFAS #122"), "Accounting for Mortgage Servicing Rights", which was adopted during the third quarter of 1995. The adoption of SFAS #122 required that the Company record rights to service loans to others whether the loans were acquired through purchasing or origination of the loan. Bank card fees increased $0.9 million or 20% to $5.6 million for the quarter, and $1.9 million or 21% for the six month period. Trust fees increased $0.6 million or 13% to $5.3 million for the second quarter of 1996 and $1.2 million or 13% for the first six months of 1996. Other fee income decreased $0.1 million or 1% to $8.9 million for the quarter and increased $2.2 million or 14% to $18.5 million for the six months ended June 30, 1996. Net securities transactions were a loss of $6,000 for the second quarter and a net gain of $56,000 for the first six months of 1996, compared to securities gains of $45,000 and $141,000 for the second quarter and first six months of 1995, respectively. All other non-interest income increased $1.1 million to $3.2 million for the second quarter and $7.6 million or 171% to $12.1 million for the six month period. Included in other non-interest income during the first quarter of 1996 were gains from the sale of certain commercial and commercial real estate loans totaling $5.6 million. These loans were sold in response to a decision by management to limit concentrations of certain types of loans within the loan portfolio. There were no other significant non-recurring non-interest income items recorded in 1996 or 1995.

NON-INTEREST EXPENSE

     Total non-interest expense for the quarter was $156.2 million, reflecting an increase of $24.4 million or 19% from the second quarter 1995 level. For the six months ended June 30, 1996 non-interest expense totaled $302.5 million reflecting an increase of $43.8 million or 17% from the comparable period in 1995.
     The ratio of non-interest expense to average total assets was 2.73% for the second quarter of 1996 and 2.76% for the six month period compared to 2.85% and 2.87% for the second quarter and six month period of 1995, respectively.
     Salaries and employee benefits accounted for the largest portion of total non-interest expense in both periods as well as the largest portion of the increase. Salaries and employee benefits expense increased $11.9 million or 17% to $81.5 million for the second quarter 1996. On a year-to-date basis salaries and employee benefits increased $21.2 million or 15% to $159.6 million. Contributing to these increases was the increase in the number of full time equivalent employees which increased approximately 4% from June 30, 1995 to approximately 8,200 at June 30, 1996. Net occupancy expense increased $2.0 million or 19% to $12.4 million for the quarter and increased $3.3 million or 16% to $24.3 million for the six-month period primarily as a result of the growth in the number of banking offices to 493 in 1996 from 437 at June 30, 1995. Equipment expense increased $1.2 million or 15% to $8.9 million for the quarter and $2.3 million or 15% to $17.2 million for the six months ended June 30, 1996. Other non-interest expense totaled $53.4 million for the quarter and $101.3 million for the six months ended June 30, 1996 reflecting increases of 21% and 20%, respectively over the comparable periods in 1995. There were no other significant non-recurring non-interest expense items recorded in 1996 or 1995.
     Income tax expense for the second quarter of 1996 was $34.5 million for an effective tax rate of 35.3% compared to $24.9 million or an effective rate of 34.2% in the second quarter of 1995. For the six months ended June 30,

1996 income tax expense was $65.7 million for an effective tax rate of 35.3% compared to tax expense or $49.1 million and an effective rate of 34.1% during the first six months of 1995. The statutory federal income tax rate was 35% in 1996 and 1995.


SUMMARY OF FINANCIAL CONDITION

     Total assets at June 30, 1996 were $23.6 billion, representing an increase of $4.5 billion or 24% from June 30, 1995. At December 31, 1995, total assets were $20.8 billion. Average total assets for the first six months of 1996 were $22.1 billion compared to $18.2 billion for the comparable period in 1995.


LOANS

     Loans, net of unearned income at June 30, 1996 totaled $17,098.9 million compared to $14,655.2 million at December 31, 1995, an increase of $2,443.7 million or 17%. Of the total increase, $1,143.9 million were obtained in the acquisitions of other financial institutions consummated during the first six months of 1996.
     Commercial real estate mortgage loans increased $439.0 million from December 31, 1995 to $2,703.7 million, or 15.7% of total loans. During the first six months of 1996 commercial real estate mortgage loans totaling $216.0 million were obtained through acquisitions. This category represents the Company's largest credit concentration. Residential real estate mortgage loans at June 30, 1996 were $4,063.7 million or 23.6% of total loans compared to $3,221.3 million or 21.8% at December 31, 1995. Of the total increase of $842.4 million during the six month period, $680.2 million was the result of acquisitions. Real estate construction loans were $1,524.3 million or 8.9% of total loans, up from $1,245.8 million at December 31, 1995 when such loans accounted for 8.4% of total loans. Real estate construction loans obtained through acquisitions during the quarter amounted to $60.1 million.
     Commercial, financial and agricultural loans at June 30, 1996 were $6,228.6 million or 36.2% of total loans, compared to $5,965.9 million or 40.4% of total loans at December 31, 1995. The increase during the quarter included $61.1 million in loans obtained through acquisitions. This segment is widely diversified and there were no significant industry concentrations.
     Loans to individuals at June 30, 1996 totaled $2,692.1 million or 15.6% of total loans, compared to $2,059.3 million or 14.0% of total loans at December 31, 1995. Loans to individuals obtained through acquisitions during the quarter were $130.2 million.
     Total unearned income at June 30, 1996 was $113.5 million compared to $101.9 million at December 31, 1995.



NON-PERFORMING ASSETS

     Non-performing assets at June 30, 1996 were $139.1 million or .81% of net loans and other real estate owned, representing an increase of $17.0 million from the December 31, 1995 level of $122.1 million. Non-performing assets obtained through acquisitions during the period totaled $0.5 million. Included in non-performing assets at June 30, 1996 were $90.4 million of loans on non-accrual status, other real estate owned totaling $38.2 million, other repossessed assets of $7.8 million, and $2.7 million of restructured loans. Loans 90 days past due and accruing were $35.0 million at June 30, 1996 compared to $36.3 million at December 31, 1995.
     As of June 30, 1996, the Company had loans of approximately $27.3 million for which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, and may result in the loans' repayment terms being restructured, and/or the loans going on non-performing status.
Such loans are continuously reviewed by management, and their classification may be changed if conditions warrant.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at June 30, 1996 was $240.4 million or 1.41% of net loans compared to $206.6 million or 1.41% at December 31, 1995. While deterioration of the economy or rising interest rates could have a near-term effect on the Company's earnings, Management has taken into consideration present and expected economic conditions, the level of risk in the portfolio, the level of non-performing assets, potential problem loans, and delinquencies in assessing the allowance for loan losses and considers the allowance for loan losses to be adequate.
     Net charge-offs during the six months ended June 30, 1996 totaled $24.8 million or 0.32% of average net loans on an annualized basis. The provision for loan losses during the six months added $40.9 million to the allowance for loan losses. The allowance for loan losses at acquisition date on acquired financial institutions totaled $17.7 million.

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

     At June 30, 1996, total securities were $4,598.8 million. Investment securities amounted to $1,590.7 million and securities classified as available for sale amounted to $3,008.1 million. Investment securities are carried at amortized cost and securities available for sale are carried at fair value.
     Investment securities decreased 9% from the year-end 1995 level to $1,590.7 million; and included U.S. Treasury securities of $8.8 million, U.S. Government agency securities of $998.1 million, Collateralized Mortgage Obligations("CMOs") and other mortgage-backed securities ("MBS") of $293.2, State, County and Municipal securities of $232.1 million and other securities of $58.5 million.
     Securities available for sale included U.S. Treasury securities of $370.1 million, U.S. Government agency securities of $988.9 million, CMOs and other MBS of $1,464.5 million, State, County and Municipal securities of $10.1 million and other securities of $174.5 million.
     At June 30, 1996, the Company's investment portfolio included $1,017.5 million in CMOs. CMOs present some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of declining interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages.

     The company's investment in structured notes and derivative investment securities is nominal and would not have a significant effect on the Company's net interest margin.
     At June 30, 1996, the fair value of investment securities exceeded the book value by $10.5 million. This compares to an unrealized gain of $33.5 million at December 31, 1995. For securities available for sale, the amortized cost exceeded the fair value by $35.8 million, resulting in an after-tax adjustment decreasing stockholders' equity by $22.4 million. This unrealized loss, which Management believes is temporary, compares to a net of tax unrealized loss of $9.9 million at December 31, 1995.

SHORT-TERM INVESTMENTS

     Short-term investments at June 30, 1996 totaled $328.7 million, reflecting a decrease of $27.4 million from the December 31, 1995 level of $356.1 million. At June 30, 1996, short-term investments consisted of $16.2 million in federal funds sold, $53.7 million in securities purchased under resale agreements, $20.0 million in time deposits with other banks, and $238.8 million in assets held for sale. Assets held for sale consisted of $225.8 million in mortgage loans in the process of being securitized and sold to second party investors and $13.0 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.
     The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position in determining desired balances of short-term investments and alternative uses of such funds.

OTHER ASSETS

     Other assets at June 30, 1996 were $1,132.3 million compared to $1,008.4 million at December 31, 1995. At June 30, 1996, other assets included $476.7 million in premises and equipment, due from customers on acceptances of $22.6 million, accrued interest receivable of $171.1 million, other accounts receivable of $65.7 million, other real estate owned and other repossessed assets totaling $46.0 million, mortgage servicing rights of $25.3 million, other intangible assets of $173.9 million and other non-earning assets of $151.0 million.
     Cash and due from banks was $696.4 million at June 30, 1996, a decrease of $77.3 million from $773.7 million at December 31, 1995.

FUNDING

     The Company's funding sources can be divided into three broad categories: deposits, short-term borrowings and long-term borrowings.

DEPOSITS

     Deposits are the Company's primary source of funding. Total deposits at June 30, 1996 were $16,070.4 million up $1,495.3 million or 10% from the December 31, 1995 level of $14,575.1 million. During the first six months of 1996, acquisitions of other financial institutions added $1,151.5 million of deposits. At June 30, 1996, total deposits included interest-bearing deposits of $13,626.2 million and other deposits of $2,444.2 million.
     Core deposits, defined as demand deposits and time deposits less than $100,000, totaled $13,910.0 million or 86.6% of total deposits at June 30, 1996. This compares to core deposits of $12,601.2 million or 86.5% at December 31, 1995.

SHORT-TERM BORROWINGS

     Short-term borrowings at June 30, 1996 were $3,922.0 million and included federal funds purchased of $2,015.2 million, securities sold under agreements to repurchase of $894.2 million and other borrowed funds of $1,012.6 million. At June 30, 1996, total short-term borrowings were 16.6% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $3,207.4 million or 15.4% of total liabilities and stockholders' equity at December 31, 1995.


LONG-TERM DEBT

     At June 30, 1996, total long-term debt was $1,640.4 million representing an increase of $453.1 million from the December 31, 1995 level of $1,187.3 million. During the first six months of 1996 the Company issued $530.0 million of additional long-term debt including $100.0 million in bank notes which matures in 2006, $338.7 million of Federal Home Loan Bank advances of which substantially all mature through 2001. Acquisitions completed during the second quarter added $91.3 million in long-term debt, including $90.0 million in Federal Home Loan Bank advances and other long-term debt of $1.3 million. During the six month period repayments of long-term debt totaled $76.9 million.

CAPITAL

     At June 30, 1996, total stockholders' equity was $1,623.5 million, or 6.88% of total assets compared to $1,430.9 million or 6.88% at December 31, 1995. During the first six months net income added $120.6 million to capital. Sales of common stock through the Dividend Reinvestment Plan, the employee stock purchase and stock option plans for $4.5 million represented the issuance of 243,076 shares. Equity added in business combinations increased equity by $124.4 million. Treasury stock purchases for 140,764 shares reduced equity by $3.8 million. Dividends declared during the period totaled $40.3 million, and the net unrealized loss on securities available for sale increased $3.2 million from $9.6 million at December 31, 1995 to $12.8 million at June 30, 1996.
     The Company is subject to the capital adequacy guidelines adopted by the Federal Reserve Board, which is the regulatory agency that governs bank holding companies. The Company's capital ratios and those of subsidiary banks are in excess of these regulatory requirements and Management expects that these ratios will continue to be maintained above the minimum levels required by the regulators.
     At June 30, 1996, the Company had an estimated total risk-based capital ratio of 11.77%, consisting of a Tier I capital ratio of 7.93% and supplemental capital elements of 3.84%. The leverage ratio was 6.43%.

COMMITMENTS

     The Company's subsidiary banks had standby letters of credit outstanding of approximately $594.1 million at June 30, 1996 and $608.8 million at December 31, 1995.
     The Company's subsidiary banks had outstanding commitments to extend credit of approximately $5,604.4 million at June 30, 1996 and $4,715.9 million at December 31, 1995.
     The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments is essentially the same as those for extension of credit to its customers.
     Presently the Company has no commitments for significant capital expenditures.

     The Company's subsidiaries regularly originate and sell loans, consisting primarily of mortgage loans sold to third party investors, which contain various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions are insignificant. The total amount of loans outstanding subject to recourse was $1,167.6 million, at June 30, 1996 and $1,209.0 million at December 31, 1995. Under terms of the recourse agreements, the Company would be required to repurchase certain loans if they become non-performing. All such loans sold had a loan-to-collateral ratio of 80% or less, or mortgage insurance to cover losses up to 80% of the collateral value, at the times the various loans were originated. The underlying collateral to these mortgages are generally 1-4 family residential properties. Potential losses under these recourse agreements are affected by the collateral value of the particular loans involved. Losses are recognized when the mortgage is repurchased or the obligation is otherwise satisfied.


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

At June 30, 1996, the contractual maturities of Swaps were as follows:


                National
In Millions     Amount   Expiration  Liabilities Hedged
- -----------     -------  ----------  -------------------
                  175       1996     Deposit liabilities
                   50       1997     Deposit liabilities
                  100       2001     Long-term debt
                  100       2003     Long-term debt
                  200       2004     Long-term debt
                  150       2005     Long-term debt
                 ----
                 $775


     The Company has also terminated one Swap agreement prior to the contractual maturity. Since the Swap was designed as a hedge, the gain realized on the termination of this contract has been deferred and is amortized to reduce interest expense over the remaining life of the hedged liabilities. At June 30, 1996 and December 31, 1995, the remaining deferred gain related to such termination was $1.4 million and $2.2 million, respectively. The effect of the amortization of the deferred gain reduces interest expense by approximately $1.6 million in 1996 and $0.6 million in 1997.

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

     (A)  Exhibits


          No. (4) SouthTrust Corporation Shareholders' Rights Agreement. (Incorporated herein by reference from Registration Statement No. 1-3613).

          No. (11)   Statement of Computation of Earnings Per Share.

          No. (27)   Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

          During the three months ended June 30, 1996 the Company did not file a Form 8-K current report with the Securities and Exchange Commission.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SOUTHTRUST CORPORATION


Date:   August 12, 1996               /s/ Wallace D. Malone, Jr.
        ----------------              ----------------------------
                                          Wallace D. Malone, Jr.
                                          Chairman and Chief
                                          Executive Officer

Date:   August 12, 1996                  /s/ Aubrey D. Barnard
        ----------------              ----------------------------
                                             Aubrey D. Barnard
                                      Secretary, Treasurer and
                                      Controller