Form 10-Q
period 1996-09-30
SOUTHTRUST CORP
filed 1996-11-14
CIK 92081

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    QUARTERLY REPORT PURSUANT TO 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 1996        Commission file number 0-3613
                    ------------------        -----------------------------

                            SOUTHTRUST CORPORATION
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Delaware                                  63-0574085
             --------                                  ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

 420 North 20th Street, Birmingham, Alabama                 35203
 ------------------------------------------                 -----
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code      (205) 254-5509

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30,1996 .

                                                       Number of Shares
        Title of Class                                    Outstanding
        --------------                                 -----------------
          $2.50 par                                        96,051,988

                             SOUTHTRUST CORPORATION
                      Consolidated Statements of Condition
                                   (Unaudited)


                                                                               September 30                  December 31
                                                                          ----------------------------------------------------
(In Thousands)                                                            1996                1995                1995
                                                                          ----------------------------------------------------
ASSETS
  Cash and due from banks                                                 $  $833,531           $747,390          $   773,656
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                                  72,512             41,496              100,273
    Interest-bearing deposits in other banks                                   14,725              3,073               18,715
    Assets held for sale                                                      272,624            198,335              237,139
                                                                          ----------------------------------------------------
         Total short-term investments                                         359,861            242,904              356,127
  Securities available for sale                                             2,873,937          2,023,635            2,614,803
  Securities held for investment (Fair value of $1,746,430 at
    September 30, 1996 and $2,054,074 and $1,619,050 at
    September 30, 1995 and December 31, 1995, respectivley)                 1,729,728          2,036,057            1,585,562
  Loans                                                                    18,178,991         14,180,250           14,757,093
  Less:
    Unearned income                                                           121,232            102,754              101,931
    Allowance for loan losses                                                 252,883            194,962              206,638
                                                                          ----------------------------------------------------
         Net loans                                                         17,804,876         13,882,534           14,448,524
  Premises and equipment, net                                                 490,949            421,087              433,527
  Due from customers on acceptances                                            14,110             16,949               13,244
  Other assets                                                                668,958            650,207              561,581
                                                                          ----------------------------------------------------
         TOTAL ASSETS                                                     $24,775,950        $20,020,763          $20,787,024
                                                                          ====================================================



LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Interest-bearing                                                      $14,196,995        $11,908,785          $12,303,089
    Other                                                                   2,427,664          2,100,759            2,271,988
                                                                          ----------------------------------------------------
         Total deposits                                                    16,624,659         14,009,544           14,575,077
  Federal funds purchased and securities sold
    under agreements to repurchase                                          2,888,502          2,661,899            2,635,556
  Other short-term borrowings                                               1,036,126            751,595              571,871
  Bank acceptances outstanding                                                 14,110             16,949               13,244
  Other liabilities                                                           353,673            302,240              373,094
  Long-term debt                                                            2,180,690            891,281            1,187,312
                                                                          ----------------------------------------------------
         Total liabilities                                                 23,097,760         18,633,508           19,356,154
  Stockholders' equity:
    Preferred Stock, par value $1.00 a share:
      5,000,000 shares authorized; issued and outstanding - none                    0                  0                    0
    Common Stock, par value $2.50 a share:
      300,000,000 shares authorized; 96,961,536 shares issued
      at September 30, 1996 and 88,115,682 and 88,398,198 at
      September 30, 1995 and December 31, 1995, respectively                  241,729            220,289              220,996
    Capital surplus                                                           409,091            337,358              340,608
    Retained earnings                                                       1,052,907            849,031              885,129
    Unrealized loss on securities available for sale                          (15,329)           (13,267)              (9,635)
    Treasury stock at cost:
      639,548 shares at September 30, 1996 and 491,671 and 494,515
      shares at September 30, 1995 and December 31, 1995, respectively        (10,208)            (6,156)              (6,228)
                                                                          ----------------------------------------------------
         Total stockholders' equity                                         1,678,190          1,387,255            1,430,870
                                                                          ----------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $24,775,950        $20,020,763          $20,787,024
                                                                          ====================================================

See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30                            September 30
                                                             --------------------------------------------------------------------
(In thousands, except per share data)                          1996                1995                1996             1995
                                                             --------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                                 $ 385,482           $312,897           $1,076,672      $  880,930
  Interest on securities:
    Taxable                                                     25,479             28,509               72,160          74,096
    Non-taxable                                                  3,827              4,998               12,425          15,829
                                                             --------------------------------------------------------------------
      Total interest on investment securities                   29,306             33,507               84,585          89,925
  Interest on securities available for sale                     46,900             31,663              134,261         103,369
  Interest on short-term investments                             5,895              4,754               16,818          10,611
                                                             --------------------------------------------------------------------
      Total interest income                                    467,583            382,821            1,312,336       1,084,835
                                                             --------------------------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                                         163,992            146,600              473,255         413,680
  Interest on short-term borrowings                             52,558             45,098              144,129         128,260
  Interest on long-term debt                                    25,583             15,046               64,951          36,929
                                                             --------------------------------------------------------------------
      Total interest expense                                   242,133            206,744              682,335         578,869
                                                             --------------------------------------------------------------------
        Net interest income                                    225,450            176,077              630,001         505,966
PROVISION FOR LOAN LOSSES                                       21,905             13,392               62,830          39,489
                                                             --------------------------------------------------------------------
        Net interest income after
          provision for loan losses                            203,545            162,685              567,171         466,477

NON-INTEREST INCOME
  Service charges on deposit accounts                           28,738             23,041               79,518          68,595
  Mortgage banking operations                                    8,606              8,788               30,796          22,902
  Bank card fees                                                 5,417              4,512               16,398          13,583
  Trust fees                                                     5,298              4,757               15,804          14,068
  Other fees                                                     8,554              8,448               27,020          24,709
  Securities gains, net                                             86                 22                  142             162
  Other                                                          3,811              3,257               15,900           7,711
                                                             --------------------------------------------------------------------
      Total non-interest income                                 60,510             52,825              185,578         151,730
                                                             --------------------------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                81,956             70,702              241,552         209,105
  Net occupancy                                                 12,924             10,983               37,254          32,047
  Equipment                                                      9,442              7,772               26,691          22,720
  Other                                                         64,931             48,351              166,235         132,637
                                                             --------------------------------------------------------------------
      Total non-interest expense                               169,253            137,808              471,732         369,509
                                                             --------------------------------------------------------------------
        Income before income taxes                              94,802             77,702              281,017         221,698
INCOME TAX EXPENSE                                              29,081             27,155               94,732          76,282
                                                             --------------------------------------------------------------------
        NET INCOME                                           $  65,721           $ 50,547           $  186,285      $  145,416
                                                             ====================================================================

Average number of shares outstanding (000's)                    96,673             84,245               94,066          83,075
Net income per share                                         $    0.68           $   0.60           $     1.98      $     1.75
Dividends declared per share                                      0.22               0.20                 0.66            0.60

See Notes to Consolidated Financial Statements

                             SouthTrust Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                           September 30
                                                                                --------------------------------
(In Thousands)                                                                       1996                1995
                                                                                --------------------------------
OPERATING ACTIVITIES
  Net income                                                                    $  186,285             $145,416
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                                   62,830               39,489
      Depreciation of premises and equipment                                        23,913               19,853
      Amortization of intangibles                                                   18,311               14,976
      Amortization of security premium                                               1,845                  705
      Accretion of security discount                                                (2,440)              (3,468)
      Deferred income tax                                                           10,972                1,552
   Net realized and unrealized gain on assets held for sale                        (14,862)              (5,107)
   Net securities (gains) and losses                                                  (142)                (163)
   Origination and purchase of loans held for sale                              (1,551,760)            (783,955)
   Proceeds of loans held for sale                                               1,531,401              738,967
   Net (increase) decrease in trading securities                                    17,379               16,289
   Net (increase) decrease in other assets                                         (73,997)            (106,505)
   Net increase (decrease) in other liabilities                                    (44,279)              85,494
                                                                                --------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                   165,456              163,543


INVESTING ACTIVITIES
  Proceeds from maturities of:
     Investment securities                                                         778,313              279,679
     Securities available for sale                                                  97,556              555,987
  Proceeds from sales of:
     Investment securities                                                               0                    0
     Securities available for sale                                                 225,208              102,966
  Purchases of:
     Investment securities                                                        (764,970)            (593,125)
     Securities available for sale                                                (580,392)            (331,184)
     Premises and equipment                                                        (59,690)             (69,410)
  Net increase (decrease) in:
     Short-term investments                                                         61,668               19,728
     Loans                                                                      (2,221,243)          (1,789,361)
  Purchase of subsidiaries, net of cash acquired                                    23,584              346,912
                                                                                --------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                                      (2,439,966)          (1,477,808)


FINANCING ACTIVITIES
  Proceeds from issuance of:
     Common Stock                                                                    6,805               94,425
     Long-term debt                                                              1,188,259              283,022
  Payments for:
     Long-term debt                                                               (286,625)             (32,457)
     Repurchase of Common Stock                                                     (3,980)                (293)
     Cash Dividends                                                                (61,521)             (48,973)
  Net increase (decrease) in:
     Deposits                                                                      819,156              533,427
     Short-term borrowings                                                         672,291              582,071
                                                                                --------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                   2,334,385           $1,411,222
                                                                                --------------------------------
     DECREASE IN CASH AND DUE FROM BANKS                                            59,875               96,957
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                     773,656              650,433
                                                                                --------------------------------
  CASH AND DUE FROM BANKS AT END OF YEAR                                        $  833,531           $  747,390
                                                                                ================================

  Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Interest                                                                  $  660,072           $  512,927
      Income taxes                                                                 103,883               68,116
    Non-cash transactions:
      Assets acquired in business combinations                                   1,524,082              713,022
      Liabilities acquired in business combinations                              1,392,932              684,512
      Loans transferred to Other Real Estate                                        13,390               10,438
      Loans securitized into mortgage-backed securities                            620,363              218,507

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three month and nine month periods ended September 30, 1996 and 1995. Results of operations for the interim 1996 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements on Form 10-K.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     FOR THE QUARTER ENDED September 30,1996

                                   (Unaudited)

EARNINGS SUMMARY

         Net income for the third quarter of 1996 was $65.7 million, an increase of $15.2 million or 30% from the third quarter 1995 net income of $50.5 million. For the nine months ended September 30, 1996 net income was $186.3 million, an increase of 28% from the first nine months of 1995 level of $145.4 million. Net income per share for the third quarter was $0.68 in 1996 and $0.60 in 1995, an increase of 13%. On a year-to-date basis, net income per share was $1.98 at September 30, 1996, up 13% from the comparable period in 1995. Net income for the first nine months of 1996 resulted in returns on average total assets and average stockholders' equity of 1.10% and 15.89%, respectively.

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

         Net interest income in the third quarter of 1996 was $228.3 million, up $48.7 million or 27% from the 1995 third quarter level of $179.6 million. On a year-to-date basis net interest income increased $122.2 million or 24% to $639.1 million. The fully-taxable equivalent net interest margins were 4.05% for the quarter and 4.03% for the nine months ended September 30, 1996, respectively. Total interest income increased to $470.5 million for the quarter, as the average level of interest earning assets increased 25% to $22,371.5 million, and the fully taxable equivalent yield on earning assets decreased 17 basis points to 8.35% from the 1995 yield of 8.52%. For the first nine months of 1996, total interest income increased $225.6 million or 21% to $1,321.4 million as the average balance of interest-earning assets increased 23% to $21,178.8 million and the yield on interest-earning assets decreased 16 basis points to 8.33%.

         Total interest expense increased $35.4 million or 17% to $242.1 million for the third quarter of 1996. The increase reflects an increase in the level of average interest-bearing liabilities of 24% to $19,589.0 million for the quarter. The average rate paid on interest-bearing liabilities decreased 29 basis points to 4.92% for the third quarter from 5.21% in the third quarter of 1995. For the nine months ended September 30, 1996 total interest expense increased $103.4 million or 18% to $682.3 million as the average balance of interest-bearing liabilities increased 22% to $18,476.9 million and the average rate paid decreased 20 basis points to 4.93%.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the second quarter of 1996 was $21.9 million, reflecting an increase of $8.5 million from the 1995 third quarter level of $13.4 million. On a year-to-date basis the provision for loan losses was $62.8 million reflecting an increase of $23.3 million or 59% from the first nine months of 1995. For the quarter, net charge-offs were $10.4 million bringing the total for the year to $35.2 million. Total net charge-offs of loans amounted to .24% of average net loans on an annualized basis for the 1996 third quarter and .29% for the nine month period compared to .16% for the third quarter of 1995 and .20% for the first nine months of 1995. For the year ended December 31, 1995 net charge-offs were $29.5 million or .22% of net loans.

NON-INTEREST INCOME

         Total non-interest income increased $7.7 million or 15% to $60.5 million for the third quarter of 1996. For the nine months ended September 30, 1996, total non-interest income increased 22% to $185.6 million. Service charges on deposit accounts increased $5.7 million or 25% to $28.7 million for the quarter and increased $10.9 million or 16% to $79.5 million for the nine month period. These increases were due primarily to an increase in the number of deposit accounts during the periods. Mortgage banking fees decreased $0.2 million or 2% to $8.6 million for the quarter and increased $7.9 million or 34% to $30.8 million for the nine months ended September 30, 1996. Statement of Financial Accounting Standards #122 ("SFAS #122"), "Accounting for Mortgage Servicing Rights", was adopted during the third quarter of 1995. The adoption of SFAS #122 required that the Company record rights to service loans to others whether the loans were acquired through purchasing or origination of the loan. Bank card fees increased $0.9 million or 20% to $5.4 million for the quarter, and $2.8 million or 21% for the nine month period.

Trust fees increased $0.5 million or 11% to $5.3 million for the third quarter of 1996 and $1.7 million or 12% for the first nine months of 1996. Other fee income increased $0.1 million or 1% to $8.5 million for the quarter and increased $2.3 million or 9% to $27.0 million for the nine months ended September 30, 1996. Net securities transactions were a gain of $86,000 for the third quarter and a net gain of $142,000 for the first nine months of 1996, compared to securities gains of $22,000 and $163,000 for the third quarter and first nine months of 1995, respectively. All other non-interest income increased $0.6 million to $3.8 million for the third quarter and $8.2 million to $15.9 million for the nine month period. Included in other non-interest income during the first quarter of 1996 were gains from the sale of certain commercial and commercial real estate loans totaling $5.6 million. These loans were sold in response to a decision by management to limit concentrations of certain types of loans within the loan portfolio. There were no other significant non-recurring non-interest income items recorded in 1996 or 1995.

NON-INTEREST EXPENSE

     Total non-interest expense for the quarter was $169.3 million, reflecting an increase of $31.4 million or 23% from the third quarter 1995 level. For the nine months ended September 30, 1996 non-interest expense totaled $471.7 million reflecting an increase of $75.2 million or 19% from the comparable period in 1995.

     The ratio of non-interest expense to average total assets was 2.82% for the third quarter of 1996 and 2.78% for the nine month period compared to 2.83% and 2.86% for the third quarter and nine month periods of 1995, respectively.

         Salaries and employee benefits accounted for the largest portion of total non-interest expense in both periods as well as the largest portion of the increase. Salaries and employee benefits expense increased $11.3 million or 16% to $82.0 million for the third quarter 1996. During the third quarter the Corporation amended certain employee benefit arrangements which resulted in the defeasance of liabilities and a reduction in employee benefits expense totaling $5.1 million. On a year-to-date basis salaries and employee benefits increased $32.4 million or 16% to $242.0 million. Contributing to these increases was the increase in the number of full time equivalent employees which increased approximately 14% from September 30, 1995 to approximately 8,800 at September 30, 1996. Net occupancy expense increased $1.9 million or 18% to $12.9 million for the quarter and increased $5.2 million or 16% to $37.3 million for the nine month period primarily as a result of the growth in the number of banking offices to 505 in 1996 from 444 at September 30, 1995. Equipment expense increased $1.7 million or 21% to $9.4 million for the quarter and $4.0 million or 17% to $26.7 million for the nine months ended September 30, 1996. Other non-interest expense totaled $64.9 million for the quarter and $166.2 million for the nine months ended September 30, 1996 reflecting increases of 34% and 25%, respectively over the comparable periods in 1995.

         On September 30, 1996, legislation was passed that requires a one-time assessment on deposits insured by the Savings Association Insurance Fund ("SAIF"). This assessment, which amounted to approximately $14.0 million, reduced after-tax earnings by $8.6 million. Also, as part of the SAIF legislation, the deposit insurance rate on SAIF insured deposits will decrease from 23 basis points to 6.44 basis points beginning October 1, 1996. Also, the insurance rate charged on Bank Insurance Fund ("BIF") insured deposits will increase to 1.29 basis points through 1999. At the present level of insured deposits outstanding at September 30, 1996 of $16.4 billion, this would result in a combined decrease of approximately $4.2 million annually as compared to rates in effect prior to the recently enacted legislation. There were no other significant non-recurring non-interest expense items recorded in 1996 or 1995.

         Income tax expense for the third quarter of 1996 was $29.1 million for an effective tax rate of 30.7% compared to $27.2 million or an effective rate of 34.9% in the third quarter of 1995. The decrease in the third quarter effective tax rate was primarily due to the reversal of approximately $4.5 million of accrued tax that will not be paid as a result of legislation enacted during the quarter which rescinded the previous law requiring the recapture of certain bad debt deductions previously deducted by Thrift institutions upon their conversion from a Thrift charter to a bank charter. For the nine months ended September 30, 1996 income tax expense was $94.7 million for an effective tax rate of 33.7% compared to tax expense or $76.3 million and an effective rate of 34.4% during the first nine months of 1995. The statutory federal income tax rate was 35% in 1996 and 1995.

SUMMARY OF FINANCIAL CONDITION

         Total assets at September 30, 1996 were $24.8 billion, representing an increase of $4.8 billion or 24% from September 30, 1995. At December 31, 1995, total assets were $20.8 billion. Average total assets for the first nine months of 1996 were $22.7 billion compared to $18.6 billion for the nine month period in 1995.

LOANS

         Loans, net of unearned income at September 30, 1996 totaled $18,057.8 million compared to $14,655.2 million at December 31, 1995, an increase of $3,402.6 million or 23%. Of the total increase, $1,212.4 million were obtained in the acquisitions of other financial institutions consummated during the first nine months of 1996.

         Commercial real estate mortgage loans increased $613.1 million from December 31, 1995 to $2,877.8 million, or 15.8% of total loans. During the first nine months of 1996 commercial real estate mortgage loans totaling $237.2 million were obtained through acquisitions. This category represents the Company's largest credit concentration. Residential real estate mortgage loans at September 30, 1996 were $4,240.8 million or 23.3% of total loans compared to $3,221.3 million or 21.8% at December 31, 1995. Of the total increase of $1,019.5 million during the nine month period, $706.2 million was the result of acquisitions. Real estate construction loans were $1,772.6 million or 9.8% of total loans, up from $1,245.8 million at December 31, 1995 when such loans accounted for 8.4% of total loans. Real estate construction loans obtained through acquisitions during the quarter amounted to $65.7 million.

         Commercial, financial and agricultural loans at September 30, 1996 were $6,397.7 million or 35.2% of total loans, compared to $5,965.9 million or 40.4% of total loans at December 31, 1995. The increase during the year included $73.7 million in loans obtained through acquisitions. This segment is widely diversified and there were no significant industry concentrations.

         Loans to individuals at September 30, 1996 totaled $2,890.1 million or 15.9% of total loans, compared to $2,059.3 million or 14.0% of total loans at December 31, 1995. Loans to individuals obtained through acquisitions during the year were $133.2 million.

         Total unearned income at September 30, 1996 was $121.2 million compared to $101.9 million at December 31, 1995.

NON-PERFORMING ASSETS

         Non-performing assets at September 30, 1996 were $143.0 million or 0.79% of net loans and other real estate owned, representing an increase of $20.9 million from the December 31, 1995 level of $122.1 million. Non-performing assets obtained through acquisitions during the year totaled $16.0 million. Included in non-performing assets at September 30, 1996 were $96.4 million of loans on non-accrual status, other real estate owned totaling $35.3 million, other repossessed assets of $9.0 million, and $2.3 million of restructured loans. Loans 90 days past due and accruing were $44.8 million at September 30, 1996 compared to $36.3 million at December 31, 1995.

         As of September 30, 1996, the Company had loans of approximately $24.7 million for which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, and may result in the loans' repayment terms being restructured, and/or the loans going on non-performing status. Such loans are continuously reviewed by management, and their classification may be changed if conditions warrant.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses at September 30, 1996 was $252.9 million or 1.40% of net loans compared to $206.6 million or 1.41% at December 31, 1995. While deterioration of the economy or rising interest rates could have a near-term effect on the Company's earnings, Management has taken into consideration present and expected economic conditions, the level of risk in the portfolio, the level of non-performing assets, potential problem loans, and delinquencies in assessing the allowance for loan losses and considers the allowance for loan losses to be adequate.

         Net charge-offs during the nine months ended September 30, 1996 totaled $35.2 million or 0.29% of average net loans on an annualized basis. The provision for loan losses during the nine months added $62.9 million to the allowance for loan losses. The allowance for loan losses at acquisition date on acquired financial institutions totaled $18.6 million.

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

         At September 30, 1996, total securities were $4,603.6 million. Investment securities amounted to $1,729.7 million and securities classified as available for sale amounted to $2,873.9 million. Investment securities are carried at amortized cost and securities available for sale are carried at fair value.

         Investment securities increased 9% from the year-end 1995 level to $1,729.7 million; and included U.S. Treasury securities of $7.3 million, U.S. Government agency securities of $975.4 million, Collateralized Mortgage Obligations("CMOs") and other mortgage-backed securities ("MBS") of $469.2, State, County and Municipal securities of $220.3 million and other securities of $57.5 million.

         Securities available for sale included U.S. Treasury securities of $344.5 million, U.S. Government agency securities of $827.9 million, CMOs and other MBS of $1,471.1 million, State, County and Municipal securities of $10.0 million and other securities of $220.4 million.

         At September 30, 1996, the Company's investment portfolio included $997.3 million in CMOs. CMOs present some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of declining interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages.

     The company's investment in structured notes and derivative investment securities is nominal and would not have a significant effect on the Company's net interest margin.

         At September 30, 1996, the fair value of investment securities exceeded the book value by $16.7 million. This compares to an unrealized gain of $33.5 million at December 31, 1995. For securities available for sale, the amortized cost exceeded the fair value by $24.1 million, resulting in an after-tax adjustment decreasing stockholders' equity by $15.3 million. This unrealized loss, which Management believes is temporary, compares to a net of tax unrealized loss of $9.6 million at December 31, 1995.

SHORT-TERM INVESTMENTS

        Short-term investments at September 30, 1996 totaled $359.9 million, reflecting an increase of $3.8 million from the December 31, 1995 level of $356.1 million. At September 30, 1996, short-term investments consisted of $30.7 million in federal funds sold, $41.8 million in securities purchased under resale agreements, $14.7 million in time deposits with other banks, and $272.7 million in assets held for sale. Assets held for sale consisted of $267.9 million in mortgage loans in the process of being securitized and sold to second party investors and $4.8 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.

         The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position in determining desired balances of short-term investments and alternative uses of such funds.

OTHER ASSETS

         Other assets at September 30, 1996 were $1,174.0 million compared to $1,008.4 million at December 31, 1995. At September 30, 1996, other assets included $490.9 million in premises and equipment, due from customers on acceptances of $14.1 million, accrued interest receivable of $194.1 million, other accounts receivable of $71.7 million, other real estate owned and other repossessed assets totaling $44.3 million, mortgage servicing rights of $24.2 million, other intangible assets of $181.4 million and other non-earning assets of $153.3 million.

         Cash and due from banks was $833.5 million at September 30, 1996, a increase of $59.8 million from $773.7 million at December 31, 1995.

FUNDING

         The Company's funding sources can be divided into three broad categories: deposits, short-term borrowings and long-term borrowings.

DEPOSITS

         Deposits are the Company's primary source of funding. Total deposits at September 30, 1996 were $16,624.7 million up $2,049.6 million or 14% from the December 31, 1995 level of $14,575.1 million. During the first nine months of 1996, acquisitions of other financial institutions added $1,230.4 million of deposits. At September 30, 1996, total deposits included interest-bearing deposits of $14,197.0 million and other deposits of $2,427.7 million.

         Core deposits, defined as demand deposits and time deposits less than $100,000, totaled $14,301.9 million or 86.0% of total deposits at September 30, 1996. This compares to core deposits of $12,601.2 million or 86.5% at December 31, 1995.

SHORT-TERM BORROWINGS

         Short-term borrowings at September 30, 1996 were $3,924.6 million and included federal funds purchased of $1,959.8 million, securities sold under agreements to repurchase of $928.7 million and other borrowed funds of $1,036.1 million. At September 30, 1996, total short-term borrowings were 15.8% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $3,207.4 million or 15.4% of total liabilities and stockholders' equity at December 31, 1995.

LONG-TERM DEBT

         At September 30, 1996, total long-term debt was $2,180.7 million representing an increase of $993.4 million from the December 31, 1995 level of $1,187.3 million. During the first nine months of 1996 the Company issued $1,280.0 million of additional long-term debt including $250.0 million in bank notes,$150.0 million of which matures in 1998 $100.0 million that matures in 2006, and $938.3 million of Federal Home Loan Bank advances of which substantially all mature through 2001. Acquisitions completed during 1996 added $91.7 million in long-term debt, including $90.0 million in Federal Home Loan Bank advances and other long-term debt of $1.7 million.

During the nine month period repayments of long-term debt totaled $286.6 million.

CAPITAL

         At September 30, 1996, total stockholders' equity was $1,678.2 million, or 6.77% of total assets compared to $1,430.9 million or 6.88% at December 31, 1995. During the first nine months net income added $186.3 million to capital. Sales of common stock through the Dividend Reinvestment Plan, the employee stock purchase and stock option plans for $6.8 million represented the issuance of 353,935 shares. Equity added in business combinations increased equity by $125.3 million. Treasury stock purchases for 145,033 shares reduced equity by $4.0 million. Dividends declared during the period totaled $61.4 million, and the net unrealized loss on securities available for sale decreased $5.7 million from $9.6 million at December 31, 1995 to $15.3 million at September 30, 1996.

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

         At September 30, 1996, the Company had a risk-based capital ratio of 11.23% connsisting of a Tier I capital ratio of 7.57% and supplemental capital elements of 3.66%. The leverage ratio was 6.37%.

COMMITMENTS

         The Company's subsidiary banks had standby letters of credit outstanding of approximately $621.8 million at September 30, 1996 and $608.8 million at December 31, 1995.

         The Company's subsidiary banks had outstanding commitments to extend credit of approximately $6,028.5 million at September 30, 1996 and $4,715.9 million at December 31, 1995.

         The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments is essentially the same as those for extension of credit to its customers.

         Presently the Company has no commitments for significant capital expenditures.

         The Company's subsidiaries regularly originate and sell loans, consisting primarily of mortgage loans sold to third party investors, which contain various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions are insignificant. The total amount of loans outstanding subject to recourse was $1,155.5 million, at September 30, 1996 and $1,209.0 million at December 31, 1995. Under terms of the recourse agreements, the Company would be required to repurchase certain loans if they become non-performing. All such loans sold had a loan-to-collateral ratio of 80% or less, or mortgage insurance to cover losses up to 80% of the collateral value, at the times the various loans were originated. The underlying collateral to these mortgages are generally 1-4 family residential properties. Potential losses under these recourse agreements are affected by the collateral value of the particular loans involved. Losses are recognized when the mortgage is repurchased or the obligation is otherwise satisfied.

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

At September 30, 1996, the contractual maturities of Swaps were as follows:

                           Notional
In Millions        Amount  Expiration       Liabilities Hedged
-----------        ------  ----------       ------------------
                 175        1996             Deposit liabilities
                  50        1997             Deposit liabilities
                  25        1998             Deposit liabilities
                 100        2001             Long-term debt
                 100        2003             Long-term debt
                  25        2003             Deposit liabilities
                 200        2004             Long-term debt
                 150        2005             Long-term debt
                  50        2006             Deposit liabilities
                  25        2008             Deposit liabilities
                $900

         The Company has also terminated one Swap agreement prior to the contractual maturity. Since the Swap was designed as a hedge, the gain realized on the termination of this contract has been deferred and is amortized to reduce interest expense over the remaining life of the hedged liabilities. At September 30, 1996 and December 31, 1995, the remaining deferred gain related to such termination was $1.1 million and $2.2 million, respectively. The effect of the amortization of the deferred gain reduces interest expense by approximately $1.6 million in 1996 and $0.6 million in 1997.

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

         (A)  Exhibits

              No. (4) SouthTrust Corporation Shareholders' Rights Agreement. (Incorporated herein by reference from Registration Statement No. 1-3613).

              No. (11) Statement of Computation of Earnings Per Share.

              No. (27) Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K

              During the three months ended September 30, 1996 the Company did not file a Form 8-K current report with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOUTHTRUST CORPORATION

Date:   November 14, 1996               /s/ Wallace D. Malone, Jr.
                                        ---------------------------------------
                                        Wallace D. Malone, Jr.
                                        Chairman and Chief
                                        Executive Officer

Date:   November 14, 1996               /s/ Aubrey D. Barnard
                                        ---------------------------------------
                                        Aubrey D. Barnard
                                        Secretary, Treasurer and
                                        Controller