Form 10-K405
period 1996-12-31
SOUTHTRUST CORP
filed 1997-03-11
CIK 92081

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996.]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by a check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997.

           Common Stock, par value $2.50 per share -- $3,675,600,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1997.

          Common Stock, par value $2.50 per share -- 98,912,668 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement for the annual meeting of stockholders on April 16, 1997 are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1  BUSINESS

     SouthTrust Corporation ("SouthTrust" or the "Company") is a registered bank holding company incorporated under the laws of Delaware in 1968. At December 31, 1996 SouthTrust had ten bank subsidiaries and eight bank-related subsidiaries. Of the ten bank subsidiaries, two are located in Alabama, two are located in Florida, two are located in Georgia, one is located in North Carolina, one is located in South Carolina, one is located in Tennessee, and one is located in Mississippi. At December 31, 1996, SouthTrust had consolidated total assets of $26.2 billion, which ranked it as the largest bank holding company headquartered in Alabama and one of the twenty-nine largest bank holding companies in the United States. SouthTrust's total assets at December 31, 1996 were located approximately $13.2 billion in Alabama, approximately $5.4 billion in Florida and approximately $5.5 billion in Georgia. SouthTrust has no significant foreign operations.

     The Company employs approximately 9,100 persons and considers that its relations with these employees are good.

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

SUBSIDIARY BANKS

     At December 31, 1996, SouthTrust had ten subsidiary banks with 511 banking offices. Since 1987, when interstate banking was first permitted in Alabama, the Company has expanded into 6 other southeastern states within its permitted operating region. The Company's largest operation outside of Alabama is SouthTrust Bank of Georgia, N.A., which had approximately $5.5 billion in assets, $3.8 billion in deposits and operated 115 banking offices in the greater metropolitan Atlanta, Georgia area at December 31, 1996. At December 31, 1996 approximately 50% of the Company's bank assets were in Alabama, 21% were in Georgia, 21% were in Florida, 4% were in North Carolina; and the remainder were in South Carolina, Tennessee and Mississippi.

BANK-RELATED SUBSIDIARIES

     The bank-related subsidiaries of SouthTrust are SouthTrust Mortgage Corporation, a mortgage banking company servicing approximately $6.0 billion in mortgage loans for long-term investors; SouthTrust Data Services, Inc., a computer service company; SouthTrust Life Insurance Company, a credit life insurance company; SouthTrust Insurance Agency, an insurance agency; SouthTrust Securities, Inc., an investment services company; SouthTrust Asset Management Company of Florida, N.A., a trust company located in Florida; SouthTrust Asset Management Company of Georgia, N.A., a trust company located in Georgia; and SouthTrust Asset Management Company of the Carolinas, Inc., a trust company.

BUSINESS COMBINATIONS

     In the normal course of business, the Company regularly investigates acquisition opportunities. These acquisitions are used to augment the Company's strong internal growth. All potential acquisitions must meet specific internal criteria designed to protect and enhance shareholder value.

     During 1996, the Company completed ten acquisitions, adding $1,744.9 million in total assets, $1,358.5 million in loans, and $1,417.9 in deposits.

     Additional information relating to business combinations can be found in Note B to the Consolidated Financial Statements.

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

     Various federal and state statutory provisions limit the amount of dividends the subsidiary banks can pay to their holding companies without regulatory approval. The approval of the OCC is required for any dividend by a national bank to its holding company if the total of all dividends declared by such bank in any calendar year would exceed the total of its net profits, as defined by the OCC, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus for a fund for the retirement of any preferred stock. Comparable prohibitions on the declaration of dividends are imposed by the Alabama Banking Code, the Florida Financial Institutions Code, the North Carolina Banking Code, the South Carolina Banking Code, the Tennessee Banking code, the Financial Institutions Code of Georgia, and the Mississippi Code of 1972. In addition, a national bank may not pay a dividend in an amount greater than its net profits then on hand after deducting its loan losses and bad debts. For this purpose, bad debts are defined to include, generally, the principal amount of loans which are in arrears with respect to interest by six months or more or are past due as to payment of principal (in each case to the extent that such debts are in excess of the reserve for possible credit losses). Under the foregoing laws and regulations, at December 31, 1996, approximately $412.6 million was available for payment of dividends to SouthTrust by its bank subsidiaries. The payment of dividends by any bank also may be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank. In addition to the foregoing restrictions, the Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that would weaken the bank holding company's financial health, such as by borrowing. Furthermore, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

CAPITAL ADEQUACY

     The Company is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8%, with at least half of total capital in the form of Tier 1 capital.

     SouthTrust exceeded these guidelines on December 31, 1996, with a Tier 1 capital ratio of 7.33% and a total risk-based capital ratio of 11.79%.

     In addition, a leverage ratio is used in connection with the risk-based capital standards. The minimum leverage ratio under the standard is 4% for the highest-rated bank holding companies not under significant expansion programs. On December 31, 1996, SouthTrust's leverage ratio was 6.21%, down 14 basis points from the 1995 level of 6.35%.

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

     Banking legislation was enacted September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The FDIC Board of Directors met October 8, 1996 and approved a rule that, except for the possible impact of certain exemptions for de novo and "weak" institutions, established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF assessable deposits held by affected institutions as of March 31, 1995. The legislation provides that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate is sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

     Based upon its level of SAIF deposits as of March 31, 1995, the Company paid and expensed approximately $14.0 million in the year ended December 31, 1996.

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

     In addition to the foregoing, the Interstate Banking Act provided that as of June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging banks in different states. However, unlike the interstate banking provision, states may opt out of the application of this provision by enacting specific legislation before June 1, 1997. If a state does opt out, banks will be required to comply with the such state's provisions with respect to branching across state lines. Pursuant to this provision, the Company is planning to merge all of its subsidiary banks from all states into one bank after the legislation takes effect.

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

     At December 31, 1996, of the bank holding companies headquartered in Alabama, SouthTrust was the largest in terms of assets, equity capital, and net income. In other geographic areas, the company's market share is significantly smaller than it's competitor's.

DEPOSIT INSURANCE

     The Subsidiary Banks are subject to deposit insurance assessments from both the FDIC and the Savings Association Insurance Fund (SAIF). On September 30, 1996, legislation was enacted that reduced the assessment rate on SAIF insured deposits to 6.44 basis points from the previous rate of 23 basis points. This legislation, which became effective on October 1, 1996, also included a special one time assessment on SAIF insured deposits that, for SouthTrust, amounted to approximately $14.0 million, reducing after tax earnings by $8.6 million. Also, the rate charged on Bank Insurance Fund (BIF) insured deposits will increase to
1.29 basis points through 1999 from its previous rate of zero. At the level of insured deposits outstanding at the date of the enacted legislation, the Company estimated that it would realize approximately $4.2 million in annual savings as compared to the rates in effect prior to recent legislation.

                       EXECUTIVE OFFICERS OF THE COMPANY

                                                                                      EXECUTIVE
                                                                                    OFFICER OF THE
                                                                                       COMPANY
NAME AND AGE                                  POSITIONS HELD WITH THE COMPANY           SINCE
------------                                  -------------------------------       --------------
Wallace D. Malone, Jr. (60).............  Chairman, President and Chief Executive        1972
                                          Officer
Frederick W. Murray, Jr. (58)...........  Executive Vice President                       1980
James W. Rainer, Jr. (54)...............  Executive Vice President                       1982
William R. Cranford (51)................  Executive Vice President                       1992(1)
Aubrey D. Barnard (60)..................  Secretary, Treasurer and Controller            1968
Julian Banton (56)......................  Chairman, President and                        1982
                                          Chief Executive Officer
                                          SouthTrust Bank of Alabama, N.A.
J. Michael Battle (52)..................  Executive Vice President                       1992(2)
                                          SouthTrust Bank of Alabama, N.A.
Fred C. Crum (52).......................  Executive Vice President                       1986
                                          SouthTrust Bank of Alabama, N.A.
R. Glenn Eubanks (48)...................  Executive Vice President                       1990
                                          SouthTrust Bank of Alabama, N.A.
William C. Patterson (54)...............  Executive Vice President                       1979
                                          SouthTrust Bank of Alabama, N.A.
William E. Pearson (47).................  Executive Vice President                       1991
                                          SouthTrust Bank of Alabama, N.A.
C. Perry Relfe (54).....................  Executive Vice President                       1981
                                          SouthTrust Bank of Alabama, N.A.
E. Frank Schmidt (55)...................  Executive Vice President                       1995(3)
                                          SouthTrust Bank of Alabama, N.A.
Richard S. White, Jr. (62)..............  Executive Vice President                       1997(4)
                                          SouthTrust Bank of Alabama, N.A.
Thomas H. Coley (54)....................  Chairman and Chief Executive Officer           1989
                                          SouthTrust Bank of Georgia, N.A.

---------------

(1) Mr. Cranford was elected Executive Vice President in December 1992. For the five years prior to December 1992 Mr. Cranford served as Chairman and Chief Executive Officer of SouthTrust Bank of Etowah County, N.A.
(2) Mr. Battle was elected Executive Vice President in 1992. From July 1990 to January 1992, Mr. Battle worked for Pacific Southwest Bank, F.S.B., serving as President from September 1991 to January 1992, and Executive Vice President before September 1991. From March 1989 to July 1990, Mr. Battle was Chief Executive Officer of 7 bank subsidiaries of First Interstate
     Bank -- Texas.

(3) Mr. Schmidt was elected to Executive Vice President effective January 1995. Prior to that time Mr. Schmidt held the position of Chairman and Chief Executive Officer of SouthTrust Bank of Mobile.
(4) Mr. White was elected Executive Vice President in February 1997. Prior to that time Mr. White served as an Executive Vice President at Cole Taylor Bank from January 1995 to February 1997. Before that time he was a Senior Executive at Premier Bank from 1988 through 1994.

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

ITEM 3  LEGAL PROCEEDINGS

     Certain of the Company's subsidiaries are defendants in various legal proceedings arising in the normal course of business. These claims relate to the lending and investment advisory services provided by the Company and include alleged compensatory and punitive damages.

     In addition, subsidiaries of the Company have been named as defendants in suits that allege fraudulent, deceptive or collusive practices in connection with certain financing activities. These suits are typical of complaints that have been filed in recent years challenging financial transactions between plaintiffs and various financial institutions. The complaints in such cases frequently seek punitive damages in transactions involving fairly small amounts of actual damages, and in recent years, have resulted in large punitive damage awards to plaintiffs.

     Although it is not possible to determine, with any certainty, the potential exposure related to punitive damages in connection with these suits, Management, based upon consultation with legal counsel, believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial statements.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

     None

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     SouthTrust Corporation common stock is traded on the NASDAQ stock market under the symbol SOTR. The following table details certain common stock data for the last five years.

                                                    1996      1995      1994      1993      1992
                                                   -------   -------   -------   -------   -------
Market price range:
  High...........................................  $36.125   $27.250   $22.125   $22.125   $18.125
  Low............................................   25.250    18.000    17.000    16.625    14.125
Market value at year end.........................   34.875    25.625    18.000    19.000    16.833
Book value per share.............................   18.05     16.28     13.94     13.25     11.55
Price earnings ratio.............................   11.09 x    9.96 x    9.04 x    9.86 x    9.73 x
Cash dividends declared..........................    0.88      0.80      0.68      0.60      0.52
Dividend yield at year end.......................    2.52 %    3.12 %    3.78 %    3.16 %    3.09 %
Dividend payout ratio............................   32.74     33.74     31.45     30.70     31.29
Shares outstanding (in thousands):
  Average........................................   94,769    84,401    80,628    77,772    68,948
  End of the year................................   96,139    87,904    81,426    79,401    74,477

     Quarterly high and low sale prices of and cash dividends declared on SouthTrust common stock are included in table 13, included on page 27 of this report.

     As of February 28, 1997, the company had approximately 14,800 shareholders of record.

ITEM 6  SELECTED FINANCIAL DATA

                                     1996          1995          1994          1993          1992
                                  -----------   -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings Summary:
  Interest income...............  $ 1,804,220   $ 1,484,623   $ 1,108,612   $   927,551   $   828,080
  Interest expense..............      938,194       791,423       501,067       397,743       382,930
                                  -----------   -----------   -----------   -----------   -----------
  Gross interest margin.........      866,026       693,200       607,545       529,808       445,150
  Provision for loan losses.....       90,027        61,286        44,984        45,032        43,305
                                  -----------   -----------   -----------   -----------   -----------
  Net interest margin...........      775,999       631,914       562,561       484,776       401,845
  Non-interest income (excluding
     securities transactions)...      253,400       208,471       184,448       174,099       136,049
  Securities transactions.......        1,409           193           330           603           634
  Non-interest expense..........      643,298       536,534       485,999       434,951       373,636
                                  -----------   -----------   -----------   -----------   -----------
  Income before taxes...........      387,510       304,044       261,340       224,527       164,892
  Income taxes..................      132,807       105,039        88,338        73,992        50,646
                                  -----------   -----------   -----------   -----------   -----------
  Net income....................  $   254,703   $   199,005   $   173,002   $   150,535   $   114,246
                                  ===========   ===========   ===========   ===========   ===========
Per common share:
  Net income....................        $2.69         $2.36         $2.15         $1.94         $1.66
  Cash dividends declared.......         0.88          0.80          0.68          0.60          0.52
Ending balances:
  Assets........................  $26,223,193   $20,787,024   $17,632,059   $14,707,964   $12,714,397
  Deposits......................   17,305,493    14,575,077    12,801,239    11,515,311    10,082,241
  Loans, net of unearned
     income.....................   19,331,132    14,655,162    12,121,907     9,448,319     7,546,619
  Long-term debt................      983,243       535,431       388,829       324,136       237,493
  Shareholders' equity..........    1,734,892     1,430,870     1,135,268     1,051,766       860,352
  Common shares (thousands).....       96,139        87,904        81,426        79,401        74,477
Average balances:
  Assets........................   23,283,988    18,983,869    15,934,917    13,653,047    11,028,174
  Deposits......................   15,878,025    13,612,151    11,902,013    10,772,638     8,996,060
  Loans, net of unearned
     income.....................   16,885,469    13,326,127    10,606,579     8,421,996     6,466,689
  Earning assets................   21,774,828    17,616,243    14,733,733    12,576,173    10,090,074
  Shareholders' equity..........    1,599,615     1,260,719     1,091,133       950,434       729,649
  Primary shares (thousands)....       94,769        84,401        80,628        77,772        68,948
Selected ratios:
  Return on average total
     assets.....................         1.09%         1.05%         1.09%         1.10%        1.04.%
  Return on average
     shareholders' equity.......        15.92         15.79         15.86         15.84         15.66
  Average equity to average
     assets.....................         6.87          6.64          6.85          6.96          6.62
  Non-interest expense as a
     percent of average total
     assets.....................         2.76          2.83          3.05          3.19          3.39
  Efficiency ratio..............        56.86         58.57         60.15         60.28         62.19

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY

THREE YEARS ENDED DECEMBER 31, 1996

     SouthTrust Corporation ("SouthTrust") reported net income of $254.7 million or $2.69 per share for the year ended December 31, 1996, compared to net income of $199.0 million or $2.36 per share for the year ended December 31, 1995. Net income in 1994 was $173.0 million or $2.15 per share.

     The increase in net income in 1996 over 1995 was primarily attributable to the 24% growth in average earning assets. This increase was partially the result of the change in the taxable equivalent net interest margin, which increased to 4.03% in 1996 from 4.01% in 1995.

     Net earnings in 1996 resulted in a return on average assets of 1.09% compared to 1.05% during 1995, and a return on average stockholders' equity of 15.92% compared to 15.79% during 1995.

NET INTEREST INCOME

     Net interest income is affected by changes in the volume of and rates earned/paid on interest-earning assets and interest-bearing liabilities and is the major component of net income of the Company. For purposes of this discussion, income that is either exempt from federal income taxes or taxed at a preferential rate has been adjusted to fully taxable equivalent amounts, using a statutory federal tax rate of 35%.

     Net interest income increased 24% to $877.9 million from $707.5 million in 1995 and $623.6 million in 1994. The taxable equivalent net interest margins for the three years ended December 31, 1996 were 4.03%, 4.01% and 4.23%, respectively. The net interest spread between interest-earning assets and interest-bearing liabilities increased 4 basis points to 3.40% in 1996 from 3.36% in 1995. The net interest spread in 1994 was 3.70%. The net interest spread is affected by competitive pressures, Federal Reserve Bank (the "Fed") monetary policies and the composition of interest-earning assets and interest-bearing liabilities.

     Interest income increased $317.2 million to $1,816.1 million from $1,498.9 million in 1995. Interest income in 1994 totalled $1,124.7 million. The increase in interest income during 1996 was attributable to an increase in the volume of average interest-earning assets of 24% to $21.8 billion. Partially offsetting this increase was a decrease in the yield on average interest-earning assets of 16 basis points to 8.33% in 1996 from 8.49% in 1995. An increase in the volume of interest-earning assets of 20% was also responsible for the $374.3 million increase in interest income from 1994 to 1995. The effect of the increased earning assets was augmented by an increase in the yield on those assets of 87 basis points from 7.62% in 1994 to 8.49% in 1995.

     The mix of interest-earning assets shifted during 1996. Increased loan demand and in-market acquisitions of banks pushed loans to approximately 78% of average earning assets in 1996 compared to approximately 76% in 1995. The increase of loans relative to other interest-earning assets had the effect of increasing total interest income due to the higher yields on loans as compared to other interest-earning assets. During 1996, average loans increased 27% to $16.9 billion from $13.3 billion in 1995. The effect on interest income from this loan growth was somewhat offset by a decrease in the average yield on loans to 8.80% during 1996 from 9.09% during 1995. Interest income on loans increased 23% to $1,486.7 million in 1996.

     Total securities, including investment securities and securities available for sale, which together accounted for approximately 23% of average earning assets in 1995, fell to approximately 21% of average earning assets during 1996. Their average yield of 6.74% in 1996 compared to 6.71% in 1995. Interest income on securities increased $35.1 million to $306.6 million. The net increase in securities income was primarily the result of the change in the volume of securities which increased 12% from 1995 to $4.5 billion. Although securities volume did increase during the year, strong loan demand in 1996 enabled the Company to invest a higher portion of earning assets in loans, which generally offer a higher yield than securities.

     Short-term investments were approximately 2% of average earning assets in 1996 and produced an average yield of 6.66%. During 1995 short-term investments accounted for approximately 1% of average earning assets and produced an average yield of 6.41%. Interest income on short-term investments increased $7.2 million to $22.8 million in 1996.

     Interest expense increased $146.8 million or 19% to $938.2 million in 1996. This compares to an increase of $290.4 million or 58% to $791.4 million in 1995 from $501.1 million in 1994. The average rate paid on interest-bearing liabilities declined in 1996, decreasing 20 basis points to 4.93% from 5.13% in 1995, due to decreasing market interest rates as a result of the Fed's monetary policy. The average rate paid on interest-bearing liabilities in 1994 was 3.92%. Additionally, the increase in interest expense was attributable to continued growth in the average volume of interest-bearing liabilities. During 1996, the volume of average interest-bearing liabilities increased $3.6 billion or 23% to $19.0 billion. Approximately $950.8 million of this increase was due to acquisitions. This compared to 1995 growth in volume of $2.6 billion or 21%.

AVERAGE BALANCES AND INTEREST RATES, INTEREST YIELD/RATES
ON FULLY TAXABLE EQUIVALENT BASIS (TABLE 1)

     The following table details average balances of interest-earning assets and interest-bearing liabilities, the fully taxable equivalent amount of interest earned/paid thereon, and the fully taxable equivalent yield/rate for the three years ended December 31, 1996. The loan averages include loans on which the accrual of interest has been discontinued. Income on certain non-accrual loans is recognized on a cash basis.

                                           1996                              1995                              1994
                              -------------------------------   -------------------------------   -------------------------------
                               AVERAGE                 YIELD/    AVERAGE                 YIELD/    AVERAGE                 YIELD/
                               BALANCE     INTEREST     RATE     BALANCE     INTEREST     RATE     BALANCE     INTEREST     RATE
                              ---------   ----------   ------   ---------   ----------   ------   ---------   ----------   ------
                                                         (AVERAGE IN MILLIONS; INTEREST IN THOUSANDS)
ASSETS
Loans, net of unearned
  income....................  $16,885.4   $1,486,719    8.80%   $13,326.1   $1,211,927    9.09%   $10,606.6   $  871,831    8.22%
Investment securities:
  Taxable...................    1,491.8      101,862    6.83      1,558.8      100,831    6.47      1,224.4       75,721    6.18
  Non-taxable...............      230.1       24,499   10.64        279.5       30,839   11.03        340.6       35,743   10.49
Securities available for
  sale......................    2,825.5      180,261    6.33*     2,209.4      139,813    6.22*     2,339.6      130,772    5.55*
Short-term investments......      342.0       22,760    6.66        242.4       15,528    6.41        222.5       10,583    4.76
                              ---------   ----------   -----    ---------   ----------   -----    ---------   ----------   -----
        Total
          interest-earning
          assets............   21,774.8    1,816,101    8.33*    17,616.2    1,498,938    8.49*    14,733.7    1,124,650    7.62*
Allowance for loan losses...     (239.3)                           (187.1)                           (154.1)
Other assets................    1,748.5                           1,554.8                           1,355.3
                              ---------                         ---------                         ---------
        Total assets........  $23,284.0                         $18,983.9                         $15,934.9
                              =========                         =========                         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits............  $ 1,015.3   $   27,519    2.71%   $   806.9   $   21,520    2.67%   $   779.8   $   18,903    2.42%
Interest-bearing demand
  deposits..................      567.8       22,256    3.92      1,556.7       41,437    2.66      1,467.5       31,122    2.12
Time deposits...............   12,024.4      594,838    4.95      9,225.3      501,107    5.43      7,805.5      327,618    4.20
Short-term borrowings.......    3,636.7      194,159    5.34      2,995.9      174,330    5.82      2,259.9       98,189    4.34
Federal Home Loan Bank
  advances..................    1,088.3       57,387    5.27        351.1       20,511    5.84        104.0        4,628    4.45
Long-term debt..............      696.6       42,035    6.03        486.0       32,518    6.69        359.2       20,607    5.74
                              ---------   ----------   -----    ---------   ----------   -----    ---------   ----------   -----
        Total
          interest-bearing
          liabilities.......   19,029.1      938,194    4.93     15,421.9      791,423    5.13     12,775.9      501,067    3.92
Demand deposits,
  non-interest bearing......    2,270.5                           2,023.3                           1,849.2
Other liabilities...........      384.8                             277.9                             218.6
                              ---------                         ---------                         ---------
        Total liabilities...   21,684.4                          17,723.1                          14,843.7
Stockholders' equity........    1,599.6                           1,260.8                           1,091.2
                              ---------                         ---------                         ---------
        Total liabilities
          and stockholders'
          equity............  $23,284.0                         $18,983.9                         $15,934.9
                              =========   ----------            =========   ----------            =========   ----------
Net interest income.........              $  877,907                        $  707,515                        $  623,583
                                          ==========                        ==========                        ==========
Net interest margin.........                            4.03%*                            4.01%*                            4.23%*
Net interest spread.........                            3.40*                             3.36*                             3.70*

---------------

* Yields were calculated using average amortized cost of securities available for sale.

TAXABLE EQUIVALENT ADJUSTMENT ANALYSIS

                                       1996                                    1995                       1994
                       -------------------------------------   -------------------------------------   ----------
                                      TAXABLE      INTEREST                   TAXABLE      INTEREST
                        INTEREST    EQUIVALENT      INCOME      INTEREST    EQUIVALENT      INCOME      INTEREST
                         INCOME     ADJUSTMENTS     (FTE)        INCOME     ADJUSTMENTS     (FTE)        INCOME
                       ----------   -----------   ----------   ----------   -----------   ----------   ----------
                                                             (IN THOUSANDS)
Loans................  $1,483,706     $ 3,013     $1,486,719   $1,208,209     $ 3,718     $1,211,927   $  868,461
Investment
  securities:
  Taxable............     101,862           0        101,862      100,831           0        100,831       75,721
  Non-taxable........      15,972       8,527         24,499       20,604      10,235         30,839       23,377
Securities available
  for sale...........     179,920         341        180,261      139,451         362        139,813      130,470
Short-term
  investments........      22,760           0         22,760       15,528           0         15,528       10,583
                       ----------     -------     ----------   ----------     -------     ----------   ----------
        Totals.......  $1,804,220     $11,881     $1,816,101   $1,484,623     $14,315     $1,498,938   $1,108,612
                       ==========     =======     ==========   ==========     =======     ==========   ==========

                                 1994
                       ------------------------
                         TAXABLE      INTEREST
                       EQUIVALENT      INCOME
                       ADJUSTMENTS     (FTE)
                       -----------   ----------
                            (IN THOUSANDS)
Loans................    $ 3,370     $  871,831
Investment
  securities:
  Taxable............          0         75,721
  Non-taxable........     12,366         35,743
Securities available
  for sale...........        302        130,772
Short-term
  investments........          0         10,583
                         -------     ----------
        Totals.......    $16,038     $1,124,650
                         =======     ==========

VOLUME-RATE ANALYSIS (TABLE 2)

     The following table shows a summary of the changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities for 1996/1995 and 1995/1994. Changes not solely attributable to a change in rate or volume are allocated proportionately relative to the absolute change of rate and volume.

                                                        1996 VERSUS 1995                         1995 VERSUS 1994
                                             INCREASE (DECREASE) DUE TO CHANGE IN:    INCREASE (DECREASE) DUE TO CHANGE IN:
                                             --------------------------------------   --------------------------------------
                                                VOLUME        YIELD/                     VOLUME        YIELD/
                                             OUTSTANDING       RATE         TOTAL     OUTSTANDING       RATE         TOTAL
                                             ------------    ---------    ---------   ------------    ---------    ---------
                                                                             (IN THOUSANDS)
Interest income on:
  Loans....................................    $314,489       $(39,696)    $274,793     $240,349       $ 99,746     $340,095
  Investment securities
    Taxable................................      35,279          6,199       41,478       12,267         21,886       34,153
    Non-taxable............................      (4,325)        (2,015)      (6,340)      (6,671)         1,767       (4,904)
  Short-term investments...................       6,604            628        7,232        1,011          3,933        4,944
                                               --------       --------     --------     --------       --------     --------
        Total interest income..............     352,047        (34,884)     317,163      246,956        127,332      374,288
Interest expense on:
  Interest-bearing deposits................      95,975        (15,426)      80,549       63,519        122,902      186,421
  Short-term borrowings....................      35,066        (15,238)      19,828       37,290         38,851       76,141
  Federal Home Loan Bank advances..........      39,057         (2,181)      36,876       14,040          1,842       15,882
  Long-term debt...........................      12,961         (3,443)       9,518        8,090          3,822       11,912
                                               --------       --------     --------     --------       --------     --------
        Total interest expense.............     183,059        (36,288)     146,771      122,939        167,417      290,356
                                               --------       --------     --------     --------       --------     --------
        Net interest income................    $168,988       $  1,404     $170,392     $124,017       $(40,085)    $ 83,932
                                               ========       ========     ========     ========       ========     ========

PROVISION FOR LOAN LOSSES

     The provision for loan losses in 1996 was $90.0 million, compared to $61.3 million in 1995 and $45.0 million in 1994. Table 8, Allowance for Loan Losses, summarizes information concerning the allowance for loan losses for each of the five years in the period ended December 31, 1996.

     The increase in the provision for loan losses during 1996 was in response to the overall growth in the loan portfolio, and to a lesser extent, the increased level of non-performing loans and potential problem loans. During 1996 net charge-offs remained relatively low in comparison to historical averages and totaled $47.7 million, or .28% of average loans; an increase of $18.2 million from $29.5 million or .22% of average loans in 1995. Net charge-offs during 1994 were $19.8 million or .19% of average loans. At December 31, 1996, total non-performing loans increased to $84.9 million, and consisted of loans on non-accrual status of $82.8 million and restructured loans of $2.1 million. Total non-performing loans at December 31, 1995 and 1994 were $76.0 million and $52.9 million, respectively. For 1996, total non-performing loans consisted of construction loans of

$4.3 million, 1-4 family residential mortgage loans of $16.7 million, commercial real estate mortgage loans of $11.4 million, commercial, financial and agricultural loans of $46.1 million and loans to individuals of $6.4 million. Accruing loans 90 days or more past due increased $4.1 million to $40.4 million in 1996 from $36.3 million in 1995. Accruing loans 90 days or more past due were $16.6 million in 1994. The increase in loans 90 days or more past due and accruing at December 31, 1996 includes a mixture of types of loans. Management believes that the majority of these loans are past due for reasons that are likely curable by the borrowers and should result in the loans returning to current status rather than the loans being placed on non-accrual status or being restructured. Management considers portfolio growth and mix, the volume of non-performing loans, potential problem loans and delinquencies, as well as current economic conditions in determining the provision for loan losses.

NON-INTEREST INCOME

     Total non-interest income increased $46.1 million or 22% to $254.8 million in 1996. Other fee income accounted for the largest portion of the increase in non-interest income, increasing $7.1 million or 14% to $59.6 million. Other fee income in 1996 included Bank Card fees of $22.7 million, investment fees of $12.2 million, international department fees of $8.5 million and other fee income of $16.2 million.

     Service charges on deposit accounts increased $15.9 million or 17% to $109.2 million. This increase is attributable to an increased number of deposit accounts and increases in certain service charge rates.

     Income from mortgage banking operations, including servicing fees, increased $10.4 million or 33% to $42.1 million. During 1996, mortgage origination fees were approximately $22.2 million, a 63% increase from $13.6 million in 1995. Mortgage origination fees are highly sensitive to interest rates on mortgage loans and other economic conditions as well as consumer outlook. The increases in originations during 1996 reflect the reduction in mortgage interest rates in 1996 relative to 1995. Most mortgage origination fees are realized during the period the loans are originated since the majority of such loans are sold to third-party investors. Loan servicing income increased $1.8 million to $19.9 million during 1996, as total mortgage loans serviced increased to $6.0 billion on approximately 82,000 loans in 1996 from $4.8 billion on 68,500 loans in 1995.

     Trust fees increased $3.0 million or 16% to $21.9 million. Securities gains were $1.4 million in 1996 and $0.2 million in 1995. Other non-interest income increased $8.5 million or 70% to $20.6 million. Included in this increase was $7.1 million in gains on sales of loans.

     For the year ended December 31, 1995, total non-interest income increased $23.9 million or 13% over the 1994 level of $184.8 million, primarily as a result of increases in service charges on deposit accounts of $7.0 million and increased income from mortgage banking operations, which increased $3.9 million due to higher levels of loan originations in 1995 than in 1994. Other than the gains on the sales of the loans in 1996, there were no significant non-recurring non-interest income items recorded during 1996, 1995 or 1994.

NON-INTEREST INCOME (TABLE 3)

     The following table presents an analysis of non-interest income for 1996, 1995 and 1994 together with the amount and percent change from the prior year for 1996 and 1995:

                                                                        CHANGES FROM PRIOR YEAR
                                                                    --------------------------------
                                         YEAR ENDED DECEMBER 31,         1996              1995
                                         ------------------------   --------------    --------------
                                          1996     1995     1994    AMOUNT     %      AMOUNT     %
                                         ------   ------   ------   ------   -----    ------   -----
                                                                (IN MILLIONS)
Service charges on deposit accounts....  $109.2   $ 93.3   $ 86.3   $15.9     17.1%   $ 7.0      8.1%
Mortgage banking operations............    42.1     31.7     27.8    10.4     32.8      3.9     14.0
Trust fees.............................    21.9     18.9     16.9     3.0     17.0      2.0     12.3
Securities gains.......................     1.4      0.2      0.3     1.2    628.8     (0.1)   (41.5)
Bank card fees.........................    22.7     18.7     15.8     4.0     20.0      2.9     18.0
Investment fees........................    12.2      9.3     10.0     2.9     30.9     (0.7)    (7.1)
International fees.....................     8.5      8.2      6.1     0.3      3.2      2.1     35.5
Safe deposit fees......................     3.6      3.6      3.2     0.0      0.8      0.4     11.0
Collection fees........................     4.9      3.9      2.7     1.0     26.1      1.2     43.5
Business services......................     4.2      4.7      1.9    (0.5)   (10.4)     2.8    158.1
Other fees.............................     3.5      4.1      3.6    (0.6)   (14.4)     0.5     12.0
Other..................................    20.6     12.1     10.2     8.5     70.7      1.9     18.6
                                         ------   ------   ------   -----    -----    -----    -----
            Totals.....................  $254.8   $208.7   $184.8   $46.1     22.1%   $23.9     12.9%
                                         ======   ======   ======   =====    =====    =====    =====

NON-INTEREST EXPENSE

     Total non-interest expense increased $106.8 million or 20% to $643.3 million from $536.5 million in 1995. The 1996 ratio of non-interest expense to average total assets of 2.76% compared favorably to the 1995 level of 2.83%. This result is attributable to Management's commitment to continuously improve the Company's overall operating efficiency. The operating efficiency ratio improved to 56.86% in 1996 from 58.57% in 1995.

     Salaries and employee benefits accounted for the largest portion of non-interest expense and the largest portion of the increase during all three years. During 1996, salaries and employee benefits were $331.6 million, an increase of $50.1 million or 18% over 1995. This was primarily reflective of the increase in the number of full-time equivalent employees by 17% to approximately 9,100 employees at December 31, 1996. These additional employees were added in response to the growth experienced by the Company during the year, including the acquisition of other financial institutions. Net occupancy expense increased $6.0 million or 14% to $49.4 million as the number of branches increased 14% to 511 at December 31, 1996 from 447 at December 31, 1995. Equipment expense increased $6.3 million or 21% to $37.3 million in 1996 as a result of an increase of banking offices and personnel.

     During 1996, deposit insurance expense increased $3.6 million or 21% to $20.5 million as a result of a one-time assessment by the Savings Association Insurance Fund (SAIF). This legislation, which was passed on September 30, 1996, required the assessment to be calculated based on deposits insured by the SAIF. The assessment amounted to approximately $14.0 million and reduced after-tax earnings by $8.6 million. As a part of the SAIF legislation, the deposit insurance rate on SAIF insured deposits will decrease from 23 basis points to
6.44 basis points beginning October 1, 1996. Also, the insurance rate charged on Bank Insurance Fund (BIF) insured deposits will increase to 1.29 basis points through 1999. At the level of insured deposits outstanding at the time of the enacted legislation, September 30, 1996, of $16.4 billion, of which $13.1 billion were BIF insured and $3.3 billion were SAIF insured, this would result in a combined decrease of approximately $4.2 million annually as compared to rates in effect prior to the recently enacted legislation.

     All other non-interest expense items increased $40.8 million or 25% to $204.5 million for 1996, primarily as a result of growth in the general level of business throughout the Company. From 1994 to 1995, non-interest expense increased $50.5 million or 10% primarily as a result of increased salaries and benefits, and other operating expenses, reflecting the growth experienced by the Company during 1995. Other than the SAIF assessment in 1996, there were no other significant non-recurring non-interest expense items recorded during any of the three years in the period ended December 31, 1996.

NON-INTEREST EXPENSE (TABLE 4)

     The following table presents an analysis of non-interest expense for 1996, 1995 and 1994 together with the amount and percent change from the prior year for 1996 and 1995:

                                                                        CHANGE FROM PRIOR YEAR
                                                                    -------------------------------
                                        YEAR ENDED DECEMBER 31,         1996              1995
                                        ------------------------    -------------    --------------
                                         1996     1995     1994     AMOUNT    %      AMOUNT     %
                                        ------   ------   ------    ------   ----    ------   -----
                                                               (IN MILLIONS)
Salaries and employee benefits........  $331.6   $281.5   $257.6    $ 50.1   17.8%   $23.9      9.3%
Net occupancy expense.................    49.4     43.4     40.3       6.0   13.7      3.1      7.8
Equipment expense.....................    37.3     31.0     27.9       6.3   20.7      3.1     10.9
Professional services.................    45.6     34.8     27.2      10.8   31.1      7.6     27.7
Deposit insurance.....................    20.5     16.9     25.7       3.6   21.1     (8.8)   (34.4)
Communications........................    30.8     25.2     22.1       5.6   22.4      3.1     13.7
Business development..................    23.2     21.2     16.1       2.0    9.3      5.1     31.9
Supplies..............................    17.2     12.0     10.2       5.2   43.1      1.8     17.6
Other insurance.......................    15.2     11.8     10.2       3.4   28.6      1.6     15.6
Data processing.......................     7.7      6.3      6.9       1.4   21.9     (0.6)    (8.2)
Other.................................    64.8     52.4     41.8      12.4   23.2     10.6     25.4
                                        ------   ------   ------    ------   ----    -----    -----
          Totals......................  $643.3   $536.5   $486.0    $106.8   19.9%   $50.5     10.4%
                                        ======   ======   ======    ======   ====    =====    =====

INCOME TAXES

     Income tax expense increased $27.8 million or 26% to $132.8 million for the year ended December 31, 1996, resulting in an effective tax rate of 34% compared to 35% and 34% in 1995 and 1994, respectively. The statutory federal tax rate was 35% during all three years.

     A reconciliation of the differences between income tax expense and income taxes calculated by applying the applicable statutory federal tax rates is provided in Note M of the Consolidated Financial Statements. The largest component of this difference during all three years is attributable to tax-exempt interest income.

BALANCE SHEET SUMMARY

     Total assets at December 31, 1996, were $26.2 billion, representing an increase of 26% over the 1995 level of $20.8 billion. Of the total asset growth in 1996, 68% was internally generated. Average total assets increased 23% to $23.3 billion during 1996 from $19.0 billion in 1995. As of December 31, 1996, the five-year compound growth rate in total assets was 21%.

     During 1996, the Company consummated ten business combinations in which the Company acquired additional assets of $1,744.9 million, including loans of $1,358.5 million and deposits assumed of $1,417.9 million. During 1995, the Company acquired $713.0 million in assets, including $181.5 million in loans and deposits assumed of $674.9 million. Note B, "Business Combinations," of the Consolidated Financial Statements, included elsewhere in this report, provides additional information regarding business combinations. In the normal course of business, the Company regularly investigates acquisition and expansion opportunities, and expects this process will continue.

     Average earning assets during 1996 were $21.8 billion up $4.2 billion or 24% from 1995. Average earning assets were 93.5% and 92.8% of average total assets in 1996 and 1995, respectively.

     Average interest-bearing liabilities were $19.0 billion in 1996 and $15.4 billion in 1995, and accounted for 81.7% and 81.2% of average liabilities and stockholders' equity in 1996 and 1995, respectively.

     Table 1, Average Balances and Interest Rates, includes average balances of assets and liabilities and stockholders' equity, and the rates earned/paid on major categories of earning assets and interest-bearing liabilities for each of the three years in the period ended December 31, 1996.

LOANS

     Loans comprise the major portion of earning assets of the Company, accounting for 78% and 76% of average earning assets in 1996 and 1995, respectively. At December 31, 1996, loans, net of unearned income, totaled $19,331.1 million, up 32% from the December 31, 1995 level of $14,655.1 million. Of the total increase of $4,676.0 million from 1995 to 1996, $1,358.5 million represent loans obtained in acquisitions. This represents an internal growth rate for loans of 23% for 1996.

     Demand for all types of loans was strong during 1996. The largest portion of the increase in total loans was attributable to an increase in commercial, financial and agricultural loans, which increased $881.6 million, $79.5 million of which was acquired, to $6,847.5 million or 35.2% of total loans at December 31, 1996.

     Commercial real estate mortgage loans increased $744.2 million or 33% to $3,008.9 million or 15.5% of total loans at December 31, 1996. Of the $744.2 million increase, $250.5 million was acquired and the remaining $493.7 million was internally generated growth. Commercial real estate loans represent the Company's largest credit concentration.

     Real estate construction loans increased $684.8 million or 55% to $1,930.6 million or 9.9% of total loans at December 31, 1996, from $1,245.8 million or 8.4% of total loans at December 31, 1995. This increase included $69.9 million of acquired real estate construction loans. At December 31, 1996 construction loans included approximately $741.3 million in loans on residential properties, loans on income producing commercial real estate totaling $767.8 million, and $421.5 million of loans secured by owner occupied real estate.

     Residential real estate mortgage loans increased $1,466.2 million or 46% to $4,687.5 million or 24.0% of total loans in 1996 compared to $3,221.3 million or 21.8% of loans in 1995. Approximately 56% of the total increase in these loans during 1996 was obtained through acquisitions.

     Loans to individuals at December 31, 1996 were $2,992.1 million, up $932.8 million from December 31, 1995. Loans to individuals accounted for 15.4% and 14.0% of total loans at year-end 1996 and 1995, respectively.

     Unearned income at December 31, 1996 was $135.5 million, up $33.6 million from the December 31, 1995 level of $101.9 million.

LOAN PORTFOLIO (TABLE 5)

     The following table presents loans by type and percent of total at the end of each of the last five years.

                                                                         DECEMBER 31,
                                -----------------------------------------------------------------------------------------------
                                      1996                1995                1994                1993               1992
                                -----------------   -----------------   -----------------   ----------------   ----------------
                                 AMOUNT       %      AMOUNT       %      AMOUNT       %      AMOUNT      %      AMOUNT      %
                                ---------   -----   ---------   -----   ---------   -----   --------   -----   --------   -----
                                                                         (IN MILLIONS)
Commercial, financial and
  agricultural................  $ 6,847.5    35.2%  $ 5,965.9    40.4%  $ 5,058.4    41.4%  $4,094.4    43.0%  $3,475.9    45.6%
Real estate construction......    1,930.6     9.9     1,245.8     8.4       675.2     5.5      448.6     4.7      332.5     4.4
Commercial real estate
  mortgage....................    3,008.9    15.5     2,264.7    15.4     1,776.1    14.6    1,314.2    13.8      928.7    12.2
Residential real estate
  mortgage....................    4,687.5    24.0     3,221.3    21.8     2,960.0    24.2    2,322.1    24.4    1,736.6    22.8
Loans to individuals..........    2,992.1    15.4     2,059.3    14.0     1,745.9    14.3    1,347.7    14.1    1,151.2    15.0
                                ---------   -----   ---------   -----   ---------   -----   --------   -----   --------   -----
                                 19,466.6   100.0    14,757.0   100.0    12,215.6   100.0    9,527.0   100.0    7,624.9   100.0
                                            =====               =====               =====              =====              =====
  Unearned income.............     (135.5)             (101.9)              (93.7)             (78.7)             (78.3)
                                ---------           ---------           ---------           --------           --------
Loans, net of unearned
  income......................   19,331.1            14,655.1            12,121.9            9,448.3            7,546.6
  Allowance for loan losses...     (269.9)             (206.6)             (171.7)            (135.2)            (103.8)
                                ---------           ---------           ---------           --------           --------
        Net Loans.............  $19,061.2           $14,448.5           $11,950.2           $9,313.1           $7,442.8
                                =========           =========           =========           ========           ========

     As of December 31, 1996, contractual maturities of loans in the indicated classifications and sensitivity to changes in interest rates on certain of these loans were as follows:

                                                                                                     LOANS MATURING AFTER
                                                                                                           ONE YEAR
                                                                   MATURITIES                     --------------------------
                                                 ----------------------------------------------   PREDETERMINED   ADJUSTABLE
                                                 ONE YEAR     ONE TO        OVER                    INTEREST       INTEREST
                                                 OR LESS    FIVE YEARS   FIVE YEARS    TOTALS         RATE           RATE
                                                 --------   ----------   ----------   ---------   -------------   ----------
                                                                                (IN MILLIONS)
Real estate -- construction....................  $1,058.3    $  579.8     $  292.5    $ 1,930.6     $  342.1       $  530.2
Real estate -- commercial mortgage.............   1,252.3     1,141.7        614.9      3,008.9        928.2          828.4
Real estate -- residential mortgage............   1,075.6       579.2      3,032.7      4,687.5      1,500.9        2,111.0
Loans to individuals...........................     314.6     1,892.4        785.1      2,992.1      2,635.1           42.4
Lease financing................................      50.2         8.9         55.1        114.2         64.0            0.0
Commercial, financial, agricultural and
  other........................................   3,116.4     2,403.6      1,213.3      6,733.3      1,840.2        1,776.7
                                                 --------    --------     --------    ---------     --------       --------
        Total loans............................  $6,867.4    $6,605.6     $5,993.6    $19,466.6     $7,310.5       $5,288.7
                                                 ========    ========     ========    =========     ========       ========
Unearned income................................                                           135.5
                                                                                      ---------
Loans net of unearned income...................                                       $19,331.1
                                                                                      =========

NON-PERFORMING ASSETS

     Non-performing assets at December 31, 1996 were $139.0 million or .72% of net loans, plus other real estate owned ("OREO"). This represents an increase of $16.9 million from the December 31, 1995 level of $122.1 million or .83% of net loans, plus OREO. At December 31, 1996, total non-performing assets included $82.8 million in loans on non-accrual status, $2.1 million in restructured loans, $43.9 million in OREO, and $10.2 million of other repossessed assets. During 1996, the total OREO obtained through acquisitions was $5.1 million.

     Total non-performing loans, consisting of loans on non-accrual status and restructured loans, included real estate construction loans of $4.3 million, commercial real estate mortgage loans of $11.4 million, residential real estate mortgage loans of $16.7 million, commercial, financial and agricultural loans of $46.1 million, and loans to individuals of $6.4 million. Combined non-performing real estate loans and properties taken in foreclosure of real estate loans totaled $64.0 million at December 31, 1996. This represented 46% of total non-performing assets as compared to $75.7 million or 62% at December 31, 1995.

     Loans 90 days past due and accruing were $40.4 million at December 31, 1996, compared to $36.3 million at December 31, 1995.

     In the opinion of Management, the increases in non-performing assets and loans 90 days or more past due and accruing during 1996 is not the result of trends in economic conditions that are likely to affect overall credit quality or loan charge-offs over the foreseeable future.

     In addition to loans on non-performing status at December 31, 1996, the Company had loans of approximately $35.1 million for which Management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, which may result in the loan repayment terms being restructured, and/or the loans going on non-performing status. Such loans are continuously reviewed by Management, and their classification may be changed if conditions warrant. At December 31, 1995, potential problem loans totaled $32.2 million.

NON-PERFORMING ASSETS (TABLE 6)

     The following table summarizes the Company's non-performing assets and accruing loans 90 days or more past due as of December 31 for the last five years.

                                             1996                  1995                  1994                  1993
                                      -------------------   -------------------   -------------------   -------------------
                                                                          (IN MILLIONS)
Non-accrual loans...................        $  82.8               $  73.1               $  50.8               $  58.6
Restructured loans..................            2.1                   2.9                   2.1                   8.8
                                            -------               -------               -------               -------
          Total non-performing
            loans...................           84.9                  76.0                  52.9                  67.4
Other real estate owned.............           54.1                  46.1                  49.8                  45.7
                                            -------               -------               -------               -------
          Total non-performing
            assets..................          139.0                 122.1                 102.7                 113.1
Accruing loans 90 days or more past
  due...............................        $  40.4               $  36.3               $  16.6               $  13.2
                                            -------               -------               -------               -------
          Total non-performing
            assets and accruing
            loans 90 days or more
            past due................        $ 179.4               $ 158.4               $ 119.3               $ 126.3
                                            =======               =======               =======               =======
Provision for loan losses...........        $  90.0               $  61.3               $  45.0               $  45.0
Net charge-offs.....................           47.7                  29.5                  19.8                  24.6
Ratios:
For the Period Ended:
  Net charge-offs as a % of average
     net loans......................           0.28%                 0.22%                 0.19%                 0.29%
  Provision for loan losses as a %
     of net charge-offs.............         188.89                207.95                227.46                182.95
Period End:
  Allowance as a % of net loans.....           1.40                  1.41                  1.42                  1.43
  Allowance as a % of non-performing
     loans..........................         317.57                271.88                324.55                200.70
  Allowance as a % of non-performing
     assets.........................         194.06                169.27                167.17                119.59
  Allowance as a % of non-performing
     assets and accruing loans 90
     days or more past due..........         150.39                130.43                143.89                107.06
  Non-performing loans as a % of net
     loans..........................           0.44                  0.52                  0.44                  0.71
  Non-performing assets as a % of
     loans net of unearned income
     plus OREO......................           0.72                  0.83                  0.84                  1.19
  Non-performing assets and accruing
     loans 90 days or more past due
     as a % of loans net of unearned
     income plus OREO...............           0.93                  1.08                  0.98                  1.33

                                           1992
                                      ---------------

Non-accrual loans...................      $  71.6
Restructured loans..................          0.7
                                          -------
          Total non-performing
            loans...................         72.3
Other real estate owned.............         56.5
                                          -------
          Total non-performing
            assets..................        128.8
Accruing loans 90 days or more past
  due...............................      $  11.1
                                          -------
          Total non-performing
            assets and accruing
            loans 90 days or more
            past due................      $ 139.9
                                          =======
Provision for loan losses...........      $  43.3
Net charge-offs.....................         31.5
Ratios:
For the Period Ended:
  Net charge-offs as a % of average
     net loans......................         0.49%
  Provision for loan losses as a %
     of net charge-offs.............       137.31
Period End:
  Allowance as a % of net loans.....         1.38
  Allowance as a % of non-performing
     loans..........................       143.35
  Allowance as a % of non-performing
     assets.........................        80.54
  Allowance as a % of non-performing
     assets and accruing loans 90
     days or more past due..........        74.14
  Non-performing loans as a % of net
     loans..........................         0.96
  Non-performing assets as a % of
     loans net of unearned income
     plus OREO......................         1.69
  Non-performing assets and accruing
     loans 90 days or more past due
     as a % of loans net of unearned
     income plus OREO...............         1.84

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses increased $63.3 million to $269.9 million at December 31, 1996. As a percentage of net loans, the Company maintained the allowance for loan losses at 1.40%, virtually consistent with the previous year allowance of $206.6 million or 1.41% of net loans. At year-end 1996, the allowance for loan losses was 318% of total non-performing loans compared to 272% at the end of 1995. During 1996, the provision for loan losses added $90.0 million to the allowance for loan losses and net charge-offs reduced the allowance for loan losses by $47.6 million. Existing allowances for loan losses of acquired institutions totaled $20.9 million and also augmented the total allowance. The allowance for loan losses is established to cover losses inherent in the portfolio. As asset quality and economic conditions change, the allowance for loan losses will be increased or decreased accordingly.

     Net charge-offs during 1996 totaled $47.6 million or .28% of average net loans, an increase of $18.1 million from $29.5 million or .22% of net loans during 1995. During 1996, total loans charged-off were $61.3 million and total recoveries of previously charged-off loans were $13.7 million. Net charge-offs by major category during 1996 were commercial, financial and agricultural loans of $24.1 million, commercial real estate mortgage loans of $0.9 million, loans to individuals of $21.3 million, and residential real estate mortgage loans of $1.3 million. In maintaining the allowance level, Management has taken into consideration present economic trends and conditions, portfolio growth, the level of risk in the portfolio, the level of potential problem loans, and delinquencies. While the allowance is established to cover losses inherent in the portfolio as a whole, the Company allocates its allowance to the individual loan classifications to assist in the analysis of the allowance. This allocation is presented in Table 7. Management considers the allowance for loan losses to be adequate.

ALLOWANCE FOR LOAN LOSSES (TABLE 7)

     The following table summarizes information concerning the allowance for loan losses:

                                                          YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------
                                            1996        1995        1994        1993       1992
                                          ---------   ---------   ---------   --------   --------
                                                               (IN MILLIONS)
Loans outstanding at year end, net of
  unearned income.......................  $19,331.1   $14,655.1   $12,121.9   $9,448.3   $7,546.6
                                          =========   =========   =========   ========   ========
Average loans outstanding, net of
  unearned income.......................  $16,885.4   $13,326.1   $10,606.6   $8,422.0   $6,466.7
                                          =========   =========   =========   ========   ========
(In Thousands)
Balance beginning of year...............  $ 206,638   $ 171,692   $ 135,233   $103,770   $ 80,393
Loans charged-off:
  Commercial, financial and
     agricultural.......................     27,600      10,753       9,773     14,830     15,902
  Real estate construction..............         38         160         582        657        603
  Commercial real estate mortgage.......      2,234       4,543       2,256        884      1,212
  Residential real estate mortgage......      1,598       2,351       1,581      2,545      1,402
  Loans to individuals..................     29,871      23,328      15,594     17,704     20,943
                                          ---------   ---------   ---------   --------   --------
          Total charge-offs.............     61,341      41,135      29,786     36,620     40,062
                                          ---------   ---------   ---------   --------   --------
Recoveries of loans previously
  charged-off:
  Commercial, financial and
     agricultural.......................      3,502       3,176       2,617      4,317      3,025
  Real estate construction..............         39          10          70        260         22
  Commercial real estate mortgage.......      1,326       2,584         517        278         92
  Residential real estate mortgage......        270         332         446        367        235
  Loans to individuals..................      8,544       5,561       6,360      6,783      5,150
                                          ---------   ---------   ---------   --------   --------
          Total recoveries..............     13,681      11,663      10,010     12,005      8,524
                                          ---------   ---------   ---------   --------   --------
Net loans charged-off...................     47,660      29,472      19,776     24,615     31,538
Additions to allowance charged to
  expense...............................     90,027      61,286      44,984     45,032     43,305
Subsidiaries allowance at date of
  purchase..............................     20,858       3,132      11,251     11,046     11,610
                                          ---------   ---------   ---------   --------   --------
Allowance for loan losses, end of year:
  Commercial, financial and
     agricultural.......................     90,258      67,206      58,186     56,515     32,281
  Real estate construction..............     24,844      15,883      11,405      4,786     12,062
  Commercial real estate mortgage.......     26,925      24,874      44,065     24,551      7,664
  Residential real estate mortgage......     47,057      24,071      20,010     14,032     12,972
  Loans to individuals..................     50,667      45,200      26,240     15,565     29,071
  Unallocated portion of reserve........     30,112      29,404      11,786     19,784      9,720
                                          ---------   ---------   ---------   --------   --------
          Balance end of year...........  $ 269,863   $ 206,638   $ 171,692   $135,233   $103,770
                                          =========   =========   =========   ========   ========
Ratios:
  End-of-year allowance to net loans
     outstanding........................       1.40%       1.41%       1.42%      1.43%      1.38%
  Net loans charged-off to net average
     loans..............................       0.28        0.22        0.19       0.29       0.49
  Provision for loan losses to net
     charge-offs........................     188.89      207.95      227.46     182.95     137.31
  Provision for loan losses to net
     average loans......................       0.53        0.46        0.42       0.53       0.67
  End-of-year allowance to net average
     loans..............................       1.60        1.55        1.62       1.61       1.60

    See Note A to Consolidated Financial Statements for discussion of the determination of the provision for loan losses.

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

     At December 31, 1996, total securities were $4,815.6 million. Investment securities amounted to $1,956.6 million and securities classified as available for sale amounted to $2,859.0 million.

     Investment securities increased 23% from the year-end 1995 level to $1,956.6 million, and included U.S. Treasury securities of $5.8 million, U.S. Government agency securities of $1,237.7 million, Collateralized mortgage obligations ("CMO's") and mortgage backed securities of $444.3 million, State, obligations of states and political subdivisions of $211.7 million and other securities of $57.1 million.

     Securities available for sale included U.S. Treasury securities of $301.9 million, U.S. Government agency securities of $834.5 million, CMO's and mortgage backed securities of $1,525.1 million, obligations of states and political subdivisions $5.3 million and other securities of $192.2 million.

     At December 31, 1996, the Company's investment portfolio included approximately 1,969.4 million in CMO's and other mortgage backed securities. Approximately 68% of this amount were securities with floating interest rates, and 32% were fixed interest rate securities. CMO's and mortgage backed securities present some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of low interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages.

     The Company's investment in structured notes and derivative investment securities is nominal and would not have a significant effect on the Company's net interest margin.

     At December 31, 1996, the fair value of investment securities exceeded the amortized cost by $22.5 million, compared to an unrealized gain of $33.5 million at December 31, 1995. For securities available for sale, the amortized cost exceeded the fair value by $12.0 million, resulting in an after-tax adjustment to stockholders' equity of $7.5 million. This unrealized loss, which management believes is temporary, compares to a net of tax unrealized loss of $9.6 million at December 31, 1995. The increase in fair values relative to amortized cost is attributable to decreasing interest rates in the bond market from the prevailing rates in the previous year.

     At December 31, 1996, the gross unrealized gains for the entire securities portfolio were $46.8 million and gross unrealized losses were $36.3 million. During 1996, proceeds from sales of securities available for sale were $345.2 million and resulted in gross gains of $2.0 million and gross losses of $0.6 million. The gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on future income, liquidity or capital resource trends.

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE (TABLE 8)

     The following table provides an analysis of amortized cost and estimated fair value of investment securities and securities available for sale as well as their maturities and year-end yields at December 31, 1996.

                                                                        DECEMBER 31, 1996
                                                -----------------------------------------------------------------
                                                     INVESTMENT SECURITIES         SECURITIES AVAILABLE FOR SALE
                                                -------------------------------   -------------------------------
                                                AMORTIZED     FAIR     YEAR-END   AMORTIZED     FAIR     YEAR-END
                                                  COST       VALUE      YIELD       COST       VALUE      YIELD
                                                ---------   --------   --------   ---------   --------   --------
                                                                      (DOLLARS IN MILLIONS)
U.S. Treasury:
  Within one year.............................  $    5.0    $    5.0     5.27%    $  149.9    $  150.4     6.29%
  One to five years...........................       0.8         0.7     4.98        151.5       151.5     5.97
  Five to 10 years............................       0.0         0.0     0.00          0.0         0.0     0.00
  More than 10 years..........................       0.0         0.0     0.00          0.0         0.0     0.00
                                                --------    --------    -----     --------    --------    -----
         Totals...............................       5.8         5.7     5.23        301.4       301.9     6.13
                                                --------    --------    -----     --------    --------    -----
U.S. Government agencies:
  Within one year.............................       2.8         2.8     5.01         25.0        25.1     6.70
  One to five years...........................     459.6       460.3     6.10        664.3       663.8     6.43
  Five to 10 years............................     774.8       774.7     6.91        146.0       145.6     6.86
  More than 10 years..........................       0.5         0.4     3.57          0.0         0.0     0.00
                                                --------    --------    -----     --------    --------    -----
         Totals...............................   1,237.7     1,238.2     6.60        835.3       834.5     6.51
                                                --------    --------    -----     --------    --------    -----
Collateralized Mortgage Obligations and
  Mortgage backed securities:
  Within one year.............................       3.7         3.8     8.51          8.2         8.1     6.21
  One to five years...........................     118.9       121.6     7.57        217.9       218.4     6.65
  Five to 10 years............................     175.3       179.0     7.55        442.5       436.9     6.26
  More than 10 years..........................     146.4       149.9     7.66        869.7       861.7     6.24
                                                --------    --------    -----     --------    --------    -----
         Totals...............................     444.3       454.3     7.60      1,538.3     1,525.1     6.30
                                                --------    --------    -----     --------    --------    -----
States and political subdivisions:
  Within one year.............................      37.9        38.7    11.35          1.2         1.2     9.90
  One to five years...........................      66.1        68.9    10.65          2.4         2.5     8.89
  Five to 10 years............................      45.2        46.9    10.32          1.5         1.5     8.24
  More than 10 years..........................      62.5        67.7    11.29          0.1         0.1       --
                                                --------    --------    -----     --------    --------    -----
         Totals...............................     211.7       222.2    10.89          5.2         5.3     7.64
                                                --------    --------    -----     --------    --------    -----
Other securities:
  Within one year.............................      25.9        25.9     5.55         16.2        18.9     7.99
  One to five years...........................      25.4        25.5     5.89          0.8         0.8     5.15
  Five to 10 years............................       5.8         7.3    11.12          0.5         0.6    11.30
  More than 10 years..........................       0.0         0.0     0.00        173.3       171.9     7.16
                                                --------    --------    -----     --------    --------    -----
         Totals...............................      57.1        58.7     6.31        190.8       192.2     7.24
                                                --------    --------    -----     --------    --------    -----
Total:
  Within one year.............................      75.3        76.2     8.58        200.5       203.7     6.52
  One to five years...........................     670.8       677.0     6.80      1,036.9     1,037.0     6.41
  Five to 10 years............................   1,001.1     1,007.9     7.20        590.5       584.6     6.42
  More than 10 years..........................     209.4       218.0     8.73      1,043.1     1,033.7     6.39
                                                --------    --------    -----     --------    --------    -----
         Totals...............................  $1,956.6    $1,979.1     7.28%    $2,871.0    $2,859.0     6.41%
                                                ========    ========    =====     ========    ========    =====

SHORT-TERM INVESTMENTS

     At December 31, 1996, total short-term investments were $225.5 million; a decrease of $130.6 million from the $356.1 million level at year-end 1995. At year-end 1996, short-term investments included $12.0 million in federal funds sold, $0.2 million in securities purchased under agreements to resell, $4.2 million in interest-bearing deposits with other banks, and assets held for sale of $209.1 million. Assets held for sale consisted of $191.3 million in mortgage loans in the process of being securitized and sold to third party investors, and the remainder are investment securities held for trading purposes which primarily represented inventory at the Company's brokerage subsidiary. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value.

     The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position, in determining desired balances of short-term investments and alternative uses of such funds.

FUNDING

     The Company's funding sources can be divided into four broad categories: deposits, short-term borrowings, Federal Home Loan Bank advances and long-term borrowings.

     Total borrowed funds at December 31, 1996 were $24.1 billion, up 27% from the 1995 level of $19.0 billion.

     Deposits are the Company's primary source of funding. At December 31, 1996, total deposits were $17,305.5 million, up $2,730.4 million or 19% from the 1995 level of $14,575.1 million. During 1996, the Company acquired deposits of financial institutions totaling approximately $1,417.9 million.

     The largest portion of the increase in total deposits was an increase in consumer time and savings deposits of $2,044.7 million or 20% to $12,373.9 million. Other time deposits, consisting of time deposits of $100,000 and over, increased $377.3 million or 19% to $2,351.2 million. Non-interest-bearing demand deposits increased $308.4 million or 14% to $2,580.4 million. Non-interest-bearing demand deposits accounted for 14.9% and 15.6% of total deposits at December 31, 1996 and 1995, respectively.

     Core deposits are defined as demand deposits and time deposits less than $100,000. At December 31, 1996, core deposits totaled $14,954.3 million or 86.4% of total deposits, compared to $12,601.2 million or 86.5% of total deposits at December 31, 1995.

DEPOSITS (TABLE 9)

     The average daily balance of deposits and rates paid on such deposits are summarized for the periods indicated in the following table.

                                                               YEAR ENDED DECEMBER 31
                                               ------------------------------------------------------
                                                     1996               1995               1994
                                               ----------------   ----------------   ----------------
                                                AMOUNT     RATE    AMOUNT     RATE    AMOUNT     RATE
                                               ---------   ----   ---------   ----   ---------   ----
                                                                   (IN MILLIONS)
Demand deposits:
  Non-interest-bearing.......................  $ 2,270.5          $ 2,023.3          $ 1,849.2
  Interest-bearing...........................      567.8   3.92%    1,556.7   2.66%    1,467.5   2.12%
Savings deposits.............................    1,015.3   2.71       806.9   2.67       779.8   2.42
Time deposits................................   12,024.4   4.95     9,225.3   5.43     7,805.5   4.20
                                               ---------          ---------          ---------
          Totals.............................  $15,878.0          $13,612.2          $11,902.0
                                               =========          =========          =========

     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1996, are summarized as follows:

                                                               TIME        OTHER
                                                           CERTIFICATES     TIME
                                                            OF DEPOSIT    DEPOSITS    TOTAL
                                                           ------------   --------   --------
                                                                     (IN MILLIONS)
Within three months......................................    $1,034.5      $ 52.1    $1,086.6
After three through six months...........................       337.8        88.8       426.6
After six through 12 months..............................       298.4           0       298.4
After 12 months..........................................       539.6           0       539.6
                                                             --------      ------    --------
  Totals.................................................    $2,210.3      $140.9    $2,351.2
                                                             ========      ======    ========

     Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and miscellaneous other borrowed funds.

     Short-term borrowings have become an increasingly used funding source by the Company. Access to alternative short-term funding sources allows the Company to meet its liquidity needs without relying solely on increasing deposits on a short-term basis, which could have the effect of increasing deposit rates on a substantial portion of the deposit base to obtain an incremental level of funding. Total short-term borrowings increased $863.6 million, or 27%, to $4,071.0 million at December 31, 1996 from $3,207.4 million at December 31, 1995. At December 31, 1996, total short-term borrowings included federal funds purchased of $2,262.8 million, securities sold under agreements to repurchase of $943.1 million, and other borrowed funds of $865.1 million, including $690.0 million in short-term bank notes payable, $20.2 million in short-term Federal Home Loan Bank advances, and other short-term borrowings of $154.9 million.

     At year-end 1996, total short-term borrowings were 16.9% of total funding compared to 16.9% at December 31, 1995.

     Note I, to the consolidated financial statements includes additional information relating to outstanding balances and rates of short-term borrowings.

     The Company uses Federal Home Loan Bank (FHLB) advances as an alternative to increasing its liability in certificates of deposits or other deposit programs with similar maturities.

     FHLB advances totaled $1,744.2 million at December 31, 1996, up $1,092.3 million from last years level of $651.9 million. Of the 1,744.2 million outstanding at year-end 1996, $1,518.9 million have remaining maturities of less than five years, substantially all of the remaining $225.3 million have remaining maturities through 2006. Note I to the Consolidated Financial Statements includes additional information relating to outstanding balances and rates of short-term borrowings.

     Long-term debt is used to provide funds to finance long-term assets, and is an integral element of the Company's supplemental regulatory capital. Long-term debts consists primarily of subordinated notes and debentures. Long-term debt at December 31, 1996 totaled 983.2 million compared to $535.4 million at December 31, 1995. During 1996, the Company increased long-term borrowings by $450.1 million, including $200.0 million of subordinated notes which mature in 2008, $250.0 million of Bank Notes which mature $150.0 million in 1998 and $100.0 in 2006, and $0.1 million of other debt that matures in 2001. Long-term debt obtained through acquisitions totaled $1.7 million. Repayments of long-term debt during 1996 totaled $4.0 million. Note J -- Long-term Debt, of the Consolidated Financial Statements, included elsewhere in this report, provides details of long-term debt issues, scheduled maturities, and other terms of the debt agreements.

     At December 31, 1996, the Company's long-term debt to equity ratio was 43.5% compared to 38.5% at December 31, 1995.

     Scheduled maturities of long-term debt are not expected to have a significant impact on the Company's liquidity. There are no plans at present to repay any significant amounts of outstanding indebtedness prior to the scheduled maturity.

LIQUIDITY

     Liquidity refers to the ability of the Company to meet its cash-flow requirements in the normal course of business. The Company may achieve its desired liquidity objectives from management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other earning assets, the possible sale of securities available for sale and the ability to securitize certain types of loans, provide sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposits, the maturity structure of liabilities, and the accessibility to market sources of funds.

     Net cash provided through operating activities during 1996 of $321.2 million included net income of $254.7 million, adjusted for the provision for loan losses of $90.0 million and other non-cash charges to income, primarily depreciation of fixed assets and amortization of intangible assets. The Consolidated Statements of Cash Flows included elsewhere in this report provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 1996.

     Table 5, Loan Portfolio, included elsewhere in this report, shows scheduled loan maturities as of December 31, 1996. Approximately 35% of total loans mature within one year. Of the $12,599.2 million maturing after one year, $5,288.7 million or 42% had adjustable interest rates. Repayments of loans and scheduled loan maturities represent a substantial source of liquidity.

     The Company has $2,859.0 million in securities designated as available for sale. Though management has no present plans to dispose of the securities available for sale, such securities do represent saleable assets to meet liquidity needs. Table 8, Investment Securities and Securities Available for Sale, included elsewhere in this report, shows the maturity distribution of the Corporation's securities portfolio by major category. At December 31, 1996, securities classified as investment securities included $75.3 million or 4% of the portfolio which had maturities of one year or less, and $670.8 million or 34% that mature within one to five years. Note D of the Consolidated Financial statements includes an analysis of the amortized cost and fair values of the securities portfolio by contractual maturity, and an analysis of gross unrealized gains and gross unrealized losses in the securities portfolio at December 31, 1996 by major category. For investment securities, gross unrealized gains at December 31, 1996 were $31.1 million and gross unrealized losses were $8.6 million.

     Core deposits, defined as total deposits less time deposits of $100,000 and over, constitute the Company's primary source of funding. Significant growth in core deposits, $2,353.1 million or 19% in 1996, provides a great deal of liquidity. Table 9, Deposits, included elsewhere in the report, details average balances of deposits by type, the weighted average rate paid by type, and a maturity distribution of deposits of $100,000 or more.

     Short-term funds secured from external sources include federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds. Average short-term borrowings during 1996 were $3,636.7 million, and average short-term investments were $342.0 million, resulting in an average short-term borrowing position of $3,294.7 million in 1996.

     The primary source of funds available to SouthTrust Corporation, the parent Company, is payment of dividends from its subsidiaries. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 1996, $412.6 million of the net assets of subsidiaries were available for payment as dividends without prior regulatory approval. Substantially all other net assets were restricted as to payments to the Parent Company.

     No trends in the sources or uses of cash by the Company are expected to have an impact on the Company's liquidity position. The Company believes that the level of liquidity is sufficient to meet current and future liquidity requirements.

INTEREST RATE RISK MANAGEMENT

     SouthTrust's asset/liability strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. To achieve this, the Company uses various modeling techniques to simulate interest rate stress on interest earning assets and interest-bearing liabilities that will reprice during the next year. Important elements of these modeling techniques include -- the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Table 12 presents the balance sheet structure at December 31, 1996.

     In conjunction with the Company's asset liability management strategies, the Company utilizes interest rate swap agreements ("Swaps") to hedge certain longer-term liabilities, converting the effective rate paid on the hedged liabilities to a floating rate from a fixed rate. All Swaps employed by the Company represent end-user activities designed as hedges and, accordingly, fluctuations in the fair values of such contracts are not included in the results of operations.

     During 1996, the average notional amount of Swaps outstanding was $790.4 million; the average rate received under the contracts was 6.68% and the average rate paid was 5.56% resulting in a reduction in interest expense of $8.9 million. During 1995, the average notional outstanding amount was $697.4 million and the average rates received and paid were 6.60% and 6.03%, respectively and reduced interest expense by $4.0 million.

     The Company has also terminated one Swap agreement prior to the contractual maturity. Since the Swap was designed as a hedge, the gain realized on the termination of this contract has been deferred and is amortized to reduce interest expense over the remaining life of the hedged liabilities. At December 31, 1996 and 1995 the remaining deferred gain related to such termination was $0.6 million and $2.2 million, respectively. The effect of amortization of the remaining deferred gain reduces interest expense by approximately $0.6 million in 1997.

     From time to time, the Company utilizes interest rate options to hedge mortgage loans held for sale. During 1996 the effect on net income from use of options was insignificant. At December 31, 1996, there were no option contracts outstanding.

     The Company received a $4.6 million payment during 1996 from a Swap counterparty in consideration of modifying the fixed rate paid on the Swap. Recognition of this payment as a reduction of interest expense has been deferred over the remaining life of the Swap. Interest expense was reduced by $0.1 million in 1996 and will be reduced by approximately $0.6 million in each year through 2003 and $0.3 million in 2004.

     At December 31, 1996, the contractual maturities of Swaps were as follows:

INTEREST RATE SENSITIVITY ANALYSIS (TABLE 10)

                                                               DECEMBER 31, 1996
                              -----------------------------------------------------------------------------------
                                0-30        31-90      91-180      181-365     OVER 1     NONINTEREST
                                DAYS        DAYS        DAYS        DAYS        YEAR       SENSITIVE      TOTAL
                              ---------   ---------   ---------   ---------   ---------   -----------   ---------
                                                                 (IN MILLIONS)
Variable-rate commercial and
  real estate loans.........  $ 6,013.7   $   638.7   $   308.7   $   621.1   $   744.9    $    0.0     $ 8,327.1
Fixed-rate commercial and
  real estate loans.........      443.9       320.4       467.3       715.1     5,253.9         0.0       7,200.6
Loans to individuals........    1,115.4       172.0       258.0       516.0     1,735.2         0.0       3,796.6
                              ---------   ---------   ---------   ---------   ---------    --------     ---------
         Total Loans........    7,573.0     1,131.1     1,034.0     1,852.2     7,734.0         0.0      19,324.3
Securities..................    1,201.0       592.1       149.3       372.3     2,502.1         0.0       4,816.8
Other earning assets........      104.2       127.1         0.0         0.0         0.0         0.0         231.3
                              ---------   ---------   ---------   ---------   ---------    --------     ---------
         Total earning
           assets...........    8,878.2     1,850.3     1,183.3     2,224.5    10,236.1         0.0      24,372.4
Other assets................        0.0         0.0         0.0         0.0         0.0     2,120.7       2,120.7
Less: Allowance for loan
  losses....................        0.0         0.0         0.0         0.0         0.0      (269.9)       (269.9)
                              ---------   ---------   ---------   ---------   ---------    --------     ---------
         Total Assets.......  $ 8,878.2   $ 1,850.3   $ 1,183.3   $ 2,224.5   $10,236.1    $1,850.8     $26,223.2
                              =========   =========   =========   =========   =========    ========     =========
Non-interest-bearing demand
  deposits..................  $     0.0   $     0.0   $     0.0   $     0.0   $     0.0    $2,580.1     $ 2,580.1
Interest-bearing demand
  deposits..................      605.4         0.0         0.0         0.0         0.0         0.0         605.4
Money market deposits.......    3,724.2         0.0         0.0         0.0         0.0         0.0       3,724.2
Savings deposits............    1,140.4         0.0         0.0         0.0         0.0         0.0       1,140.4
Time deposits under
  $100,000..................      675.7     1,487.0     1,436.0     1,418.5     1,885.8         0.0       6,903.0
Other time deposits.........      585.0       514.9       443.0       285.9       521.6         0.0       2,350.4
                              ---------   ---------   ---------   ---------   ---------    --------     ---------
         Total deposits.....    6,730.7     2,001.9     1,879.0     1,704.4     2,407.4     2,580.1      17,303.5
Short-term borrowings.......    3,481.8       440.9       135.0         0.0         0.0         0.0       4,057.7
Federal Home Loan Bank
  advances..................      210.0       437.0       380.0       190.2       527.0         0.0       1,744.2
Long-term debt..............        0.0        50.0         0.0         0.0       933.2         0.0         983.2
Other liabilities...........        0.0         0.0         0.0         0.0       399.7         0.0         399.7
Stockholders' equity........        0.0         0.0         0.0         0.0     1,734.9         0.0       1,734.9
                              ---------   ---------   ---------   ---------   ---------    --------     ---------
         Total liabilities
           and stockholders'
           equity...........  $10,422.5   $ 2,929.8   $ 2,394.0   $ 1,894.6   $ 6,002.2    $2,580.1     $26,223.2
                              =========   =========   =========   =========   =========    ========     =========
Interest rate gap...........  $(1,544.3)  $(1,079.5)  $(1,210.7)  $   329.9   $ 4,233.9    $ (729.3)
Effect of interest rate
  swaps.....................      (75.0)     (470.0)     (375.0)        0.0       920.0
                              ---------   ---------   ---------   ---------   ---------
Cumulative interest rate
  gap.......................  $(1,619.3)  $(3,168.8)  $(4,754.5)  $(4,424.6)  $   729.3
                              =========   =========   =========   =========   =========
Cumulative gap as a
  percentage of earning
  assets --
  December 31,1996..........      (6.64)%    (13.00)%    (19.51)%    (18.15)%      2.99%
  December 31, 1995.........      (6.45)%     (9.68)%    (10.55)%    (10.17)%      3.63%

Significant assumptions:

(1) Allocations to specific interest sensitivity periods are based on the earlier of the repricing or maturity dates. These allocations have not been adjusted for any estimated early principal payoffs with the exception of trading and held for sale assets. Since trading and held for sale assets are expected to be sold in the short-term, they have been classified in "0-30" or "31-90" based on anticipated future sales.
(2) Since interest-bearing demand, money market and savings deposit accounts can theoretically be repriced at any time, all such balances have been included in 0-30 days. If these amounts were spread based upon expected repricing characteristics, the cumulative gap would have been significantly reduced.
(3) Non-accrual loans are included in their respective loan categories and are classified in the "Over 1 year" repricing period.

CAPITAL

     The assessment of capital adequacy is dependent on several factors including asset quality, earning trends, liquidity, and economic conditions. The Company continually monitors current and projected capital adequacy positions of both the Company and its subsidiaries. Maintaining adequate capital levels is integral to provide stability to the Company, resources to achieve the Company's growth objectives, and to provide a return to the stockholders in the form of dividends.

     Stockholders' equity at December 31, 1996 was $1,734.9 million or 6.62% of year-end assets compared to $1,430.9 million or 6.88% in 1995. During 1996, net income added $254.7 million to stockholders' equity and dividends declared totaled $82.5 million, resulting in an internal common equity generation rate of 10.8% in 1996 compared to 10.5% in 1995.

     During 1996, sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, the stock option plans, and the conversion of debentures totaling 450,106 shares added $8.6 million to equity. During 1996 shares issued in business combinations totaled 7,934,810 shares and added $125.3 million to equity. The net unrealized gain after tax on securities available for sale was $2.1 million at December 31, 1996, compared to an unrealized net loss of $37.3 million at December 31, 1995. Treasury stock purchases for 149,793 shares reduced equity by $4.1 million.

     The annual dividend rate during 1996 was $0.88 per share, representing a 10% increase over 1995. For 1997 the indicated annual dividend rate is $1.00 per share, marking the twenty-seventh consecutive year in which SouthTrust has increased its dividend. The dividend pay-out ratio during 1996 was 32.3%. Item 5, Market for the Registrant's Common Equity and Related Stockholder Information, includes a six-year history of the dividend pay-out ratio.

     The Federal Reserve Board, which is the regulatory agency governing bank holding companies, sets guidelines for determining ratios to aid in the analysis and determination of capital levels required to support a company's operations. Likewise, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation prescribe various minimum levels of capital which must be held by the Company's subsidiary banks. The Federal Reserve Board and each bank's primary regulator have adopted risk-based capital guidelines that incorporate factors weighing the relative credit risk of assets and items with off-balance sheet exposure. The guidelines also define regulatory capital, placing strong emphasis on the equity components of regulatory capital.

     The rules require a risk-based capital ratio of 8%, at least one-half of which must be made up of Core or Tier I capital elements. Tier I capital generally consists of common stock, capital surplus and retained earnings less treasury stock and goodwill. Total risk-based capital includes Tier I capital, and supplemental capital elements which consist of certain subordinated debt and the allowance for loan losses subject to certain limitations. The guidelines also impose a leverage requirement, defined as the ratio of Tier I capital to average assets subject to certain adjustments. The leverage ratio generally must exceed 4% and is driven by evaluation and discretion of the regulators. At December 1996, SouthTrust had a total risk-based capital ratio of 11.79% consisting of Tier I capital elements of 7.33% and supplemental capital elements of 4.46%, and a leverage ratio of 6.21%. The Federal Deposit Insurance Corporation Improvement Act of 1995 provided further guidance as to capital levels to be maintained by insured depository institutions and corresponding supervisory treatments. Under these guidelines the capital levels at all of SouthTrust's bank subsidiaries are considered "well capitalized," the highest of the five supervisory groupings.

     Table 11, Capital Position, presents relevant capital ratios for 1996 and 1995.

CAPITAL POSITION (TABLE 11)

                                                               DECEMBER 31,
                                                              --------------
                                                              1996     1995
                                                              -----    -----
Tier I capital ratio........................................   7.33%    7.76%
Supplemental capital element................................   4.46     4.45
                                                              -----    -----
          Total risk-based capital ratio....................  11.79%   12.21%
                                                              =====    =====
Leverage ratio..............................................   6.21%    6.35%
                                                              =====    =====

QUARTERLY INCOME INFORMATION (TABLE 12)

     The Company's unaudited consolidated operating results for each quarter of 1996 and 1995 are summarized in the table below.

                                                            1996
                            ---------------------------------------------------------------------
                                                     THREE MONTHS ENDED
                            ---------------------------------------------------------------------
                                DEC. 31          SEPT. 30           JUNE 30           MAR. 31
                            ---------------   ---------------   ---------------   ---------------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income...........     $491,884          $467,583          $440,645          $404,108
Interest expense..........      255,859           242,133           227,656           212,546
Net interest income.......      236,025           225,450           212,989           191,562
Securities gains (losses),
  net.....................        1,267                86                (6)               62
Provision for loan
  losses..................       27,197            21,905            20,467            20,458
Income before income
  taxes...................      106,493            94,802            97,600            88,615
Net income................       68,418            65,721            63,123            57,441
Net income per share......         0.71              0.68              0.66              0.64
Dividends declared per
  share...................         0.22              0.22              0.22              0.22

                                                            1995
                            ---------------------------------------------------------------------
                                                     THREE MONTHS ENDED
                            ---------------------------------------------------------------------
                                DEC. 31          SEPT. 30           JUNE 30           MAR. 31
                            ---------------   ---------------   ---------------   ---------------

Interest income...........     $399,788          $382,821          $362,412          $339,602
Interest expense..........      212,554           206,744           195,117           177,008
Net interest income.......      187,234           176,077           167,295           162,594
Securities gains (losses),
  net.....................           31                22                45                95
Provision for loan
  losses..................       21,797            13,392            13,555            12,542
Income before income
  taxes...................       82,346            77,702            72,957            71,039
Net income................       53,589            50,547            48,029            46,840
Net income per share......         0.61              0.60              0.58              0.57
Dividends declared per
  share...................         0.20              0.20              0.20              0.20

CAPITAL STOCK (TABLE 13)

     SouthTrust Common Stock is traded in the over-the-counter market and quoted on the NASDAQ national market system under the symbol SOTR. As of February 28, 1997, approximately 14,800 shareholders of record owned Company stock. The following table summarizes the historical book value per share and dividends per share for each quarter of the past two years. Also included are the stock market price ranges of SouthTrust shares, as reported by NASDAQ's national market system.

                                                                          STOCK MARKET
                                                          BOOK VALUE       PRICE RANGE
                                                         PER SHARE AT     -------------    DIVIDENDS
                       DIVIDENDS                         END OF PERIOD    LOW     HIGH     PER SHARE
                       ---------                         -------------    ----    -----    ---------
1996
  First Quarter........................................     $16.60       $25 1/4  $28 3/4     $0.22
  Second Quarter.......................................      16.92        26 5/8   28 1/2      0.22
  Third Quarter........................................      17.47        26 1/2   31 7/8      0.22
  Fourth Quarter.......................................      18.05        30 1/2   36 1/8      0.22
          Year.........................................      18.05        25 1/4   36 1/8      0.88
1995
  First Quarter........................................     $14.47       $18      $21 3/8     $0.20
  Second Quarter.......................................      15.07        20 5/8   23 3/8      0.20
  Third Quarter........................................      15.83        23       27 1/4      0.20
  Fourth Quarter.......................................      16.28        24 3/8   26          0.20
          Year.........................................      16.28        18       27 1/4      0.80

SIX-YEAR CONDENSED STATEMENTS OF CONDITION (TABLE 14)

                                                                                                                 GROWTH RATE
                                                                                                              ------------------
                                                                                                               ONE     FIVE-YEAR
                                        1996        1995        1994        1993        1992        1991       YEAR    COMPOUND
                                      ---------   ---------   ---------   ---------   ---------   ---------   ------   ---------
                                                                            (IN MILLIONS)
AVERAGE BALANCES:
Loans, net of unearned income.......  $16,885.4   $13,326.1   $10,606.6   $ 8,422.0   $ 6,466.7   $ 5,718.0    26.71%     24.18%
Investment securities:
  Taxable...........................    1,491.8     1,558.8     1,224.4     3,498.8     2,969.9     2,245.3    (4.30)     (7.85)
  Non-taxable.......................      230.1       279.5       340.6       376.3       402.8       434.7   (17.67)    (11.95)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ------     ------
        Total investment
          securities................    1,721.9     1,838.3     1,565.0     3,875.1     3,372.7     2,680.0    (6.33)     (8.47)
Securities available for sale.......    2,825.5     2,209.4     2,339.6           0           0           0    27.89       0.00
Short-term investments:
  Federal funds sold and securities
    purchased under resale
    agreements......................       66.5        29.6        21.3        54.5        57.3        48.0   124.66       6.74
  Interest-bearing deposits in other
    banks...........................       17.5        16.8        12.6        19.4        46.3        57.9     4.17     (21.28)
  Assets held for sale..............      258.0       196.0       188.6       205.2       147.1        96.1    31.63      21.84
                                      ---------   ---------   ---------   ---------   ---------   ---------   ------     ------
        Total short-term
          investments...............      342.0       242.4       222.5       279.1       250.7       202.0    41.09      11.11
                                      ---------   ---------   ---------   ---------   ---------   ---------   ------     ------
        Total earning assets........   21,774.8    17,616.2    14,733.7    12,576.2    10,090.1     8,600.0    23.61      20.42
Allowance for loan losses...........     (239.3)     (187.1)     (154.1)     (118.1)      (90.7)      (75.5)   27.90      25.95
Other assets........................    1,748.5     1,554.8     1,355.3     1,194.9     1,028.8       887.2    12.46      14.53
                                      ---------   ---------   ---------   ---------   ---------   ---------   ------     ------
        Total assets................  $23,284.0   $18,983.9   $15,934.9   $13,653.0   $11,028.2   $ 9,411.7    22.65%     19.86%
                                      =========   =========   =========   =========   =========   =========   ======     ======
DEPOSITS:
  Interest-bearing..................  $13,607.5   $11,588.9   $10,052.8   $ 9,166.6   $ 7,703.0   $ 6,648.8    17.42%     15.40%
  Other.............................    2,270.5     2,023.3     1,849.2     1,606.0     1,293.1       997.6    12.22      17.88
                                      ---------   ---------   ---------   ---------   ---------   ---------   ------     ------
        Total deposits..............   15,878.0    13,612.2    11,902.0    10,772.6     8,996.1     7,646.4    16.65      15.74
Federal funds purchased and other
  short-term borrowed funds.........    3,636.7     2,995.9     2,259.9     1,340.0       925.5       868.7    21.39      33.16
Federal Home Loan Bank advances.....    1,088.3       351.1       104.0       114.5         3.8         0.0   209.97       0.00
Long-term debt......................      696.6       486.0       359.2       300.7       203.1       142.9    43.33      37.27
Other liabilities...................      384.8       277.9       218.6       174.8       170.1       161.9    38.47      18.90
Stockholders' equity................    1,599.6     1,260.8     1,091.2       950.4       729.6       591.8    26.87      22.00
                                      ---------   ---------   ---------   ---------   ---------   ---------   ------     ------
        Total liabilities and
          stockholders' equity......  $23,284.0   $18,983.9   $15,934.9   $13,653.0   $11,028.2   $ 9,411.7    22.65%     19.86%
                                      =========   =========   =========   =========   =========   =========   ======     ======
BALANCES AT YEAR END:
Loans, net of unearned income.......  $19,331.1   $14,655.1   $12,121.9   $ 9,448.3   $ 7,546.6   $ 5,965.0    31.91%     26.51%
Investment securities:
  Taxable...........................    1,744.9     1,330.9     1,364.6       921.6     3,366.2     2,681.0    31.11      (8.23)
  Non-taxable.......................      211.7       254.7       307.1       356.4       390.0       423.3   (16.88)    (12.94)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ------     ------
        Total investment
          securities................    1,956.6     1,585.6     1,671.7     1,278.0     3,756.2     3,104.3    23.40      (8.82)
Securities available for sale.......    2,859.0     2,614.8     2,280.8     2,454.8           0           0     9.34       0.00
Short-term investments:
  Federal funds sold and securities
    purchased under resale
    agreements......................       12.2       100.3        22.6         2.0        49.1        20.5   (87.84)     (9.86)
  Interest-bearing deposits in other
    banks...........................        4.2        18.7        13.9        47.6        50.5        38.2   (77.54)    (35.70)
  Assets held for sale..............      209.1       237.1       164.6       258.5       198.8       105.3   (11.81)     14.71
                                      ---------   ---------   ---------   ---------   ---------   ---------   ------     ------
        Total short-term
          investments...............      225.5       356.1       201.1       308.1       298.4       164.0   (36.68)      6.58
                                      ---------   ---------   ---------   ---------   ---------   ---------   ------     ------
        Total earning assets........   24,372.2    19,211.6    16,275.5    13,489.2    11,601.2     9,233.3    26.86      21.42
Allowance for loan losses...........     (269.9)     (206.6)     (171.7)     (135.2)     (103.8)      (80.4)   30.64      27.41
Other assets........................    2,120.9     1,782.0     1,528.3     1,354.0     1,217.0     1,005.2    19.02      16.11
                                      ---------   ---------   ---------   ---------   ---------   ---------   ------     ------
        Total assets................  $26,223.2   $20,787.0   $17,632.1   $14,708.0   $12,714.4   $10,158.1    26.15%     20.89%
                                      =========   =========   =========   =========   =========   =========   ======     ======
DEPOSITS:
  Interest-bearing..................  $14,725.1   $12,303.1   $10,761.5   $ 9,732.5   $ 8,484.5   $ 7,171.6    19.69%     15.48%
  Other.............................    2,580.4     2,272.0     2,039.7     1,782.9     1,597.8     1,105.6    13.57      18.47
                                      ---------   ---------   ---------   ---------   ---------   ---------   ------     ------
        Total deposits..............   17,305.5    14,575.1    12,801.2    11,515.4    10,082.3     8,277.2    18.73      15.89
Federal funds purchased and other
  short-term borrowed funds.........    4,071.0     3,207.4     2,828.0     1,456.4     1,331.1       902.9    26.93      35.15
Federal Home Loan Bank advances.....    1,744.2       651.9       251.9       145.8        20.7         0.0   167.56       0.00
Long-term debt......................      983.2       535.4       388.8       324.2       237.5       140.2    83.64      47.63
Other liabilities...................      384.4       386.3       226.9       214.4       182.4       175.8    (0.49)     16.94
Stockholders' equity................    1,734.9     1,430.9     1,135.3     1,051.8       860.4       662.0    21.25      21.25
                                      ---------   ---------   ---------   ---------   ---------   ---------   ------     ------
        Total liabilities and
          stockholders' equity......  $26,223.2   $20,787.0   $17,632.1   $14,708.0   $12,714.4   $10,158.1    26.15%     20.89%
                                      =========   =========   =========   =========   =========   =========   ======     ======

SIX-YEAR SUMMARY OF EARNINGS (TABLE 15)

                                                                                                               GROWTH RATES
                                                                                                            ------------------
                                                                                                             ONE     FIVE-YEAR
                                         1996         1995        1994       1993       1992       1991      YEAR    COMPOUND
                                      ----------   ----------   --------   --------   --------   --------   ------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans........  $1,483,705   $1,208,209   $868,461   $669,495   $561,757   $581,839    22.80%     20.59%
  Interest on investment securities:
    Taxable.........................     101,861      100,831     75,721    217,555    221,692    193,297     1.02     (12.03)
    Non-taxable.....................      15,974       20,604     23,377     26,435     30,246     33,654   (22.47)    (13.85)
                                      ----------   ----------   --------   --------   --------   --------   ------     ------
        Total interest on investment
          securities................     117,835      121,435     99,098    243,990    251,938    226,951    (2.96)    (12.29)
Interest on securities available for
  sale..............................     179,920      139,451    130,470          0          0          0    29.02       0.00
Interest on federal funds sold and
  securities purchased under resale
  agreements........................       3,582        1,743        875      1,637      2,056      2,862   105.51       4.59
Interest on time deposits in other
  banks.............................       1,015        1,079        539        890      2,001      3,760    (5.93)    (23.04)
Interest on assets held for sale....      18,163       12,706      9,169     11,539     10,328      8,313    42.95      16.92
                                      ----------   ----------   --------   --------   --------   --------   ------     ------
        Total interest income.......   1,804,220    1,484,623   1,108,612   927,551    828,080    823,725    21.53      16.98
INTEREST EXPENSE:
  Deposits..........................     644,613      564,064    377,643    335,708    337,878    413,880    14.28       9.27
  Short-term borrowings.............     194,159      174,330     98,189     39,340     31,418     49,133    11.37      31.63
  Federal Home Loan Bank advances...      57,387       20,511      4,628      5,103        173          0   179.79       0.00
  Long-term debt....................      42,035       32,518     20,607     17,592     13,461     11,440    29.27      29.73
                                      ----------   ----------   --------   --------   --------   --------   ------     ------
        Total interest expense......     938,194      791,423    501,067    397,743    382,930    474,453    18.55      14.61
                                      ----------   ----------   --------   --------   --------   --------   ------     ------
        Net interest income.........     866,026      693,200    607,545    529,808    445,150    349,272    24.93      19.91
Provision for loan losses...........      90,027       61,286     44,984     45,032     43,305     38,042    46.90      18.80
                                      ----------   ----------   --------   --------   --------   --------   ------     ------
        Net interest income after
          provision for loan
          losses....................     775,999      631,914    562,561    484,776    401,845    311,230    22.80      20.05
NON-INTEREST INCOME:
  Service charges on deposit
    accounts........................     109,213       93,276     86,304     76,716     63,894     49,379    17.09      17.21
  Mortgage banking operations.......      42,096       31,712     27,760     33,771     22,794     17,427    32.74      19.29
  Bank card fees....................      22,727       18,699     15,847     12,574      9,667      4,239    21.54      39.91
  Trust fees........................      21,886       18,936     16,863     15,224     11,938      9,819    15.58      17.39
  Other fee income..................      36,845       33,758     27,466     25,075     19,526     14,592     9.14      20.35
  Securities gains, net.............       1,409          193        330        603        634        680   630.05      15.69
  Other.............................      20,633       12,090     10,208     10,739      8,230     12,745    70.66      10.11
                                      ----------   ----------   --------   --------   --------   --------   ------     ------
        Total non-interest income...     254,809      208,664    184,778    174,702    136,683    108,881    22.11      18.54
NON-INTEREST EXPENSE:
  Salaries and employee benefits....     331,600      281,546    257,637    227,017    184,921    149,521    17.78      17.27
  Net occupancy expense.............      49,361       43,423     40,273     36,775     32,254     25,273    13.67      14.33
  Equipment expense.................      37,336       30,932     27,899     25,353     20,687     16,819    20.70      17.29
  Other.............................     225,001      180,633    160,190    145,806    135,774    105,183    24.56      16.43
                                      ----------   ----------   --------   --------   --------   --------   ------     ------
        Total non-interest
          expense...................     643,298      536,534    485,999    434,951    373,636    296,796    19.90      16.73
                                      ----------   ----------   --------   --------   --------   --------   ------     ------
        Income before income
          taxes.....................     387,510      304,044    261,340    224,527    164,892    123,315    27.45      25.73
Income tax expense..................     132,807      105,039     88,338     73,992     50,646     33,309    26.44      31.87
                                      ----------   ----------   --------   --------   --------   --------   ------     ------
        Net income..................  $  254,703   $  199,005   $173,002   $150,535   $114,246   $ 90,006    27.99%     23.13%
                                      ==========   ==========   ========   ========   ========   ========   ======     ======
Average number of shares outstanding
  (000's)...........................      94,769       84,401     80,628     77,772     68,948     63,255
Net income per share................  $     2.69   $     2.36   $   2.15   $   1.94   $   1.66   $   1.42
Dividends declared per share........        0.88         0.80       0.68       0.60       0.52       0.48

                             SOUTHTRUST CORPORATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO SOUTHTRUST CORPORATION:

     We have audited the accompanying consolidated statements of condition of SouthTrust Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of SouthTrust Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Birmingham, Alabama                                          ARTHUR ANDERSEN LLP
February 7, 1997

                             SOUTHTRUST CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                 1996             1995
                                                              -----------      -----------
                                                                 (DOLLARS IN THOUSANDS)
                                          ASSETS
Cash and due from banks.....................................  $   903,134      $   773,656
Short-term investments:
  Federal funds sold and securities purchased under resale
     agreements.............................................       12,180          100,273
  Interest-bearing deposits in other banks..................        4,185           18,715
  Assets held for sale......................................      209,159          237,139
                                                              -----------      -----------
          Total short-term investments......................      225,524          356,127
Securities available for sale...............................    2,859,012        2,614,803
Investment securities (Fair Value of $1,979,094 and
  $1,619,050 in 1996 and 1995, respectively)................    1,956,596        1,585,562
Loans.......................................................   19,466,650       14,757,093
Less --
  Unearned income...........................................      135,518          101,931
  Allowance for loan losses.................................      269,863          206,638
                                                              -----------      -----------
          Net loans.........................................   19,061,269       14,448,524
Premises and equipment, net.................................      510,043          433,527
Due from customers on acceptances...........................       26,599           13,244
Other assets................................................      681,016          561,581
                                                              -----------      -----------
          Total Assets......................................  $26,223,193      $20,787,024
                                                              ===========      ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest-bearing..........................................  $14,725,077      $12,303,089
  Other.....................................................    2,580,416        2,271,988
                                                              -----------      -----------
          Total deposits....................................   17,305,493       14,575,077
Federal funds purchased and securities sold under agreements
  to repurchase.............................................    3,205,948        2,635,556
Other short-term borrowings.................................      865,053          571,871
Bank acceptances outstanding................................       26,599           13,244
Other liabilities...........................................      357,806          373,094
Federal Home Loan Bank advances.............................    1,744,159          651,881
Long-term debt..............................................      983,243          535,431
                                                              -----------      -----------
          Total liabilities.................................   24,488,301       19,356,154
Stockholders' equity:
  Preferred Stock, par value $1.00 a share: 5,000,000 shares
     authorized; issued and outstanding -- none.............            0                0
  Common Stock, par value $2.50 a share: 300,000,000 shares
     authorized in 1996 and 200,000,000 shares authorized in
     1995; 96,783,114 shares issued in 1996 and 88,398,198
     in 1995................................................      241,958          220,996
  Capital surplus...........................................      410,642          340,608
  Retained earnings.........................................    1,100,170          885,129
  Unrealized loss on securities available for sale, net.....       (7,520)          (9,635)
  Treasury stock at cost (644,308 shares in 1996 and 494,515
     shares in 1995)........................................      (10,358)          (6,228)
                                                              -----------      -----------
          Total stockholders' equity........................    1,734,892        1,430,870
                                                              -----------      -----------
          Total Liabilities and Stockholders' Equity........  $26,223,193      $20,787,024
                                                              ===========      ===========

                See notes to Consolidated Financial Statements.

                             SOUTHTRUST CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1996         1995        1994
                                                              ----------   ----------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
Interest Income
  Interest and fees on loans................................  $1,483,705   $1,208,209  $ 868,461
  Interest on investment securities:
     Taxable................................................     101,861      100,831     75,721
     Non-taxable............................................      15,974       20,604     23,377
                                                              ----------   ----------  ---------
          Total interest on investment securities...........     117,835      121,435     99,098
  Interest on securities available for sale.................     179,920      139,451    130,470
  Interest on short-term investments........................      22,760       15,528     10,583
                                                              ----------   ----------  ---------
          Total interest income.............................   1,804,220    1,484,623  1,108,612
                                                              ----------   ----------  ---------
Interest Expense
  Interest on deposits......................................     644,613      564,064    377,643
  Interest on short-term borrowings.........................     194,159      174,330     98,189
  Interest on Federal Home Loan Bank advances...............      57,387       20,511      4,628
  Interest on long-term debt................................      42,035       32,518     20,607
                                                              ----------   ----------  ---------
          Total interest expense............................     938,194      791,423    501,067
                                                              ----------   ----------  ---------
Net interest income.........................................     866,026      693,200    607,545
Provision for loan losses...................................      90,027       61,286     44,984
                                                              ----------   ----------  ---------
Net interest income after provision for loan losses.........     775,999      631,914    562,561
Non-Interest Income
  Service charges on deposit accounts.......................     109,213       93,276     86,304
  Mortgage banking operations...............................      42,096       31,712     27,760
  Bank card fees............................................      22,727       18,699     15,847
  Trust fees................................................      21,886       18,936     16,863
  Other fee income..........................................      36,845       33,758     27,466
  Securities gains, net.....................................       1,409          193        330
  Other.....................................................      20,633       12,090     10,208
                                                              ----------   ----------  ---------
          Total non-interest income.........................     254,809      208,664    184,778
                                                              ----------   ----------  ---------
Non-Interest Expense
  Salaries and employee benefits............................     331,600      281,546    257,637
  Net occupancy expense.....................................      49,361       43,423     40,273
  Equipment expense.........................................      37,336       30,932     27,899
  Other.....................................................     225,001      180,633    160,190
                                                              ----------   ----------  ---------
          Total non-interest expense........................     643,298      536,534    485,999
                                                              ----------   ----------  ---------
Income before income taxes..................................     387,510      304,044    261,340
Income tax expense..........................................     132,807      105,039     88,338
                                                              ----------   ----------  ---------
NET INCOME..................................................  $  254,703   $  199,005  $ 173,002
                                                              ==========   ==========  =========
Average number of shares outstanding (000's)................      94,769       84,401     80,628
Net income per share........................................  $     2.69   $     2.36  $    2.15
Dividends declared per share................................        0.88         0.80       0.68

                See notes to Consolidated Financial Statements.

                             SOUTHTRUST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        UNREALIZED
                                                     COMMON    CAPITAL     RETAINED    GAIN/(LOSS),   TREASURY
                                                     STOCK     SURPLUS     EARNINGS        NET         STOCK       TOTAL
                                                    --------   --------   ----------   ------------   --------   ----------
                                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1993......................  $199,339   $215,113   $  630,240     $ 10,218     $ (3,144)  $1,051,766
  Net income......................................         0          0      173,002            0            0      173,002
  Dividends declared ($.68 per share).............         0          0      (54,402)           0            0      (54,402)
  Issuance of 390,381 shares of Common Stock for
    stock options exercised.......................       976      1,704            0            0            0        2,680
  Issuance of 155,963 shares of Common Stock under
    dividend reinvestment and stock purchase
    plans.........................................       390      2,635            0            0            0        3,025
  Issuance of 37,244 shares of Common Stock under
    employee discounted stock purchase plan.......        93        486            0            0            0          579
  Issuance of 1,290,675 shares of Common Stock for
    acquisitions accounted for as
    pooling-of-interests..........................     3,227      9,746        1,756         (246)           0       14,483
  Issuance of 294,530 shares of Common Stock for
    acquisition of subsidiaries...................       736      2,291          103            0            0        3,130
  Increase in unrealized loss, net, on securities
    available for sale............................         0          0            0      (56,276)           0      (56,276)
  Purchase of 143,916 shares of treasury stock....         0          0            0            0       (2,719)      (2,719)
                                                    --------   --------   ----------     --------     --------   ----------
BALANCE AT DECEMBER 31, 1994......................   204,761    231,975      750,699      (46,304)      (5,863)   1,135,268
  Net income......................................         0          0      199,005            0            0      199,005
  Dividends declared ($.80 per share).............         0          0      (67,153)           0            0      (67,153)
  Issuance of 255,968 shares of Common Stock for
    stock options exercised.......................       640      2,201            0            0            0        2,841
  Issuance of 182,328 shares of Common Stock under
    dividend reinvestment and stock purchase
    plans.........................................       456      3,573            0            0            0        4,029
  Issuance of 36,266 shares of Common Stock under
    employee discounted stock purchase plan.......        91        509            0            0            0          600
  Issuance of 86,187 shares of Common Stock for
    conversion of debentures......................       215        254            0            0            0          469
  Issuance of 2,157,993 shares of Common Stock for
    acquisitions accounted for as
    pooling-of-interests..........................     5,395     21,065        2,578         (644)           0       28,394
  Issuance of 3,775,000 shares of Common Stock in
    secondary offering............................     9,438     81,031            0            0            0       90,469
  Decrease in unrealized loss, net, on securities
    available for sale............................         0          0            0       37,313            0       37,313
  Purchase of 15,619 shares of treasury stock.....         0          0            0            0         (365)        (365)
                                                    --------   --------   ----------     --------     --------   ----------
BALANCE AT DECEMBER 31, 1995......................   220,996    340,608      885,129       (9,635)      (6,228)   1,430,870
  Net income......................................         0          0      254,703            0            0      254,703
  Dividends declared ($.88 per share).............         0          0      (82,546)           0            0      (82,546)
  Issuance of 221,166 shares of Common Stock for
    stock options exercised.......................       553      1,870            0            0            0        2,423
  Issuance of 191,319 shares of Common Stock under
    dividend reinvestment and stock purchase
    plans.........................................       478      4,946            0            0            0        5,424
  Issuance of 33,028 shares of Common Stock under
    employee discounted stock purchase plan.......        83        625            0            0            0          708
  Issuance of 7,627,472 shares of Common Stock for
    acquisitions accounted for as
    pooling-of-interests..........................    19,069     55,710       42,884            0            0      117,663
  Issuance of 307,338 shares of Common Stock for
    acquisitions accounted for as purchases.......       768      6,869            0            0            0        7,637
  Issuance of 4,593 shares of Common Stock for
    conversion of debentures......................        11         14            0            0            0           25
  Decrease in unrealized loss, net, on securities
    available for sale............................         0          0            0        2,115            0        2,115
  Purchase of 149,793 shares of treasury stock....         0          0            0            0       (4,130)      (4,130)
                                                    --------   --------   ----------     --------     --------   ----------
BALANCE AT DECEMBER 31, 1996......................  $241,958   $410,642   $1,100,170     $ (7,520)    $(10,358)  $1,734,892
                                                    ========   ========   ==========     ========     ========   ==========

                See notes to Consolidated Financial Statements.

                             SOUTHTRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1996           1995           1994
                                                              -----------    -----------    -----------
                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $   254,703    $   199,005    $   173,002
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision (credit) for:
      Loan losses...........................................       90,027         61,286         44,984
      Depreciation of premises and equipment................       33,058         26,965         24,438
      Amortization of intangibles...........................       22,251         20,493         16,178
      Amortization of security premium......................        2,056          1,396          3,124
      Accretion of security discount........................       (3,456)        (5,430)        (4,539)
      Deferred income taxes.................................       (1,391)         1,595          5,397
  Net gain on assets held for sale..........................      (17,943)        (6,314)        (8,061)
  Net securities gains......................................       (1,409)          (193)          (330)
  Origination and purchase of loans held for sale...........   (1,626,529)    (1,106,881)      (501,571)
  Proceeds from sales of loans held for sale................    1,665,589      1,033,481        598,719
  Net decrease in trading securities........................        6,863          7,103          4,891
  Net increase in other assets..............................      (47,724)       (20,615)       (32,577)
  Net increase (decrease) in other liabilities..............      (54,898)       155,956          9,149
                                                              -----------    -----------    -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................      321,197        367,847        332,804
INVESTING ACTIVITIES
  Proceeds from maturities of:
    Investment securities...................................      971,392        731,581        238,174
    Securities available for sale...........................      196,935        729,901        670,729
  Proceeds from sales of:
    Investment securities...................................            0          4,710              0
    Securities available for sale...........................      345,233        108,621        223,723
  Purchases of:
    Investment securities...................................   (1,149,999)      (593,125)      (543,173)
    Securities available for sale...........................     (775,205)    (1,103,104)      (775,635)
    Premises and equipment..................................      (85,786)       (88,962)       (55,400)
  Net (increase) decrease in:
    Short-term investments..................................      141,131        (54,691)        21,253
    Loans...................................................   (3,372,110)    (2,376,266)    (2,277,259)
  Purchases of subsidiaries, net of cash acquired...........       28,165        346,926        111,155
                                                              -----------    -----------    -----------
  NET CASH USED IN INVESTING ACTIVITIES.....................   (3,700,244)    (2,294,409)    (2,386,433)
FINANCING ACTIVITIES
  Proceeds from issuance of:
    Common Stock............................................        8,584         98,408          6,284
    Federal Home Loan Bank advances.........................    1,313,259        466,022        150,000
    Long-term debt..........................................      450,124        150,000        100,000
  Payments for:
    Federal Home Loan Bank advances.........................     (311,009)       (66,028)       (43,962)
    Long-term debt..........................................       (4,029)        (3,398)       (30,345)
    Repurchase of Common Stock..............................       (4,130)          (365)        (2,719)
    Cash Dividends..........................................      (75,446)       (69,817)       (55,239)
  Net increase in:
    Deposits................................................    1,312,514      1,098,961        620,684
    Short-term borrowings...................................      818,658        376,002      1,351,528
                                                              -----------    -----------    -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES.................    3,508,525      2,049,785      2,096,231
                                                              -----------    -----------    -----------
  INCREASE IN CASH AND DUE FROM BANKS.......................      129,478        123,223         42,602
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR................      773,656        650,433        607,831
                                                              -----------    -----------    -----------
CASH AND DUE FROM BANKS AT END OF YEAR......................  $   903,134    $   773,656    $   650,433
                                                              ===========    ===========    ===========

                See Notes to Consolidated Financial Statements.

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ACCOUNTING POLICIES

     The significant accounting policies followed by SouthTrust Corporation and its subsidiaries ("the Company") and the method of applying those policies are summarized below:

NATURE OF OPERATIONS

     The Company is a regional multi-bank holding company which operates more than 511 banking offices with locations in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee and Mississippi. SouthTrust is engaged in a full range of banking services and, through its bank-related subsidiaries, also offers a range of other services, including; trust, mortgage banking, data processing, leasing and investment and brokerage services.

PRESENTATION

     The Consolidated Financial Statements include accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated in preparing the Consolidated Financial Statements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation. Such reclassification had no effect on net income or total assets.

ASSETS HELD FOR SALE

     Assets held for sale consist primarily of mortgage loans in the process of being sold to third-party investors and are carried at the lower of cost or fair value. Also included in this caption are trading securities carried at fair value. Trading securities primarily represent the inventory of securities held in the Company's brokerage subsidiary.

SECURITIES

     The Company classifies securities as either trading, available for sale or investment based on Management's intention at the time of purchase.

     Securities classified as trading are intended to be sold in the near term. Trading securities are carried at fair value and unrealized gains and losses are included in earnings. Securities classified as investments are carried at amortized cost, as the Company has the ability and positive intent to hold these securities to maturity. All securities not considered investments or part of the trading portfolio have been designated as available for sale and are carried at fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported net of deferred taxes as a component of stockholders' equity. This caption includes securities that Management intends to use as part of its asset/liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes.

     Amortization of premiums and accretion of discounts are computed under the interest method. The adjusted cost of the specific certificate sold is used to compute gain or loss on the sale of securities.

LOANS

     Interest is credited to income using the interest method. The net amount of non-refundable loan origination fees and direct costs associated with the lending process, including commitment fees, are deferred and amortized to interest income over the lives of the loans using a method that approximates the level-yield method. If loan commitments expire, income is recognized upon expiration of the commitment. Interest accrual on loans is generally stopped if principal or interest payments become 90 days past due or

                             SOUTHTRUST CORPORATION

Management considers the collectibility of principal or interest to be in question. When a loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed by a charge to income.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level that Management considers to be adequate to absorb losses inherent in the loan portfolio. Changes in the allowance can result from changes in economic events or changes in the credit worthiness of the borrowers. The effect of these changes is reflected when known. Management's estimation of the amount of the allowance is based on a continuing evaluation of the loan portfolio and includes such factors as economic conditions, analysis of individual loans, and overall portfolio characteristics and delinquencies. This evaluation also considers the balance of impaired loans (which are generally considered to be nonperforming loans, excluding residential mortgages and other homogeneous loans). The amount of the allowance is maintained through the provision for loan losses. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows at each loan's effective interest rate, the fair value of the collateral, or the loans' observable market prices.

LONG-LIVED ASSETS

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets.

     Goodwill is amortized on a straight-line basis, primarily over 20-25 years. Total goodwill was $109,091,000 and $80,661,000 at December 31, 1996 and 1995,
respectively. Intangible assets attributable to core deposits purchased are amortized over the estimated life of the deposit base, not to exceed 10 years, on a straight-line basis. Core deposit intangibles totaled $74,323,000 and $82,613,000 at December 31, 1996 and 1995, respectively.

     The Company continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets' fair values and is recognized through a valuation allowance with the resulting charge recorded as a loss. There were no significant impairment losses recorded during 1996.

     Total other real estate and other repossessed assets, included in other assets, amounted to $54,087,000 and $46,073,000 at December 31, 1996 and 1995,
respectively. Such properties are carried at the lower of the recorded investment in the loan or fair value of the properties less estimated selling costs. Any excess of the recorded investment over the fair value of the property received at the time of foreclosure, less estimated selling costs, is charged to the allowance for loan losses. Any subsequent valuation adjustments are recorded in other non-interest expenses. Revenues and expenses associated with operating or disposing of foreclosed properties are recorded in non-interest expense during the period in which they are incurred.

MORTGAGE SERVICING RIGHTS

     The Company records, as separate assets, rights to service mortgage loans for others whether the loans were acquired through the purchase or origination of the loans and measures impairment of the mortgage servicing assets based on the fair values of groups of such assets with common risk characteristics. The cost of mortgage servicing rights is being amortized in proportion to and over the period of estimated net servicing income. The realization of these assets is periodically evaluated in relation to net servicing revenues using a discounted cash flow analysis, and is adjusted appropriately for any impairment of the underlying assets.

     At December 31, 1996 and 1995, mortgage servicing rights were approximately $32,825,000 and $30,577,000, respectively, net of accumulated amortization of approximately $25,881,000 and $19,580,000, respectively.

     Fair value of mortgage servicing rights is estimated based on the estimated future cash flows of the servicing rights discounted at a market rate. At December 31, 1996 and 1995, fair value was $46,046,000 and $33,783,000, respectively.

                             SOUTHTRUST CORPORATION

INCOME TAXES

     Because some income and expense items are recognized in different periods for financial reporting purposes and for purposes of computing currently payable income taxes, a provision or credit for deferred income taxes is made for such temporary differences at currently enacted income tax rates applicable to the period in which realization or settlement is expected. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses interest rate swap contracts ("Swaps") to manage interest rate risk arising from certain of the Company's fixed-rate funding sources, such as long-term debt and certain deposit liabilities. All Swaps employed by the Company represent end-user activities designed as hedges and therefore changes in fair values of such derivatives are not included in the results of operations. Interest receivable or payable from such contracts is accrued and recognized as an adjustment to interest expense related to the specific liability being hedged.

EARNINGS PER SHARE AND DIVIDENDS

     Earnings per share are based on the weighted-average number of shares of Common Stock outstanding, excluding treasury stock. Total dividends declared during the year are based on shares outstanding, excluding treasury shares.

STATEMENTS OF CASH FLOWS

     The Company includes cash, due from banks, and certain cash items, as cash equivalents in preparing the Statement of Cash Flows.

     The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 1996:

                                                                   YEAR ENDED
                                                         ------------------------------
                                                           1996       1995       1994
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Cash paid during the period for:
  Interest.............................................  $  902,303 $722,180   $484,733
  Income taxes.........................................     128,594   99,231     94,150
Non-cash transactions:
  Assets acquired in business combinations.............   1,744,929  713,022    709,276
  Liabilities assumed in business combinations.........   1,600,427  684,512    684,375
  Loans transferred to Other Real Estate...............      30,928   11,575     34,217
  Loans securitized into mortgage-backed securities....     567,136  396,476    400,503
  Financed sales of foreclosed property................      24,320   21,673     21,733

PENDING ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company will adopt the provisions of the Standard on January 1, 1997. Based on the Company's current

                             SOUTHTRUST CORPORATION
operating activities, management does not believe that the adoption of this statement will have a material impact on the Company's financial condition or results of operations.

NOTE B -- BUSINESS COMBINATIONS

     During 1996 the Company completed the following acquisitions:

    DATE               INSTITUTION             ASSETS     LOANS     DEPOSITS              LOCATIONS
------------           -----------            --------   --------   --------   --------------------------------
                                                      (IN MILLIONS)
March 15      Bankers First Corporation
              ("Bankers")...................  $1,023.9   $  859.1   $  780.4   Augusta, GA
March 21      Citizens Bank of Macclenny
              ("Macclenny").................      87.3       54.9       73.8   Macclenny, FL
March 29      FFE Financial Corporation
              ("FFE").......................     131.7       94.8      124.2   Englewood, FL
April 10      Realty Rental Company, Inc.
              ("Realty")....................       3.0        0.0        0.0   Birmingham, AL
June 20       First State Bank..............      76.0       57.0       71.8   Deltona, FL
June 28       Lake State Bank ("Lake")......      28.8       17.8       24.8   Lutz, FL
June 28       Prime Bank....................      83.4       60.4       76.6   Boynton Beach, FL
September 30  Heritage Bancshares, Inc
              ("HBI").......................      91.5       68.4       78.9   Ft. Myers, FL
November 22   Preferred Bank................      95.0       62.6       73.7   Palmetto, FL
December 31   FirstMerit Bank...............     124.3       83.5      113.7   Clearwater, FL
                                              --------   --------   --------
        Totals..............................  $1,744.9   $1,358.5   $1,417.9
                                              ========   ========   ========

     The acquisitions of FFE, First State Bank, HBI, Preferred Bank, and FirstMerit Bank were all accounted for as purchases. Under purchase accounting, the results of operations, subsequent to the respective acquisition dates, are included in the Consolidated Financial Statements.

     The acquisitions of Bankers, Macclenny, Realty, Prime Bank, and Lake were accounted for as pooling-of-interests; however, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisitions prior to their respective acquisition dates, because the effect is not material.

     Consideration for all acquisitions during 1996 aggregated approximately $54.7 million in cash and 7,934,810 shares of SouthTrust Corporation common stock with a total market value at the time of issuance of approximately $217.9 million. Total intangibles recognized in these transactions were approximately $33.3 million.

     During 1995, the Company completed seven acquisitions with aggregate total assets of $713.0 million, loans of $181.5 million, and deposits of $674.9 million.

     Assuming the 1996 acquisitions of Bankers, Macclenny, FFE, Realty, First State Bank, Lake, Prime Bank, HBI, Preferred Bank, and FirstMerit Bank and the 1995 acquisitions of Plant State Bank, CNB Capital Corporation, Southern Bank Group, First Commercial Financial Corporation and FBC Holding Company, Inc. had occurred on January 1, 1995, the consolidated results of operations on a pro forma basis for 1996 and 1995 would have been approximately as follows:

                                                                1996        1995
                                                              --------    --------
                                                                 (IN THOUSANDS,
                                                                EXCEPT PER SHARE
                                                                     DATA)
Net interest income.........................................  $891,437    $765,156
Net income..................................................   242,200     207,788
Net income per share........................................      2.51        2.23

     At December 31, 1996, the Company had entered into two separate definitive agreements to acquire financial institutions with aggregate total assets of approximately $308.3 million. These pending acquisitions

                             SOUTHTRUST CORPORATION
are subject to shareholder and various regulatory approvals among other conditions and are expected to close in the first quarter of 1997. The aggregate purchase price of these pending acquisitions is approximately 1.2 million SouthTrust shares. The Company also entered into one definitive agreement after year-end 1996. This acquisition is expected to close by mid-year 1997 and has an approximate purchase price of $48 million in cash.

NOTE C -- REGULATORY REQUIREMENTS AND RESTRICTIONS ON CERTAIN ASSETS

     The Company's banking subsidiaries are required either by law or regulation to maintain cash reserves with the Federal Reserve Bank or in accounts with other banks. The average amount of reserve balances for the year ended December 31, 1996, was approximately $190,198,000.

     At December 31, 1996 and 1995, securities with a par value of $2,766,343,000 and $2,499,855,000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

     The primary source of funds available to the Company is payment of dividends from the Company's subsidiaries. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 1996, $412,570,633 of the net assets of subsidiaries was available for payment without prior regulatory approval. Substantially all other net assets of the Company's subsidiaries were restricted as to payments to the Company.

     The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average total assets (as defined). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements imposed by its regulators.

     As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that Management believes have changed the institutions' category.

                             SOUTHTRUST CORPORATION

     Actual capital amounts as well as required and well capitalized Tier 1, total, and Tier 1 leverage ratios as of December 31 for the Company and its significant bank subsidiaries are as follows:

                                                                 1996
                                    ---------------------------------------------------------------
                                                                                     TO BE WELL
                                                                                 CAPITALIZED UNDER
                                                              FOR CAPITAL        PROMPT CORRECTIVE
                                          ACTUAL           ADEQUACY PURPOSES     ACTION PROVISIONS
                                    -------------------    ------------------    ------------------
                                      AMOUNT      RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                    ----------    -----    ----------   -----    ----------   -----
                                                        (DOLLARS IN THOUSANDS)
Tier 1 Capital:
  SouthTrust Corporation..........  $1,550,310     7.33%   $  846,148   4.00%           N/A
  SouthTrust Bank of Alabama,
     N.A..........................     842,572     7.32       460,444   4.00     $  690,666    6.00%
  SouthTrust Bank of Georgia,
     N.A..........................     348,643     8.29       168,216   4.00        252,324    6.00
  SouthTrust Bank of Florida,
     N.A..........................     324,419     9.13       142,154   4.00        213,232    6.00
Total Capital:
  SouthTrust Corporation..........  $2,494,799    11.79%   $1,692,297   8.00%           N/A
  SouthTrust Bank of Alabama,
     N.A..........................   1,274,283    11.07       920,888   8.00     $1,151,110   10.00%
  SouthTrust Bank of Georgia,
     N.A..........................     451,324    10.73       336,432   8.00        420,540   10.00
  SouthTrust Bank of Florida,
     N.A..........................     373,524    10.51       284,309   8.00        355,386   10.00
Tier 1 Leverage:
  SouthTrust Corporation..........  $1,550,310     6.21%   $  999,603   4.00%           N/A
  SouthTrust Bank of Alabama,
     N.A..........................     842,572     6.59       511,216   4.00     $  639,020    5.00%
  SouthTrust Bank of Georgia,
     N.A..........................     348,643     6.70       208,068   4.00        260,085    5.00
  SouthTrust Bank of Florida,
     N.A..........................     324,419     7.24       179,131   4.00        223,914    5.00

                                                                 1995
                                    ---------------------------------------------------------------
Tier 1 Capital:
  SouthTrust Corporation..........  $1,275,106     7.76%   $  657,305   4.00%           N/A
  SouthTrust Bank of Alabama,
     N.A..........................     762,782     8.16       374,090   4.00     $  561,134    6.00%
  SouthTrust Bank of Georgia,
     N.A..........................     196,199     6.80       115,459   4.00        173,189    6.00
  SouthTrust Bank of Florida,
     N.A..........................     228,785     8.82       103,786   4.00        155,679    6.00
Total Capital:
  SouthTrust Corporation..........  $2,005,554    12.21%   $1,314,609   8.00%           N/A
  SouthTrust Bank of Alabama,
     N.A..........................     972,373    10.40       748,179   8.00     $  935,224   10.00%
  SouthTrust Bank of Georgia,
     N.A..........................     312,347    10.82       230,918   8.00        288,648   10.00
  SouthTrust Bank of Florida,
     N.A..........................     265,854    10.25       207,573   8.00        259,466   10.00
Tier 1 Leverage:
  SouthTrust Corporation..........  $1,275,106     6.35%   $  803,283   4.00%           N/A
  SouthTrust Bank of Alabama,
     N.A..........................     762,782     6.94       439,680   4.00     $  549,599    5.00%
  SouthTrust Bank of Georgia,
     N.A..........................     196,199     5.34       146,976   4.00        183,720    5.00
  SouthTrust Bank of Florida,
     N.A..........................     228,785     7.13       128,432   4.00        160,540    5.00

                             SOUTHTRUST CORPORATION

NOTE D -- INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

     The amortized costs, gross gains and losses, and approximate fair values at December are as follows:

                                                                 INVESTMENT SECURITIES
                       ---------------------------------------------------------------------------------------------------------
                                              1996                                                  1995
                       ---------------------------------------------------   ---------------------------------------------------
                       AMORTIZED    UNREALIZED    UNREALIZED       FAIR      AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                          COST      GROSS GAIN    GROSS LOSS      VALUE         COST      GROSS GAIN    GROSS LOSS      VALUE
                       ----------   -----------   -----------   ----------   ----------   -----------   -----------   ----------
                                                                    (IN THOUSANDS)
U.S. Treasury
  securities.........  $    5,779     $     3       $   18      $    5,764   $    9,580     $     3       $     0     $    9,583
U.S. Government
  agency
  securities.........   1,237,641       4,141        3,703      $1,238,079    1,005,889       7,241           582      1,012,548
Collateralized
  mortgage
  obligations and
  mortgage backed
  securities.........     444,263      11,026          983         454,306      252,314       6,580         1,705        257,189
Obligations of states
  and political
  subdivisions.......     211,740      14,348        3,900         222,188      254,633      19,837            10        274,460
Other securities.....      57,173       1,584            0          58,757       63,146       2,124             0         65,270
                       ----------     -------       ------      ----------   ----------     -------       -------     ----------
        Totals.......  $1,956,596     $31,102       $8,604      $1,979,094   $1,585,562     $35,785       $ 2,297     $1,619,050
                       ==========     =======       ======      ==========   ==========     =======       =======     ==========

                                                             SECURITIES AVAILABLE FOR SALE
                       ---------------------------------------------------------------------------------------------------------
                                              1996                                                  1995
                       ---------------------------------------------------   ---------------------------------------------------
                       AMORTIZED    UNREALIZED    UNREALIZED       FAIR      AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                          COST      GROSS GAIN    GROSS LOSS      VALUE         COST      GROSS GAIN    GROSS LOSS      VALUE
                       ----------   -----------   -----------   ----------   ----------   -----------   -----------   ----------
                                                                    (IN THOUSANDS)
U.S. Treasury
  securities.........  $  301,417     $   812       $   356     $  301,873   $  237,519     $ 2,912       $    61     $  240,370
U.S. Government
  agency
  securities.........     835,309       1,544         2,323        834,530      958,483       5,182           876        962,789
Collateralized
  mortgage
  obligations and
  mortgage backed
  securities.........   1,538,245      10,120        23,161      1,525,204    1,275,559       4,030        26,358      1,253,231
Obligations of states
  and political
  subdivisions.......       5,162         172            49          5,285        5,842           9             0          5,851
Other securities.....     190,841       3,058         1,779        192,120      153,040       3,079         3,557        152,562
                       ----------     -------       -------     ----------   ----------     -------       -------     ----------
        Totals.......  $2,870,974     $15,706       $27,668     $2,859,012   $2,630,443     $15,212       $30,852     $2,614,803
                       ==========     =======       =======     ==========   ==========     =======       =======     ==========

     The amortized costs and approximate fair values of securities at December 31, 1996, by contractually scheduled maturities, are shown below:

                                              INVESTMENT             AVAILABLE FOR SALE
                                        -----------------------    -----------------------
                                        AMORTIZED       FAIR       AMORTIZED       FAIR
                                           COST        VALUE          COST        VALUE
                                        ----------   ----------    ----------   ----------
                                                          (IN THOUSANDS)
Due in one year or less...............  $   75,327   $   76,118    $  200,420   $  203,651
Due after one year through five
  years...............................     670,713      677,159     1,037,030    1,037,080
Due after five years through 10
  years...............................   1,001,068    1,007,875       590,391      584,634
Due after 10 years....................     209,488      217,942     1,043,133    1,033,647
                                        ----------   ----------    ----------   ----------
          Totals......................  $1,956,596   $1,979,094    $2,870,974   $2,859,012
                                        ==========   ==========    ==========   ==========

    Proceeds from sales of securities were $345,233,000, $113,331,000 and $223,723,000 in 1996, 1995 and 1994, respectively. Gross gains of $1,986,000,
$267,000 and $514,000 and gross losses of $577,000, $74,000 and $184,000 were realized on those sales.

    The Company sold $4,710,000 in securities classified as Available for Sale during 1995 and realized a gain of $53,000. The sales of such investments were prompted by the deterioration of the issuer.

                             SOUTHTRUST CORPORATION

NOTE E -- LOANS

     The classifications of loans at December 31 are as follows:

                                                             1996             1995
                                                          -----------      -----------
                                                                 (IN THOUSANDS)
Commercial, financial and agricultural..................  $ 6,847,496      $ 5,965,949
Real estate construction................................    1,930,685        1,245,828
Commercial real estate mortgage.........................    3,008,866        2,264,675
Residential real estate mortgage........................    4,687,495        3,221,322
Loans to individuals....................................    2,992,108        2,059,319
                                                          -----------      -----------
                                                           19,466,650       14,757,093
Unearned income.........................................     (135,518)        (101,931)
Allowance for loan losses...............................     (269,863)        (206,638)
                                                          -----------      -----------
          Net Loans.....................................  $19,061,269      $14,448,524
                                                          ===========      ===========

     In the normal course of business, loans are made to directors and executive officers of the Company and its subsidiaries and their associates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others. Such loans do not involve more than normal risk of collectibility nor do they present other unfavorable features. As of December 31, 1996 and 1995, respectively, $122,491,000 and $160,793,000 of these loans were outstanding. During 1996, $181,402,000 of new loans were made and repayments totaled $219,704,000.

     The Company's largest credit concentration is commercial, financial and agricultural loans, which totaled $6,847.5 million or 35.2% of total loans at December 31, 1996 and $5,965.9 million or 40.4% of total loans at December 31, 1995. There were no significant industry concentrations within the loan portfolio and the Company's geographic loan distribution is concentrated in the Southeast markets served by the Company at December 31, 1996 and 1995.

     In 1996, interest income of $6,195,000 and $35,000 was recorded on non-accrual and restructured loans, respectively. Had income on these loans been recorded under original terms, $16,048,000 of interest on non-accrual loans and $35,000 of interest on restructured loans would have been recorded.

NOTE F -- ALLOWANCE FOR LOAN LOSSES

     The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

                                                       1996        1995        1994
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Balance at beginning of year.......................  $206,638    $171,692    $135,233
Additions:
  Provision charged to operations..................    90,027      61,286      44,984
  Recoveries on loans previously charged-off.......    13,681      11,663      10,010
  Loans charged off................................   (61,341)    (41,135)    (29,786)
  Allowances of purchased subsidiaries.............    20,858       3,132      11,251
                                                     --------    --------    --------
Balance at End of Year.............................  $269,863    $206,638    $171,692
                                                     ========    ========    ========

     The recorded investment in impaired loans at December 31, 1996 was $85.0 million and at December 31, 1995 was $76.0 million, of which $23.0 million and $29.9 million had respective specific allowance for loan loss allocations of $21.4 million and $21.0 million, respectively. The remaining impaired loans did not have any allowance specifically allocated because they were adequately collateralized or written down to fair value. The average investment in these loans for the years ended December 31, 1996 and 1995 amounted to $89.6 million and $61.3 million, respectively.

                             SOUTHTRUST CORPORATION

NOTE G -- PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment at December 31:

                                                                1996          1995
                                                              --------      --------
                                                                  (IN THOUSANDS)
Land........................................................  $126,897      $110,466
Buildings and improvements..................................   348,952       291,767
Equipment...................................................   254,255       202,904
                                                              --------      --------
                                                               730,104       605,137
Less accumulated depreciation...............................   220,061       171,610
                                                              --------      --------
          Totals............................................  $510,043      $433,527
                                                              ========      ========

NOTE H -- SHORT-TERM BORROWINGS

     The following presents the federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds; the weighted-average interest rate at December 31, 1996 and 1995; the average outstanding borrowings; the daily weighted-average interest rate for each year; and the maximum outstanding balance of federal funds purchased, and securities sold under agreements to repurchase, and other borrowed funds at any month end during each year. Such short-term borrowings are issued on normal banking terms.

                                                                   FEDERAL FUNDS
                                                              PURCHASED AND SECURITIES      OTHER
                                                               SOLD UNDER AGREEMENTS      SHORT-TERM
                                                                   TO REPURCHASE          BORROWINGS
                                                              ------------------------    ----------
                                                                      (DOLLARS IN MILLIONS)
Year Ended December 31:
  1996......................................................          $3,205.9             $  865.1
  1995......................................................           2,635.6                571.9
Weighted-average interest rate at year end:
  1996......................................................              5.31%                5.50%
  1995......................................................              5.65                 5.75
Maximum amount outstanding at any month end:
  1996......................................................          $3,205.9             $1,115.0
  1995......................................................           2,661.9                766.7
Average amount outstanding during the year:
  1996......................................................          $2,745.9             $  890.8
  1995......................................................           2,333.7                662.2
Weighted-average interest rate during the year:
  1996......................................................              5.29%                5.49%
  1995......................................................              5.80                 5.88

NOTE I -- FEDERAL HOME LOAN BANK ADVANCES

     The Company uses Federal Home Loan Bank advances as an alternative to funding sources with similar maturities such as certificates of deposits or other deposit programs. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy.

                             SOUTHTRUST CORPORATION

     The following summarizes information concerning Federal Home Bank Loan advances:

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                                1996            1995
                                                             ----------      ----------
                                                               (DOLLARS IN MILLIONS)
Average balance............................................  $  1,088.3      $    351.1
Maximum month end balance during year......................  $  1,744.2      $    651.9
Average rate paid..........................................        5.27%           5.84%
Weighted average remaining maturity........................  4.83 years      3.51 years

     Scheduled maturities of Federal Home Loan Bank advances in 1997 are approximately 236.8 million. Maturities during 1998, 1999, 2000, and 2001 are approximately $102.0 million, $275.0 million, $205.0 million, and $450.1 million, respectively.

NOTE J -- LONG-TERM DEBT

     A summary of long-term debt at December 31 follows:

                                                                 1996         1995
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Subordinated:
  8 5/8% Subordinated Notes, due May 15, 2004...............  $  100,000   $  100,000
  7% Debentures, due May 15, 2003...........................     100,000      100,000
  7 5/8% Subordinated Notes, due May 1, 2004................     100,000      100,000
  9.95% Subordinated Capital Notes, due June 1, 1999........      75,000       75,000
  7.74% Subordinated Notes, due May 15, 2025................      50,000       50,000
  7.69% Subordinated Notes, due May 15, 2025................     100,000      100,000
  7.00% Subordinated Notes, due November 15, 2008...........     200,000            0
  Bank Notes................................................     250,000            0
  Other.....................................................       8,243       10,431
                                                              ----------   ----------
          Total long-term debt..............................  $  983,243   $  535,431
                                                              ==========   ==========

     During 1996 the Company issued $200.0 million in 7.00% Subordinated Capital Notes due in 2008, $250.0 million of Bank Notes which mature $150.0 million in 1998 and $100.0 million in 2006, and $0.1 million of other debt that matures in 2006. All of the Subordinated Notes, along with the 7% Debentures, and the Bank Notes, are not callable prior to maturity and no sinking fund is required. All of the Subordinated Notes and debentures qualify as supplemental capital under the Capital Adequacy Guidelines of the Federal Reserve Board.

     The 9.95% Subordinated Capital Notes will be redeemed, at the Company's option, in cash from the proceeds of the sale of capital securities, or exchanged for qualifying capital securities, having a market value equal to the principal amount of the notes. These notes are unsecured and subordinated to all present and future senior indebtedness of the Company. These notes may not be redeemed prior to maturity, except upon the occurrence of certain events relating to the federal income tax treatment of the notes by the Company.

     There are no scheduled maturities of long-term debt in 1997. Maturities during 1998, 1999, 2000, and 2001 are approximately $150.0 million, $75.0 million, none and $0.1 million, respectively.

NOTE K -- COMMITMENTS AND CONTINGENCIES

LITIGATION

     Certain of the Company's subsidiaries are defendants in various proceedings arising in the normal course of business. These claims relate to the lending and investment advisory services provided by the Company and include alleged compensatory and punitive damages.

     In addition, subsidiaries of the Company have been named as defendants in suits that allege fraudulent, deceptive or collusive practices in connection with certain financing activities. These suits are typical of

                             SOUTHTRUST CORPORATION
complaints that have been filed in recent years challenging financial transactions between plaintiffs and various financial institutions. The complaints in such cases frequently seek punitive damages in transactions involving fairly small amounts of actual damages, and in recent years, have resulted in large punitive damage awards to plaintiffs.

     Although it is not possible to determine, with any certainty at this point in time, the potential exposure related to punitive damages in connection with these suits, Management based upon consultation with legal counsel, believes that the ultimate resolutions of these proceedings will not have a material adverse effect on the Company's financial statements.

LEASES

     At December 31, 1996, the Company was obligated under various cancelable and non-cancelable leases for premises and equipment. Certain leases contain various renewal options that are priced at market rates. Total rental expense for the years ended December 31, 1996, 1995 and 1994 was $21,497,000, $18,579,000 and $16,776,000. Future minimum rental commitments as of December 31, 1996 for all non-cancelable leases with initial or remaining terms of more than one year are as follows:

                                                         PREMISES   EQUIPMENT    TOTAL
                                                         --------   ---------   --------
                                                                 (IN THOUSANDS)
1997...................................................  $ 19,095     $248      $ 19,343
1998...................................................    17,109      227        17,336
1999...................................................    14,509      156        14,665
2000...................................................    12,353       58        12,411
2001...................................................    11,265        6        11,271
After 2001.............................................    44,884        0        44,884
                                                         --------     ----      --------
          Totals.......................................  $119,215     $695      $119,910
                                                         ========     ====      ========

STANDBY LETTERS OF CREDIT AND COMMITMENTS

     The Company's subsidiary banks had standby letters of credit outstanding of approximately $595,053,000 at December 31, 1996 and 608,830,000 at December 31, 1995.

     The Company's subsidiary banks had outstanding commitments to extend credit of approximately $6,319,860,000 at December 31, 1996 and 4,715,933,000 at
December 31, 1995. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     The Company's policies as to collateral and assumption of credit risk for off-balance-sheet commitments are essentially the same as those for extension of credit to its customers.

ASSETS SOLD WITH RECOURSE

     The Company's subsidiaries regularly originate and sell loans, consisting primarily of mortgages subject to various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions are insignificant. The total amount of loans outstanding subject to such recourse was $1,163.6 million at December 31, 1996 and $1,209.0 million at December 31, 1995. Under terms of the recourse agreements, the Company would be required to repurchase certain loans if they become non-performing. All such loans sold had a loan-to-collateral ratio of 80% or less, or mortgage insurance to cover losses up to 80% of the collateral value, at the times the various loans were originated. The underlying collateral to these mortgages are generally 1-4 family residential properties. Potential losses under these recourse agreements are affected by changes in the collateral value of the particular loans involved. Estimates of losses are recognized when the mortgages are sold and are adjusted subsequently when estimated losses change.

                             SOUTHTRUST CORPORATION

INTEREST RATE SWAPS

     The Company has entered into interest rate swap agreements ("Swaps"), which provide for the Company to pay interest based on the Floating London Interbank Offered Rate while receiving payments on a fixed rate. The average notional face amount of these agreements was $790.4 million in 1996 and $697 million in 1995. The effective notional amounts outstanding at December 31, 1996 and 1995 were $970 million and $650 million, respectively. During 1996, the average rate paid under the agreements was 5.56% and the average rate earned was 6.68%. For 1995, the average rate paid was 6.03% and the average rate earned was 6.60%.

     Credit risk represents the potential loss of the net accrued receivable that may occur due to the nonperformance by a party to a contract. The Company controls credit risk for interest rate swap contracts by applying uniform credit standards maintained for other activities with credit risk. The Company monitors transactions under credit risk limits previously approved as a result of the credit review and also enters into collateralization agreements with each counterparty. At December 31, 1996 the net accrued receivable was $26.5 million.

     At December 31, 1996, the effective notional amounts and contractual maturities of Swaps are as follows:

   EFFECTIVE                       LIABILITIES
NOTIONAL AMOUNT   EXPIRATION         HEDGED
---------------   ----------   -------------------
 (IN MILLIONS)
     $ 50            1997      Deposit liabilities
       25            1998      Deposit liabilities
      100            2001      Long-term debt
      100            2003      Long-term debt
       45            2003      Deposit liabilities
      200            2004      Long-term debt
      150            2005      Long-term debt
       50            2006      Deposit liabilities
      200            2008      Long-term debt
       50            2008      Deposit liabilities
     ----
     $970
     ====

     From time to time, the Company utilizes interest rate options to hedge mortgage loans held for sale. During 1996 the effect on net income from use of options was insignificant. At December 31, 1996 there were no option contracts outstanding.

NOTE L -- EMPLOYEE BENEFITS

DEFINED BENEFIT AND DEFINED CONTRIBUTION PLANS

     The Company has a trusteed defined benefit pension plan for the benefit of substantially all employees of the Company and its subsidiaries, the "Trusteed Plan." The Company also maintains a supplemental defined benefit plan, the "Supplemental Plan," a deferred compensation plan, the "Deferred Plan," and an incentive pay plan, the "Incentive Plan," for certain key executives. The Company's funding policy with respect to the Trusteed Plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. The other plans are unfunded.

     The weighted-average discount rate and rate used in determining the actuarial present value of the projected benefit obligations for all defined benefit plans was 8.0% in 1996, 7.5% in 1995 and 8.5% in 1994. The rate of increase in future compensation levels for all defined benefit plans was 5.50% in 1996, 1995 and 1994. The rate of expected return on plan assets for the Trusteed Plan in 1996, 1995 and 1994 was 9.25%. Prior service costs for all defined benefit plans are being amortized on a straight-line basis.

                             SOUTHTRUST CORPORATION

     The Company also maintains a defined contribution deferred profit sharing plan that meets the requirements of section 401(k) of the Internal Revenue Code. Company contributions to the deferred profit sharing plan are based on a pre-determined formula of up to 15% of participants' salaries, which is the maximum amount deductible for federal income tax purposes.

     Provisions for contributions to the deferred profit sharing plan were approximately $12.4 million in 1996, $11.7 million in 1995 and $11.2 million in 1994.

     As of December 31, 1996, the Trusteed Plan and the profit sharing plan owned 485,295 and 1,824,450 shares of the Company's common stock, and received dividends on those shares of $370,296 and $1,528,666, respectively.

TRUSTEED PLAN

     The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996:

                                                                1996        1995
                                                              --------    --------
                                                                 (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
     of $55,281 in 1996 and $49,594 in 1995.................  $(63,929)   $(56,940)
                                                              ========    ========
Projected benefit obligation for service rendered to date...   (78,189)   $(70,090)
Plan assets at fair value, primarily listed stocks and U.S.
  Government securities.....................................    82,010      65,028
                                                              --------    --------
Plan assets over (under) projected benefit obligation.......     3,821      (5,062)
Unrecognized net (gain) loss from past experience different
  from that assumed and effects of changes in assumptions...    (3,804)      6,451
Prior service cost not yet recognized in net periodic
  pension cost..............................................        36          42
Unrecognized net asset at January 1, 1996 and 1995..........    (3,119)     (3,640)
                                                              --------    --------
Accrued pension cost included in other liabilities..........  $ (3,066)   $ (2,209)
                                                              ========    ========

     Net pension cost for 1996, 1995 and 1994 includes the following components:

                                                           1996      1995       1994
                                                          -------   -------    -------
Service cost-benefits earned during the period..........  $ 5,108   $ 3,155    $ 3,837
Interest cost on projected benefit obligation...........    5,252     4,191      3,835
Actual return on plan assets............................   (9,690)  (15,126)     1,948
Net amortization and deferral...........................    3,145     9,919     (7,388)
                                                          -------   -------    -------
Net periodic pension cost...............................  $ 3,815   $ 2,139    $ 2,232
                                                          =======   =======    =======

                             SOUTHTRUST CORPORATION

SUPPLEMENTAL, DEFERRED AND INCENTIVE PLANS

     The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 1996 and 1995 and for each of the three years ended December 31, 1996:

                                                                1996       1995
                                                              --------    -------
                                                                (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
     of $9,010 in 1996 and $7,412 in 1995...................  $ (9,205)   $(7,754)
                                                              ========    =======
Projected benefit obligation for service rendered to date...  $(10,865)   $(9,510)
Plan assets at fair value...................................         0          0
                                                              --------    -------
Excess of projected benefit obligation over plan assets.....   (10,865)    (9,510)
Unrecognized net (gain) loss from past experience different
  from that assumed and effects of changes in assumptions...  $  1,810    $ 1,677
Prior service cost not yet recognized in net periodic
  pension cost..............................................     2,365      2,563
Unrecognized net liability at January 1, 1996 and 1995......        69        138
Additional periodic liability...............................    (2,584)    (2,622)
                                                              --------    -------
Accrued pension cost included in other liabilities..........  $ (9,205)   $(7,754)
                                                              ========    =======

     Net pension cost for 1996, 1995 and 1994 includes the following components:

                                                               1996     1995     1994
                                                              ------   ------   ------
Service cost-benefits earned during the period..............  $  622   $  544   $  516
Interest cost on projected benefit obligation...............     761      588      465
Net amortization and deferral...............................     397      268      272
                                                              ------   ------   ------
Net periodic pension cost...................................  $1,780   $1,400   $1,253
                                                              ======   ======   ======

POSTRETIREMENT BENEFITS

     The Company sponsors an unfunded defined benefit postretirement health care plan. All employees who retire under the plan at age 55 or later with 10 or more years of service are eligible to receive certain limited postretirement health care benefits until age 65. The plan is identical to the specific medical plan covering the employee prior to retirement. The plan is contributory, with retiree contributions adjusted annually.

     Net postretirement health care cost for 1996, 1995 and 1994 includes the following components:

                                                              1996   1995   1994
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Service cost -- benefits attributed to service during the
  period....................................................  $353   $265   $234
Interest cost on accumulated postretirement benefit
  obligation................................................   277    233    233
Amortization of transition obligation over 20 years.........   107     88    106
                                                              ----   ----   ----
          Net periodic postretirement benefit costs.........  $737   $586   $573
                                                              ====   ====   ====

     For measurement purposes, a 10%, 10% and 15% annual rate of increase in the per capita cost of covered health care claims was assumed for 1996, 1995 and 1994, respectively; the rate is assumed to decrease to 7% for years thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $1,105,000 and the aggregate of the components of net periodic postretirement benefit cost for the year then ended by $111,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% in 1996, 7.5% in 1995 and 8.5% in 1994.

                             SOUTHTRUST CORPORATION

     The Company has elected to amortize the unfunded transition obligation over a 20-year period as permitted.

     The plan's accumulated postretirement benefit obligation was $3,987,000 at December 31, 1996, with $633,000 related to retirees and $3,354,000 for other active employees. The plan had an unrecognized transition obligation of $2,112,000, resulting in an accrued liability of $2,869,000.

LONG-TERM INCENTIVE PLAN

     The Company maintains an incentive compensation plan, known as the Long-Term Incentive Plan (the "Plan"), that permits the grant of either stock options, stock appreciation rights, restricted stock, performance shares, or performance units to certain key employees. This plan replaces the Amended and Restated 1984 Stock Option Plan (the "1984 Plan") and the 1993 Stock Option Plan (the "1993 Plan") described elsewhere in this footnote. The option awards outstanding under those plans were not affected. The Company has reserved 4,200,000 shares for issuance under the Plan.

STOCK OPTION PLAN

     Under the 1984 Plan and the 1993 Plan the Company could grant options for up to 3,465,000 and 1,700,000 shares respectively. The Company has granted options on approximately 2.3 million and 0.9 million shares, respectively, through December 31, 1996. Effective January 1, 1996, these two plans were replaced by the Long-Term Incentive Plan discussed elsewhere in this footnote, and no further grants will be made under these plans. Under the plans, the option exercise price equals the stock's market price on the date of grant. The Plans' options vest after one year, and expire after ten years.

     A summary of the status of the Company's Stock Option Plans at December 31, 1996, 1995, and 1994 and changes during the years then ended is presented in the table and narrative below:

                                      1996                   1995                   1994
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                               SHARES     EXERCISE    SHARES     EXERCISE    SHARES     EXERCISE
                                (000)      PRICE       (000)      PRICE       (000)      PRICE
                              ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year......................  1,246,305    $14.66    1,201,699    $12.94    1,179,339    $11.01
Granted.....................    386,200     25.25      305,915     19.13      231,098     18.63
Issued in business
  combinations..............     74,501     10.75       46,106     13.70       41,259      9.68
Exercised...................   (221,166)    10.35     (255,923)     9.11     (234,995)     7.20
Forfeited...................    (11,550)    24.22      (51,492)    18.50      (15,002)    18.27
Expired.....................         --        --           --        --           --        --
                              ---------              ---------              ---------
Outstanding at end of
  year......................  1,474,290     17.70    1,246,305     14.66    1,201,699     12.94
                              ---------              ---------              ---------
Exercisable at end of
  year......................  1,088,090     15.11      940,390     13.25      970,601     11.59
Weighted average fair value
  of options granted........      $3.87                  $3.71                    N/A

     299,500 of the 1,474,290 options outstanding at December 31, 1996 have exercise prices between $4.88 and $9.83, with a weighted average exercise price of $7.07 and a weighted average remaining contractual life of 3.0 years. All of these options are exercisable. The remaining 1,174,790 options have exercise prices between $9.83 and $25.25, with a weighted average exercise price of $20.41 and a weighted average remaining contractual life of 7.5 years. 798,194 of these options are exercisable; their weighted average exercise price is $18.12.

     In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to apply APB Opinion 25 and related Interpretations in accounting for its

                             SOUTHTRUST CORPORATION
stock option plans and, accordingly, does not recognize compensation cost for options granted at market value. If the Company had elected to recognize compensation cost for options granted in 1995 and 1996, based on the fair value of the options granted at grant date as permitted by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                                                 1996          1995
                                                              ----------    ----------
Net income -- as reported...................................  $  254,703    $  199,005
                                                              ==========    ==========
Net income -- pro forma.....................................     253,690       198,215
                                                              ==========    ==========
Earnings per share -- as reported...........................        2.69          2.36
                                                              ==========    ==========
Earnings per share -- pro forma.............................        2.67          2.35
                                                              ==========    ==========

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                1996        1995
                                                              --------    --------
Expected dividend yield.....................................     3.17%       3.56%
Expected stock price volatility.............................       17%         18%
Risk-free interest rate.....................................     5.26%       7.74%
Expected life of options....................................   4 years     4 years

PERFORMANCE SHARES

     During 1996, the Company granted 127,425 performance shares. Actual shares awarded are determined by certain performance criteria, which may result in the issuance of either more or fewer shares than initially granted. Payment of the earned performance shares will be made 50% in cash and 50% in shares. Sale or other transfer of the shares is restricted for three years from the end of the performance period. The performance period is generally three years. Compensation for performance shares under the Plan is charged to earnings over the performance period based on the fair value of the Company's Stock at the award date, and amounted to $4.1 million in 1996.

EMPLOYEE STOCK PURCHASE PLAN

     The 1990 Discounted Stock Plan (the "Discounted Plan") was established in order to give all employees an opportunity to acquire equity interest in the Company at a discount (17.5%) to the market value as of the acceptance date. Awards are made to all employees (including executive officers) who have completed five years of full time service to the Company and its subsidiaries. Employees have two opportunities to accept all or a portion of the award. Transfer, sale or other disposition of the shares is restricted for three years after the date of purchase. If an employee leaves, the Company has the right to repurchase the shares at the purchase price. Total shares purchased under the Discounted Plan in 1996 were 33,028. A total of 1,125,000 shares of Common Stock of the Company is reserved for issuance under the Discounted Plan, and the aggregate purchase price of shares of Common Stock awarded to each employee may not exceed 10% of the annual salary of each employee.

                             SOUTHTRUST CORPORATION

NOTE M -- INCOME TAXES

     The provision for income taxes was as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                            1996       1995      1994
                                                          --------   --------   -------
                                                                 (IN THOUSANDS)
Current:
  Federal...............................................  $119,424   $ 91,290   $84,394
  State.................................................    14,774     12,154     9,221
                                                          --------   --------   -------
                                                           134,198    103,444    93,615
                                                          --------   --------   -------
Deferred (Prepaid):
  Federal...............................................      (726)     2,124    (5,314)
  State.................................................      (665)      (529)       37
                                                          --------   --------   -------
                                                            (1,391)     1,595    (5,277)
                                                          --------   --------   -------
          Totals........................................  $132,807   $105,039   $88,338
                                                          ========   ========   =======

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows:

                                              1996              1995              1994
                                         --------------    --------------    --------------
Pre-tax income at statutory rates......  $135,602   35%    $106,415    35%   $ 91,469    35%
Add (deduct):
  State income tax, net of federal tax
     benefit...........................     9,170    2        7,556     3       6,017     2
  Tax-exempt interest income...........    (7,790)  (2)      (9,581)   (3)    (10,317)   (4)
  Other................................    (4,175)  (1)         649     0       1,169     1
                                         --------   --     --------   ---    --------   ---
          Totals.......................  $132,807   34%    $105,039    35%   $ 88,338    34%
                                         ========   ==     ========   ===    ========   ===

     The components of net deferred tax assets as of December 31, 1996 and 1995 were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Deferred Tax Assets:
  Allowance for loan losses.................................    $ 93,295      $ 73,826
  Net unrealized losses on securities.......................       4,442         6,005
  Other.....................................................      29,159        32,911
                                                                --------      --------
          Total deferred tax assets.........................     126,896       112,742
                                                                --------      --------
Deferred Tax Liabilities:
  Depreciation..............................................     (12,737)       (8,067)
  Leasing...................................................     (62,864)      (57,685)
  Other.....................................................      (7,203)       (7,017)
                                                                --------      --------
          Total deferred tax liabilities....................     (82,804)      (72,769)
                                                                --------      --------
          Net Deferred Tax Asset............................    $ 44,092      $ 39,973
                                                                ========      ========

     The deferred tax asset above is net of an insignificant valuation allowance. The Company has sufficient refundable taxes paid in available carryback years to realize its recorded deferred tax asset. The Company's federal and state income tax returns are subject to routine examination by governmental authorities. Various examinations are now in progress covering certain returns and, in the opinion of Management, any adjustments which may result from such examinations will not have a material effect on the Company's consolidated financial statements.

                             SOUTHTRUST CORPORATION

NOTE N -- SUPPLEMENTAL INCOME STATEMENT INFORMATION

     The following provides further analysis of other non-interest expense for the years ended December 31:

                                                           1996       1995       1994
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Other expense:
  Communications.......................................  $ 30,791   $ 25,157   $ 22,136
  Professional services................................    45,596     34,785     27,242
  Business development.................................    23,199     21,221     16,090
  Other................................................   125,415     99,470     94,722
                                                         --------   --------   --------
          Totals.......................................  $225,001   $180,633   $160,190
                                                         ========   ========   ========

NOTE O -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of financial instruments in accordance with the requirements of SFAS No. 107 at December 31, 1996 and 1995 are as follows:

                                                        1996                        1995
                                              -------------------------   -------------------------
                                               CARRYING      ESTIMATED     CARRYING      ESTIMATED
                                                AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                              -----------   -----------   -----------   -----------
                                                                 (IN THOUSANDS)
Assets:
  Cash and due from banks...................  $   903,134   $   903,134   $   773,656   $   773,656
  Federal funds sold and other short-term
     investments............................       16,365        16,365       118,988       118,988
  Assets held for sale......................      209,159       209,159       237,139       237,139
  Securities available for sale.............    2,859,012     2,859,012     2,614,803     2,614,803
  Investment securities.....................    1,956,596     1,979,094     1,585,562     1,619,050
  Loans, net of leases......................   18,849,650    18,294,649    13,986,409    13,808,821
  Interest receivable and other assets......      316,040       316,040       217,328       217,328
Liabilities:
  Deposits..................................   17,305,493    17,217,548    14,575,077    14,476,393
  Federal funds purchased and other
     short-term borrowings..................    4,071,001     4,071,001     3,207,427     3,207,427
  Interest payable and other liabilities....      384,405       384,405       327,265       327,265
  Federal Home Loan Bank advances...........    1,744,159     1,681,920       651,881       624,598
  Long-term debt............................      983,243       893,716       535,431       516,908
Off-balance sheet instruments asset
  (liability):
  Interest rate swaps in a net receivable
     position...............................       26,513        33,528        11,865        56,201
  Commitments to extend credit..............      (17,336)      (40,001)      (13,459)      (32,622)
  Standby letters of credit.................         (555)         (555)         (693)         (693)

     In cases where quoted market prices are not available, fair values have been estimated using present value or other valuation techniques. These methods are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows. In that regard, estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments, and they are not intended to represent a measure of the underlying value of the Company.

                             SOUTHTRUST CORPORATION

     The following methods and assumptions were used by the Company in estimating the fair values provided above:

CASH AND DUE FROM BANKS, FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS

     The carrying values of highly liquid instruments, such as cash on hand, interest and noninterest bearing deposits in financial institutions, and federal funds sold and other short-term investments are considered to approximate their fair values.

ASSETS HELD FOR SALE AND SECURITIES

     Substantially all of the Company's securities held for investment and assets held for sale, consisting primarily of loans held for sale to third-party investors, have a readily determinable fair value. Fair values for these securities are based on quoted market prices, where available. If not available, fair values are based on market prices of comparable instruments. The carrying amount of accrued interest on securities approximates its fair value.

LOANS, NET OF LEASES

     For loans with rates that are repriced in coordination with movements in market rates and with no significant change in credit risk, fair value estimates are based on carrying values. The fair values for other types of loans are estimated by discounting future cash flows using current rates at which loans with similar terms would be made to borrowers of similar credit ratings. The carrying amount of accrued interest on loans approximates its fair value.

DEPOSITS

     The fair values of deposit liabilities with no stated maturity are considered to be the amounts payable on demand at the reporting date (i.e., at their carrying or book value). The fair values of fixed maturity deposits are estimated using a discounted cash flow calculation that applies rates currently offered for time deposits of similar remaining maturities. The carrying amount of accrued interest payable on deposits approximates its fair value.

     The economic value attributable to the long-term relationship with depositors who provide low-cost funds to the Company is considered to be a separate intangible asset and is excluded from the presentation above.

FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

     The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

FEDERAL HOME LOAN BANK ADVANCES AND LONG-TERM DEBT

     The fair values of the Company's long-term debt are based on quoted market prices of similar instruments or estimates using the Company's incremental borrowing rates for similar types of instruments.

OFF-BALANCE-SHEET INSTRUMENTS

     Off-balance-sheet financial instruments include commitments to extend credit, standby letters of credit, interest rate swaps, and similar instruments. The fair value of such instruments is estimated using current settlement values or based on fees currently charged for similar arrangements in the market place, adjusted for changes in terms and credit risk as appropriate.

                             SOUTHTRUST CORPORATION

NOTE P -- CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

     SouthTrust Corporation Parent Company

                            STATEMENTS OF CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1995
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Cash*.......................................................  $    1,216   $    1,400
Interest-bearing time deposits*.............................      80,913       45,634
Investment securities.......................................      12,269       10,585
Securities available for sale...............................      16,235      153,937
Loans.......................................................     121,726      153,040
Loans to subsidiaries*......................................      65,977       73,604
Investment in subsidiaries*:
  Banks and bank holding companies..........................   1,850,614    1,496,174
  Non-banks.................................................      12,899       14,456
Other assets................................................      60,160       54,202
                                                              ----------   ----------
         Total Assets.......................................  $2,222,009   $2,003,032
                                                              ----------   ----------
                                     LIABILITIES
Short-term borrowings.......................................  $   21,162   $  121,381
Other liabilities...........................................      90,955       75,781
Long-term debt..............................................     375,000      375,000
                                                              ----------   ----------
         Total Liabilities..................................     487,117      572,162
Stockholders' Equity........................................   1,734,892    1,430,870
                                                              ----------   ----------
         Total Liabilities and Stockholders' Equity.........  $2,222,009   $2,003,032
                                                              ==========   ==========

                              STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Income:
  From subsidiaries*:
    Dividends
       Banks................................................  $ 84,762   $ 73,267   $ 87,094
       Non-banks............................................         0      7,047      9,134
    Interest................................................    10,989     12,721      8,290
    Service fees............................................    51,863     48,115     42,669
  Other.....................................................    14,515      7,040      3,025
                                                              --------   --------   --------
         Total Income.......................................   162,129    148,190    150,212
                                                              --------   --------   --------
Expense:
  Salaries and employee benefits............................    21,379     20,541     20,574
  Interest..................................................    26,416     26,589     21,142
  Other.....................................................    28,739     28,259     22,604
                                                              --------   --------   --------
         Total Expense......................................    76,534     75,389     64,320
                                                              --------   --------   --------
Income before income taxes and equity in undistributed net
  income of subsidiaries....................................    85,595     72,801     85,892
Income taxes (credit).......................................       335     (3,293)    (4,834)
                                                              --------   --------   --------
    Income Before Equity in Undistributed Net Income of
       Subsidiaries.........................................    85,260     76,094     90,726
Equity in undistributed net income of subsidiaries*:
  Banks and bank holding companies..........................   168,451    122,732     80,964
  Non-banks.................................................       992        179      1,312
                                                              --------   --------   --------
         Net Income.........................................  $254,703   $199,005   $173,002
                                                              ========   ========   ========

---------------

* Eliminated in consolidation.

                             SOUTHTRUST CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996        1995        1994
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating Activities
  Net Income................................................  $ 254,703   $ 199,005   $ 173,002
  Less equity in undistributed net income of subsidiaries...   (169,443)   (122,911)    (82,276)
                                                              ---------   ---------   ---------
  Income before equity in undistributed net income of
    subsidiaries............................................     85,260      76,094      90,726
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision (credit) for:
      Depreciation of premises and equipment................      1,333       1,197       1,131
      Amortization of intangibles...........................      1,177       2,583       2,487
      Deferred income tax (benefit) expense.................        592      (3,551)     (4,491)
  Realized net (gain) loss on sales of securities...........       (118)          9         (48)
  Net increase in other assets..............................     (4,826)     (9,588)     (7,478)
  Net increase in other liabilities.........................      7,692      10,390       7,606
                                                              ---------   ---------   ---------
         Net Cash Provided by Operating Activities..........     91,110      77,134      89,933
Investing Activities
  Proceeds from maturities of:
    Investment securities...................................         61           0         142
    Securities available for sale...........................        564      58,344      10,956
  Proceeds from sales of:
    Investment securities...................................          0           0           0
    Securities available for sale...........................    135,524      24,964      70,968
  Purchases of:
    Investment securities...................................       (405)       (108)          0
    Securities available for sale...........................          0    (147,603)   (108,819)
  Capital contributions.....................................    (55,684)    (37,644)    (47,419)
  Net (increase) decrease in:
    Short-term investments..................................    (35,279)    (23,524)     37,843
    Loans to subsidiaries...................................      7,626      87,054     (87,852)
    Loans...................................................     31,314    (150,966)        412
    Premises and equipment..................................     (3,804)     (2,707)     (1,193)
                                                              ---------   ---------   ---------
         Net Cash Used by Investing Activities..............     79,917    (192,190)   (124,962)
Financing Activities
  Proceeds from issuance of:
    Common Stock............................................      8,584      96,568       6,284
    Long-term debt..........................................          0           0     100,000
  Payments for:
    Long-term debt..........................................   (100,219)          0     (20,000)
    Repurchase of common stock..............................     (4,130)       (365)     (2,719)
    Cash dividends..........................................    (75,446)    (69,817)    (55,239)
  Net increase (decrease) in short-term borrowings..........          0      86,965       8,499
                                                              ---------   ---------   ---------
Net Cash Provided by Financing Activities...................   (171,211)    113,351      36,825
                                                              ---------   ---------   ---------
Increase (Decrease) in Cash and Due from Banks..............       (184)     (1,705)      1,796
                                                              ---------   ---------   ---------
Cash and Due from Banks at Beginning of Year................      1,400       3,105       1,309
                                                              ---------   ---------   ---------
Cash and Due from Banks at End of Year......................  $   1,216   $   1,400   $   3,105
                                                              =========   =========   =========

Supplemental Disclosure of Cash Flow Information; Cash Paid
  During the Period for Interest............................  $  32,872   $  31,790   $  26,955

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors is contained on pages 2 through 5, inclusive, of the Company's proxy statement for the annual meeting of stockholders, April 16, 1997 and is incorporated herein by reference.

     Information concerning the Company's executive officers is contained herein in response to Item I of Part I.

ITEM 11  EXECUTIVE COMPENSATION

     Information relating to executive compensation is contained on pages 6 through 14, inclusive, of the Company's proxy statement for the annual meeting of stockholders, April 16, 1997 and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained on pages 2 through 5, inclusive, of the Company's proxy statement for the annual meeting of stockholders, April 16, 1997, and is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is contained on page 14 of the Company's proxy statement for the annual meeting of stockholders, April 16, 1997, and is incorporated herein by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1 -- Financial Statements:

     The following consolidated financial statements of SouthTrust Corporation and subsidiaries, included in the annual report of the Company to its stockholders for the year ended December 31, 1996 are:

          Report of Independent Public Accountants

          Consolidated Statements of Condition -- December 31, 1996 and December 31, 1995

          Consolidated Statements of Income -- Years ended December 31, 1996, 1995, and 1994

          Consolidated Statements of Shareholders' Equity -- December 31, 1996, 1995, and 1994

          Consolidated Statements of Cash Flows -- Years ended December 31, 1996, 1995, and 1994

          Notes to Consolidated Financial Statements -- Three years ended December 31, 1996

     (a) 2 -- Financial Statement Schedules:

     All schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (a) 3 -- Exhibits:

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

     No. (4) SouthTrust Corporation Shareholders' Rights Agreement. (Incorporated herein by reference from Registration Statement No. 1-3613).

     No. (11) Statement of Computation of Earnings Per Share.

     No. (12) Statement of Computation of Ratios.

     No. (13) Annual Report to Stockholders for the year ended December 31, 1996 (incorporated within Form 10-K).

     No. (21) Subsidiaries of the Registrant.

     No. (23) Consents of Experts and Counsel.

     No. (24) Powers of Attorney.

     No. (27) Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K filed in the fourth quarter of 1996: None. The Company filed a current report on Form 8-K on January 22, 1997 disclosing the unaudited results of operations and statement of financial condition for the year ended December 31, 1996.

     (c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial Statements Schedules: None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 13(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOUTHTRUST CORPORATION

                                              /s/ WALLACE D. MALONE, JR.

                                          --------------------------------------
                                                  Wallace D. Malone, Jr.

Date: March 11, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             /s/ WALLACE D. MALONE, JR.                  Chairman, Chief Executive         March 11, 1997
-----------------------------------------------------      Officer, Director
               Wallace D. Malone, Jr.

                /s/ AUBREY D. BARNARD                    Secretary, Treasurer and          March 11, 1997
-----------------------------------------------------      Controller (Principal
                  Aubrey D. Barnard                        Accounting and Financial
                                                           Officer)

                          *                              Director                          March 11, 1997
-----------------------------------------------------
                    Van L. Richey

                          *                              Director                          March 11, 1997
-----------------------------------------------------
                  F. Crowder Falls

                          *                              Director                          March 11, 1997
-----------------------------------------------------
                   Rex J. Lysinger

                          *                              Director                          March 11, 1997
-----------------------------------------------------
                  William C. Hulsey

                          *                              Director                          March 11, 1997
-----------------------------------------------------
                  John M. Bradford

                          *                              Director                          March 11, 1997
-----------------------------------------------------
             Wm. Kendrick Upchurch, Jr.

                          *                              Director                          March 11, 1997
-----------------------------------------------------
                   Carl F. Bailey

                          *                              Director                          March 11, 1997
-----------------------------------------------------
                Allen J. Keesler, Jr.

                          *                              Director                          March 11, 1997
-----------------------------------------------------
                  H. Allen Franklin

                /s/ WILLIAM L. PRATER
-----------------------------------------------------
                  William L. Prater
                  Attorney-in-fact