Form 10-Q
period 1997-03-31
SOUTHTRUST CORP
filed 1997-05-14
CIK 92081

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    QUARTERLY REPORT PURSUANT TO 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  MARCH 31, 1997        Commission file number 0-3613
                   -----------------      -----------------------------

                             SOUTHTRUST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                  63-0574085
------------------------------------             ------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

 420 North 20th Street, Birmingham, Alabama               35203
--------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (205) 254-5509
                                                    ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      No    x
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31,1997.
                   --------------

                                                        Number of Shares
        Title of Class                                    Outstanding
        --------------                                    -----------
          $2.50 par                                        99,619,101

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

      The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three month periods ended March
31, 1997 and 1996. Results of operations for the interim 1997 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

Note B - Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

      In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No.125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and it applies prospectively. Earlier or retroactive application is not permitted. The Company adopted the provisions of the Standard on January 1, 1997. Based on the Company's current operating activities, management does not believe that the adoption of this statement has had a material impact on the Company's financial position or results of operations.

Note C - SFAS No.128, Earnings per Share

      In February 1997 the FASB issued SFAS No.128, Earnings per Share. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. This statement requires restatement for all prior-period earnings per share (EPS) data presented.
        SFAS No.128 simplifies the standards for computing EPS previously found in APB Opinion No.15, Earnings per Share, and makes them comparable to inter-national EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computatuion to the diluted EPS computation.
        Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.
        EPS as calculated under Opinion 15, and as shown in the following Management's Discussion and Analysis, for the three-month periods ended March 31, 1997 and March 31, 1996 was $0.72 and $0.64, respectively. The restated basic EPS amounts for those same periods in 1997 and 1996, had SFAS No.128 been in effect, would have been $0.73 and $0.64, respectively. The restated diluted EPS amounts for those same periods in 1997 and 1996, has SFAS No. 128 been in effect, would have been $0.72 and $0.64, respectively.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED March 31,1997
                                   (Unaudited)

EARNINGS SUMMARY

      Net income for the first quarter of 1997 was $70.9 million, an increase of $13.5 million or 23% from the first quarter 1996 net income of $57.4 million. Net income per share for the first quarter was $0.72 in 1997 and $0.64 in 1996, an increase of 13%. Net income for the first three months of 1997 resulted in returns on average total assets and average stockholders' equity of 1.09% and 15.97%, respectively.

NET INTEREST INCOME

      Net interest income is the difference between interest income and interest expense and is the major component of net income of the Company. For purposes of this discussion, income that is either exempt from federal income taxes or is taxed at a preferential rate has been adjusted to fully taxable equivalent amounts using a statutory federal tax rate of 35% in both 1997 and 1996.
      Interest yields, net interest margins and net interest spreads are calculated using the underlying earning assets cost basis.
      Net interest income in the first quarter of 1997 was $247.2 million, up $52.4 million or 27% from the 1996 first quarter level of $194.8 million. The fully taxable equivalent net interest margin was 4.04% for the quarter compared to 3.99% for the quarter ended March 31, 1996. Total interest income increased to $513.2 million for the quarter, as the average level of interest earning assets increased 26% to $24,801.9 million, and the fully taxable equivalent yield on earning assets increased 6 basis points to 8.39% from the 1996 yield of 8.33%.
      Total interest expense increased $53.5 million or 25% to $266.1 million over the first quarter of 1996. The increase reflects an increase in the level of average interest-bearing liabilities of 28% to $21,869.0 million for the quarter. The average rate paid on interest-bearing liabilities decreased 8 basis points to 4.93% for the first quarter from 5.01% in the first quarter of 1996.

PROVISION FOR LOAN LOSSES

      The provision for loan losses for the first quarter of 1997 was $22.4 million, reflecting an increase of $1.9 million from the 1996 first quarter level of $20.5 million. For the quarter, net charge-offs were $11.6 million or
 .24% of average net loans on an annualized basis. For the year ended December 31, 1996 net charge-offs were $47.7 million or .28% of net loans.

NON-INTEREST INCOME

      Total non-interest income decreased $1.8 million or 3% to $62.0 million for the first quarter of 1997. Service charges on deposit accounts increased $6.7 million or 28% to $30.7 million for the quarter. These increases were due primarily to an increase in the number of deposit accounts during the periods. Mortgage banking fees decreased $4.5 million or 42% to $6.2 million for the quarter. Bank card fees increased $0.3 million or 5% to $5.6 million for the quarter. Trust fees increased $0.6 million or 12% to $5.8 million for the first quarter of 1997. Other fee income increased $0.7 million or 8% to $10.3 million for the three months ended March 31, 1997. Net securities transactions were a gain of $94,000 for the first quarter compared to securities gains of $62,000 the first quarter 1996. All other non-interest income decreased $5.7 million to $3.2 million for the first quarter of 1997. Included in other non-interest income during the first quarter of 1996 were gains from the sale of certain commercial and commercial real estate loans totaling $5.6 million. These loans were sold in response to a decision by management to limit concentrations of certain types of loans within the loan portfolio. There were no other significant non-recurring non-interest income items recorded in 1996 or 1997.

NON-INTEREST EXPENSE

      Total non-interest expense for the quarter was $174.0 million, reflecting an increase of $27.7 million or 19% from the first quarter 1996 level.
      The ratio of non-interest expense to average total assets was 2.67% for the first quarter of 1997 and 2.79% for the three month period ended March 31, 1996.
      Salaries and employee benefits accounted for the largest portion of total non-interest expense in both periods as well as the largest portion of the increase. Salaries and employee benefits expense increased $16.9 million or 22% to $95.0 million for the first quarter 1997. Contributing to this increase was the increase in the number of full time equivalent employees which increased approximately 19% from March 31, 1996 to approximately 9,400 at March 31, 1997. Net occupancy expense increased $2.2 million or 18% to $14.2 million for the quarter primarily as a result of the growth in the number of banking offices to 514 at March 31, 1997 from 479 at March 31, 1996. Equipment expense increased $2.1 million or 25% to $10.5 million for the quarter. Other non-interest expense totaled $54.4 million, an increase of 14% or $6.5 million over the comparable period in 1996.

      Banking legislation was enacted September 30, 1996 to eliminate the premium differential between Savings Association Insurance Fund (SAIF)insured institutions and Bank Insurance Fund (BIF) insured institutions. The FDIC Board of Directors met October 8, 1996 and approved a rule that, except for the possible impact of certain exemptions for de novo and "weak" institutions, established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF assessable deposits held by affected institutions as of March 31, 1995. The legislation provides that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate is sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.
      Based upon its level of SAIF deposits as of March 31, 1995, the Company paid and expensed approximately $14.0 million in the quarter ended March 31, 1996.
         There were no other significant non-recurring non-interest expense items recorded in 1996 or 1997.
      Income tax expense for the first quarter of 1997 was $39.2 million for an effective tax rate of 35.6% compared to $31.2 million or an effective rate of 35.2% in the first quarter of 1996. The statutory federal income tax rate was 35% in 1996 and 1997.


SUMMARY OF FINANCIAL CONDITION

      Total assets at March 31, 1997 were $27.4 billion, representing an increase of $4.7 billion or 21% from March 31, 1996. At December 31, 1996, total assets were $26.2 billion. Average total assets for the first three months of 1997 were $26.5 billion compared to $21.1 billion for the three month period in 1996.
      Average earning assets for the first quarter of 1997 were $24.8 billion, representing and increase of 26% over the 1996 first quarter level of $19.7 billion. Average interest-bearing liabilities through March 31, 1997 were $21.9 billion, up 28% over the 1996 first quarter level of $17.1 billion.

LOANS

      Loans, net of unearned income at March 31, 1997 totaled $20,145.5 million compared to $19,331.1 million at December 31, 1996, an increase of $814.4 million or 4%. Of the total increase, $271.1 million were obtained in the acquisitions of other financial institutions consummated during the first three months of 1997.
      Commercial real estate mortgage loans increased $246.2 million from December 31, 1996 to $3,255.1 million, or 16.0% of total loans. During the first three months of 1997 commercial real estate mortgage loans totaling

$36.5 million were obtained through acquisitions. This category represents the Company's largest credit concentration. Residential real estate mortgage loans at March 31, 1997 were $5,016.2 million or 24.7% of total loans compared to $4,687.5 million or 24.0% at December 31, 1996. Of the total increase of $328.7 million during the three month period, $195.1 million was the result of acquisitions. Real estate construction loans were $2,123.4 million or 10.5% of total loans, up from $1,930.6 million at December 31, 1996 when such loans accounted for 9.9% of total loans. Real estate construction loans obtained through acquisitions during the quarter amounted to $25.9 million.
      Commercial, financial and agricultural loans at March 31, 1997 were $6,833.3 million or 33.7% of total loans, compared to $6,847.5 million or 35.2% of total loans at December 31, 1996. The decrease during the quarter was offset by $11.6 million in loans obtained through acquisitions. This segment is widely diversified and there were no significant industry concentrations.
      Loans to individuals at March 31, 1997 totaled $3,074.6 million or 15.1% of total loans, compared to $2,992.1 million or 15.4% of total loans at December 31, 1996. Loans to individuals obtained through acquisitions during the quarter were $2.0 million.
      Total unearned income at March 31, 1997 was $157.1 million compared to $135.5 million at December 31, 1996.

NON-PERFORMING ASSETS

      Non-performing assets at March 31, 1997 were $165.2 million or 0.82% of net loans and other real estate owned, representing an increase of $26.2 million from the December 31, 1996 level of $139.0 million. Non-performing assets obtained through acquisitions during the quarter totaled $6.1 million. Included in non-performing assets at March 31, 1997 were $108.0 million of loans on non-accrual status, other real estate owned totaling $46.5 million, other repossessed assets of $10.1 million, and $0.6 million of restructured loans. Loans 90 days past due and accruing were $36.9 million at March 31, 1997 compared to $40.4 million at December 31, 1996.
      As of March 31, 1997, the Company had loans of approximately $14.5 million for which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, and may result in the loans' repayment terms being restructured, and/or the loans going on non-performing status. Such loans are continuously reviewed by management, and their classification may be changed if conditions warrant.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses at March 31, 1997 was $284.5 million or 1.41% of net loans compared to $269.9 million or 1.40% at December 31, 1996. While deterioration of the economy or rising interest rates could have a near-term effect on the Company's earnings, Management has taken into consideration present and expected economic conditions, the level of risk in the portfolio, the level of non-performing assets, potential problem loans, and delinquencies in assessing the allowance for loan losses and considers the allowance for loan losses to be adequate.
      Net charge-offs during the three months ended March 31, 1997 totaled

$11.6 million or 0.24% of average net loans on an annualized basis. The provision for loan losses during the quarter added $22.4 million to the allowance for loan losses. The allowance for loan losses at acquisition date on acquired financial institutions totaled $3.9 million.

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

      At March 31, 1997, total securities were $5,173.8 million. Investment securities amounted to $2,072.7 million and securities classified as available for sale amounted to $3,101.1 million. Investment securities are carried at amortized cost and securities available for sale are carried at fair value.
      Investment securities increased 6% from the year-end 1996 level to $2,072.7 million; and included U.S. Treasury securities of $5.5 million, U.S. Government agency securities of $1,332.7 million, Collateralized Mortgage Obligations("CMOs") and other mortgage-backed securities ("MBS") of $476.6, State, County and Municipal securities of $199.9 million and other securities of $58.0 million.
      Securities available for sale included U.S. Treasury securities of $313.7 million, U.S. Government agency securities of $934.2 million, CMOs and other MBS of $1,649.6 million, State, County and Municipal securities of $5.3 million and other securities of $198.3 million.
      At March 31, 1997, the Company's investment portfolio included $975.7 million in CMOs. CMOs present some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of declining interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages.
     The company's investment in structured notes and derivative investment securities is nominal and would not have a significant effect on the Company's net interest margin.
      At March 31, 1997, the fair value of investment securities exceeded the book value by $3.1 million. This compares to an unrealized gain of $22.5 million at December 31, 1996. For securities available for sale, the amortized cost exceeded the fair value by $27.1 million, resulting in an after-tax adjustment decreasing stockholders' equity by $17.2 million. This unrealized loss, which Management believes is temporary, compares to a net of tax unrealized loss of $7.5 million at December 31, 1996.

SHORT-TERM INVESTMENTS

      Short-term investments at March 31, 1997 totaled $242.3 million, reflecting an increase of $16.8 million from the December 31, 1996 level of $225.5 million. At March 31, 1997, short-term investments consisted of $9.4 million in federal funds sold, $9.1 million in securities purchased under resale agreements, $17.5 million in time deposits with other banks, and $206.3 million in assets held for sale. Assets held for sale consisted of $197.8 million in mortgage loans in the process of being securitized and sold to second party investors and $8.5 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.

      The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position in determining desired balances of short-term investments and alternative uses of such funds.

OTHER ASSETS

      Other assets at March 31, 1997 were $1,250.3 million compared to $1,217.7 million at December 31, 1996. At March 31, 1997, other assets included $527.4 million in premises and equipment, due from customers on acceptances of $26.0 million, accrued interest receivable of $207.4 million, other accounts receivable of $74.2 million, other real estate owned and other repossessed assets totaling $56.6 million, mortgage servicing rights of $34.5 million, other intangible assets of $187.3 million and other non-earning assets of $136.9 million.
      Cash and due from banks was $822.7 million at March 31, 1997, a decrease of $80.4 million from $903.1 million at December 31, 1996.

FUNDING

      The Company's funding sources can be divided into four broad categories: deposits, short-term borrowings, Federal Home Loan Bank advances, and long-term borrowings.

DEPOSITS

      Deposits are the Company's primary source of funding. Total deposits at March 31, 1997 were $17,593.6 million up $288.1 million or 2% from the December 31, 1996 level of $17,305.5 million. During the first three months of 1997, acquisitions of other financial institutions added $284.3 million of deposits. At March 31, 1997, total deposits included interest-bearing deposits of $15,089.2 million and other deposits of $2,504.4 million.
      Core deposits, defined as demand deposits and time deposits less than $100,000, totaled $15,182.5 million or 86.3% of total deposits at March 31, 1997. This compares to core deposits of $14,954.3 million or 86.4% at December 31, 1996.

SHORT-TERM BORROWINGS

      Short-term borrowings at March 31, 1997 were $4,812.1 million and included federal funds purchased of $2,849.8 million, securities sold under agreements to repurchase of $888.2 million and other borrowed funds of $1,074.1 million. At March 31, 1997, total short-term borrowings were 17.6% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $4,071.0 million or 15.5% of total liabilities and stockholders' equity at December 31, 1996.

FEDERAL HOME LOAN BANK ADVANCES

      The Company uses Federal Home Loan Bank (FHLB) advances as an alternative to increasing its liability in certificates of deposits or other deposit programs with similar maturities. These advances generally offer more attractive rates when compared to other mid-term financing options.
      FHLB advances totaled $1,653.4 million at March 31, 1997. The current quarter end balance is down $90.8 million or 5% from level outstanding at December 31, 1996.

LONG-TERM DEBT

      At March 31, 1997, total long-term debt was $982.8 million representing a decrease of $0.4 million, resulting from repayments, from the December 31, 1996 level of $983.2 million. The Company issued no additional long-term debt during the first three months on 1997. Also, acquisitions completed during the quarter had no effect on long-term debt outstanding.

CAPITAL

      At March 31, 1997, total stockholders' equity was $1,870.5 million, or 6.84% of total assets compared to $1,734.9 million or 6.62% at December 31, 1996. During the quarter net income added $70.9 million to capital. Sales of common stock through the Dividend Reinvestment Plan, the employee stock purchase and stock option plans for $2.5 million represented the issuance of 110,572 shares. A stock offering for 2,023,012 shares increased equity by $72.1 million. Equity added in business combinations increased equity by $23.4 million or 1,297,031 shares. 57,653 shares were issued under the Long- Term Incentive Plan and amounted to an increase in equity of $1.4 million. Treasury stock purchases for 7,973 shares reduced equity by $0.3 million. Dividends declared during the period totaled $24.8 million, and the net unrealized loss on securities available for sale increased $9.6 million from the December 31, 1996 level to $17.2 million at March 31, 1997.
      The Company is subject to the capital adequacy guidelines adopted by the Federal Reserve Board, which is the regulatory agency that governs bank holding companies. The Company's capital ratios and those of subsidiary banks are in excess of these regulatory requirements and Management expects that these ratios will continue to be maintained above the minimum levels required by the regulators.
      At March 31, 1997, the Company had a risk-based capital ratio of 11.97% connsisting of a Tier I capital ratio of 7.66% and supplemental capital elements of 4.31%. The leverage ratio was 6.47%.

COMMITMENTS

      The Company's subsidiary banks had standby letters of credit outstanding of approximately $617.1 million at March 31, 1997 and $595.1 million at December 31, 1996.
      The Company's subsidiary banks had outstanding commitments to extend credit of approximately $7,009.0 million at March 31, 1997 and $6,319.9 million at December 31, 1996.
      The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments is essentially the same as those for extension of credit to its customers.
      Presently the Company has no commitments for significant capital expenditures.
      The Company's subsidiaries regularly originate and sell loans, consisting primarily of mortgage loans sold to third party investors, which contain various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions are insignificant. The total amount of loans outstanding subject to recourse was $1,195.1 million at March 31, 1997 and $1,163.6 million at December 31, 1996. Under terms of the recourse agreements, the Company would be required to repurchase certain loans if they become non-performing. All such loans sold had a loan-to-collateral ratio of 80% or less, or mortgage insurance to cover losses up to 80% of the collateral value, at the times the various loans were originated. The underlying collateral to these mortgages are generally 1-4 family residential properties. Potential losses under these recourse agreements are affected by the collateral value of the particular loans involved. Losses are recognized when the mortgage is repurchased or the obligation is otherwise satisfied.

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


At March 31, 1997, the contractual maturities of Swaps were as follows:

               Notional
In Millions     Amount    Expiration    Liabilities Hedged
-----------     ------    ----------    ------------------
                  25        1997        Deposit liabilities
                  25        1998        Deposit liabilities
                 100        2001        Long-term debt
                 100        2003        Long-term debt
                  45        2003        Deposit liabilities
                 200        2004        Long-term debt
                 150        2005        Long-term debt
                  50        2006        Deposit liabilities
                 200        2008        Long-term debt
                  50        2008        Deposit liabilities
                ----
                $945

CONTINGENCIES

      Certain of the Company's subsidiaries are defendants in various legal proceedings arising in the normal course of business. These claims relate to the lending and investment advisory services provided by the Company and include alleged compensatory and punitive damages.
      In addition, subsidiaries of the Company have been named as defendants in suits that allege fraudulent, deceptive or collusive practices in connection with certain financing activities. These suits are typical of complaints that have been filed in recent years challenging financial transactions between plaintiffs and various financial institutions. The complaints in such cases frequently seek punitive damages in transactions involving fairly small amounts of actual damages, and in recent years, have resulted in large punitive damage awards to plaintiffs.
      Although it is not possible to determine, with any certainty, the potential exposure related to punitive damages in connection with these suits, Management, based upon consultation with legal counsel, believes that the ultimate resolutions of these proceedings will not have a material adverse effect on the Company's financial statements.

                             SOUTHTRUST CORPORATION
                      Consolidated Statements of Condition
                                   (Unaudited)

                                                               March 31                   December 31
                                                     -------------------------------------------------
(In Thousands)                                            1997            1996               1996
                                                     -------------------------------------------------
ASSETS
  Cash and due from banks                            $    822,666     $    658,638     $    903,134
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                              18,481           56,559           12,180
    Interest-bearing deposits in other banks               17,505            4,831            4,185
    Assets held for sale                                  206,300          233,349          209,159
                                                     ------------     ------------     ------------
       Total short-term investments                       242,286          294,739          225,524
  Securities available for sale                         3,101,080        2,853,766        2,859,012
  Securities held for investment
   (Fair value of $2,075,849 at
    March 31, 1997 and $1,720,002
    and $1,979,094 at
    March 31, 1996 and December 31,
    1996, respectivley)                                 2,072,713        1,747,220        1,956,596
  Loans                                                20,302,594       16,303,459       19,466,650
  Less:
    Unearned income                                       157,090          103,303          135,518
    Allowance for loan losses                             284,532          230,913          269,863
                                                     ------------     ------------     ------------
       Net loans                                       19,860,972       15,969,243       19,061,269
  Premises and equipment, net                             527,398          457,161          510,043
  Due from customers on acceptances                        25,954           13,528           26,599
  Other assets                                            696,983          630,865          681,016
                                                     ------------     ------------     ------------
       TOTAL ASSETS                                  $ 27,350,052     $ 22,625,160     $ 26,223,193
                                                     ============     ============     ============





LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Interest-bearing                                 $ 15,089,183     $ 13,579,680     $ 14,725,077
    Other                                               2,504,402        2,284,413        2,580,416
                                                     ------------     ------------     ------------
       Total deposits                                  17,593,585       15,864,093       17,305,493
  Federal funds purchased
    and securities sold
    under agreements to repurchase                      3,737,956        2,543,889        3,205,948
  Other short-term borrowings                           1,074,131          863,455          865,053
  Bank acceptances outstanding                             25,954           13,528           26,599
  Other liabilities                                       411,748          357,816          357,806
   Federal home loan bank advances                      1,653,367          768,881        1,744,159
  Long-term debt                                          982,855          636,530          983,243
                                                     ------------     ------------     ------------
       Total liabilities                               25,479,596       21,048,192       24,488,301
  Stockholders' equity:
    Preferred Stock, par value $1.00 a share:
      5,000,000 shares authorized; issued
      and outstanding - none                                    0                0                0
    Common Stock, par value $2.50 a share:
      300,000,000 shares authorized;
      100,271,382 shares issued
      at March 31, 1997 and 95,486,470
      and 96,783,114 at
      March 31, 1996 and December
      31, 1996, respectively                              250,678          238,716          241,958
    Capital surplus                                       487,043          392,973          410,642
    Retained earnings                                   1,160,560          965,591        1,100,170
    Unrealized loss on securities
    available for sale                                    (17,164)         (13,516)          (7,520)
    Treasury stock at cost:
      652,281 shares at March 31, 1997
      and 516,461 and 644,308
      shares at March 31, 1996 and December
      31, 1996, respectively                              (10,661)          (6,796)         (10,358)
                                                     ------------     ------------     ------------
       Total stockholders' equity                       1,870,456        1,576,968        1,734,892
                                                     ------------     ------------     ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 27,350,052     $ 22,625,160     $ 26,223,193
                                                     ============     ============     ============

See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)

                                                             Three Months Ended
                                                                 March 31
                                                        -----------------------
(In thousands, except per share data)                       1997         1996
                                                        -----------------------
INTEREST INCOME
  Interest and fees on loans                              $423,670    $331,193
  Interest on securities:
   Taxable                                                  30,877      22,108
   Non-taxable                                               3,466       4,544
                                                          --------    --------
    Total interest on investment securities                 34,343      26,652
  Interest on securities available for sale                 48,044      40,808
  Interest on short-term investments                         4,593       5,455
                                                          --------    --------
    Total interest income                                  510,650     404,108
                                                          --------    --------
INTEREST EXPENSE
  Interest on deposits                                     171,041     149,780
  Interest on short-term borrowings                         59,053      44,294
                                                            21,514       9,109
  Interest on long-term debt                                14,486       9,363
                                                          --------    --------
    Total interest expense                                 266,094     212,546
                                                          --------    --------
     Net interest income                                   244,556     191,562
PROVISION FOR LOAN LOSSES                                   22,375      20,458
                                                          --------    --------
     Net interest income after
      provision for loan losses                            222,181     171,104

NON-INTEREST INCOME
  Service charges on deposit accounts                       30,704      24,029
  Mortgage banking operations                                6,222      10,680
  Bank card fees                                             5,649       5,370
  Trust fees                                                 5,821       5,188
  Other fees                                                10,314       9,583
  Securities gains, net                                         94          62
  Other                                                      3,174       8,904
                                                          --------    --------
    Total non-interest income                               61,978      63,816
                                                          --------    --------

NON-INTEREST EXPENSE
  Salaries and employee benefits                            94,976      78,084
  Net occupancy                                             14,161      11,960
  Equipment                                                 10,462       8,361
  Other                                                     54,442      47,900
                                                          --------    --------
    Total non-interest expense                             174,041     146,305
                                                          --------    --------
     Income before income taxes                            110,118      88,615
INCOME TAX EXPENSE                                          39,218      31,174
                                                          --------    --------
     NET INCOME                                           $ 70,900    $ 57,441
                                                          ========    ========


Average number of shares outstanding (000's)                98,493      89,754
Net income per share                                      $   0.72    $   0.64
Dividends declared per share                                  0.25        0.22

See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Three Months Ended
                                                                            March 31
                                                                    -----------------------
(In Thousands)                                                        1997          1996
                                                                    -----------------------
OPERATING ACTIVITIES
  Net income                                                         $ 70,900     $ 57,441
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
     Loan losses                                                       22,375       20,458
     Depreciation of premises and equipment                             8,944        7,479
     Amortization of intangibles                                        6,317        5,717
     Amortization of security premium                                     163          710
     Accretion of security discount                                      (669)        (985)
     Deferred income tax                                                  432        3,386
   Net realized and unrealized gain on assets held for sale            (3,588)      (9,101)
   Net securities (gains) and losses                                      (94)         (62)
   Origination and purchase of loans held for sale                   (384,684)    (356,858)
   Proceeds of loans held for sale                                    379,472      380,335
   Net (increase) decrease in trading securities                       11,658        7,057
   Net (increase) decrease in other assets                            (18,899)     (41,817)
   Net increase (decrease) in other liabilities                        33,111      (38,023)
                                                                     --------     --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                        125,438       35,737


INVESTING ACTIVITIES
 Proceeds from maturities of:
   Investment securities                                              339,236      352,606
   Securities available for sale                                      109,173        3,484
  Proceeds from sales of:
   Investment securities                                                    0            0
   Securities available for sale                                        3,441        2,328
  Purchases of:
   Investment securities                                             (440,379)    (377,501)
   Securities available for sale                                     (363,913)    (248,834)
   Premises and equipment                                             (25,143)     (13,852)
  Net increase (decrease) in:
   Short-term investments                                                (425)      72,881
   Loans                                                             (553,750)    (547,307)
  Purchase of subsidiaries, net of cash acquired                        5,181       25,824
                                                                     --------     --------
   NET CASH USED IN INVESTING ACTIVITIES                             (926,579)    (730,371)


FINANCING ACTIVITIES
 Proceeds from issuance of:
   Common Stock                                                        75,970        2,804
   Federal Home Loan Bank advances                                    651,750       77,000
   Long-term debt                                                           0       99,973
  Payments for:
   Federal Home Loan Bank advances                                   (743,542)     (27,000)
   Long-term debt                                                        (388)     (23,619)
   Repurchase of Common Stock                                            (302)        (568)
   Cash Dividends                                                      (7,163)     (19,432)
  Net increase (decrease) in:
   Deposits                                                             3,820      310,604
   Short-term borrowings                                              740,528      159,854
                                                                     --------     --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                          720,673      579,616
                                                                     --------     --------
   DECREASE IN CASH AND DUE FROM BANKS                                (80,468)    (115,018)
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                        903,134      773,656
                                                                     --------     --------
  CASH AND DUE FROM BANKS AT END OF YEAR                             $822,666     $658,638
                                                                     ========     ========

  Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
    Interest                                                         $259,059     $210,148
    Income taxes                                                           60        3,200
   Non-cash transactions:
    Assets acquired in business combinations                          311,905     1,244,367
    Liabilities acquired in business combinations                     288,380     1,133,313
    Loans transferred to Other Real Estate                              6,949        1,681
    Loans securitized into mortgage-backed securities                 143,267      171,138

See Notes to Consolidated Financial Statements

                    Part II Other Information


Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits

          No. (4) SouthTrust Corporation Shareholders' Rights Agreement. (Incorporated herein by reference from Registration Statement No. 1-3613).

          No. (11)   Statement of Computation of Earnings Per Share.

          No. (27)   Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

          During the three months ended March 31, 1997 the Company filed a Form 8-K current report dated January 22, 1997 with the Securities and Exchange Commission.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SOUTHTRUST CORPORATION


Date:   May 14, 1997                           /s/ Wallace D. Malone, Jr.
       --------------------                   ---------------------------
                                              Wallace D. Malone, Jr.
                                              Chairman and Chief
                                              Executive Officer



Date:   May 14, 1997                           /s/ Aubrey D. Barnard
       --------------------                   ----------------------
                                              Aubrey D. Barnard
                                              Secretary, Treasurer and
                                              Controller