Form 10-Q
period 1997-06-30
SOUTHTRUST CORP
filed 1997-08-11
CIK 92081

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                  QUARTERLY REPORT PURSUANT TO 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  JUNE 30, 1997        Commission file number 0-3613

                           SOUTHTRUST CORPORATION
================================================================================
           (Exact name of registrant as specified in its charter)

             Delaware                                  63-0574085
------------------------------------       -------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

 420 North 20th Street, Birmingham, Alabama               35203
--------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (205) 254-5509
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30,1997.

                                                        Number of Shares
        Title of Class                                    Outstanding
        --------------                                    -----------
             $2.50 par                                    99,713,302

                           SOUTHTRUST CORPORATION
                    Consolidated Statements of Condition
                                 (Unaudited)

                                                                                 June 30            December 31
                                                                    --------------------------------------------
(In Thousands)                                                             1997           1996           1996
                                                                    --------------------------------------------
ASSETS
  Cash and due from banks                                           $    851,012    $    696,369    $    903,134
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                            141,875          69,933          12,180
    Interest-bearing deposits in other banks                              19,301          19,982           4,185
    Assets held for sale                                                 319,204         238,774         209,159
                                                                    --------------------------------------------
         Total short-term investments                                    480,380         328,689         225,524
  Securities available for sale                                        3,535,348       3,008,042       2,859,012
  Securities held for investment (Fair value of $2,225,034 at
    June 30, 1997 and $1,601,210 and $1,979,094 at
    June 30, 1996 and December 31, 1996, respectivley)                 2,205,140       1,590,714       1,956,596
  Loans                                                               21,253,182      17,212,410      19,466,650
  Less:
    Unearned income                                                      147,309         113,485         135,518
    Allowance for loan losses                                            297,696         240,405         269,863
                                                                    --------------------------------------------
         Net loans                                                    20,808,177      16,858,520      19,061,269
  Premises and equipment, net                                            560,852         476,699         510,043
  Due from customers on acceptances                                       20,847          22,628          26,599
  Other assets                                                           731,190         633,021         681,016
                                                                    --------------------------------------------
         TOTAL ASSETS                                               $ 29,192,946    $ 23,614,682    $ 26,223,193
                                                                    ============================================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Interest-bearing                                                $ 16,571,692    $ 13,626,213    $ 14,725,077
    Other                                                              2,107,716       2,444,192       2,580,416
                                                                    --------------------------------------------
         Total deposits                                               18,679,408      16,070,405      17,305,493
  Federal funds purchased and securities sold
    under agreements to repurchase                                     4,234,881       2,909,435       3,205,948
  Other short-term borrowings                                          1,091,100       1,012,557         865,053
  Bank acceptances outstanding                                            20,847          22,628          26,599
  Other liabilities                                                      400,230         335,770         357,806
  Federal Home Loan Bank advances                                      1,832,363       1,005,166       1,744,159
  Long-term debt                                                         982,358         635,195         983,243
                                                                    --------------------------------------------
         Total liabilities                                            27,241,187      21,991,156      24,488,301
  Stockholders' equity:
    Preferred Stock, par value $1.00 a share:
      5,000,000 shares authorized; issued and outstanding - none               0               0               0
    Common Stock, par value $2.50 a share:
      300,000,000 shares authorized; 100,369,804 shares issued
      at June 30, 1997 and 96,573,719  and 96,783,114 at
      June 30, 1996 and December 31, 1996, respectively                  250,925         241,434         241,958
    Capital surplus                                                      489,697         406,550         410,642
    Retained earnings                                                  1,211,022       1,008,007       1,100,170
    Unrealized gain/(loss) on securities available for sale               10,952         (22,393)         (7,520)
    Treasury stock at cost:
       656,502 shares at June 30, 1997 and 635,279 and 644,308
      shares at June 30, 1996 and December 31, 1996, respectively        (10,837)        (10,072)        (10,358)
                                                                    --------------------------------------------
         Total stockholders' equity                                    1,951,759       1,623,526       1,734,892
                                                                    --------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 29,192,946    $ 23,614,682    $ 26,223,193
                                                                    ============================================


See Notes to Consolidated Financial Statements

                            SOUTHTRUST CORPORATION
                      Consolidated Statements of Income
                                 (Unaudited)



                                                    Three Months Ended          Six Months Ended
                                                         June 30                    June 30
                                                --------------------------------------------------
(In thousands, except per share data)                1997        1996          1997         1996
                                                --------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                    $  454,568   $  359,997    $  878,238   $  691,190
  Interest on securities:
    Taxable                                         36,552       24,573        67,429       46,681
    Non-taxable                                      3,319        4,054         6,785        8,598
                                                --------------------------------------------------
      Total interest on investment securities       39,871       28,627        74,214       55,279
  Interest on securities available for sale         57,345       46,553       105,389       87,361
  Interest on short-term investments                 6,402        5,468        10,995       10,923
                                                --------------------------------------------------
      Total interest income                        558,186      440,645     1,068,836      844,753
                                                --------------------------------------------------

INTEREST EXPENSE
  Interest on deposits                             181,386      159,483       352,427      309,263
  Interest on short-term borrowings                 76,325       47,277       135,378       91,571
  Interest on Federal Home Loan Bank advances       23,482       11,451        44,996       20,560
  Interest on long-term debt                        14,968        9,445        29,454       18,808
                                                --------------------------------------------------
      Total interest expense                       296,161      227,656       562,255      440,202
                                                --------------------------------------------------
        Net interest income                        262,025      212,989       506,581      404,551
PROVISION FOR LOAN LOSSES                           26,502       20,467        48,877       40,925
                                                --------------------------------------------------
        Net interest income after
          provision for loan losses                235,523      192,522       457,704      363,626

NON-INTEREST INCOME
  Service charges on deposit accounts               30,930       26,751        61,634       50,780
  Mortgage banking operations                        6,639       11,510        12,861       22,190
  Bank card fees                                     5,958        5,611        11,607       10,981
  Trust fees                                         5,912        5,318        11,733       10,506
  Other fees                                         9,807        8,883        20,121       18,466
  Securities gains/(losses), net                       304           (6)          398           56
  Other                                              4,496        3,185         7,670       12,089
                                                --------------------------------------------------
      Total non-interest income                     64,046       61,252       126,024      125,068
                                                --------------------------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                    97,887       81,512       192,863      159,596
  Net occupancy                                     14,217       12,370        28,378       24,330
  Equipment                                         10,731        8,888        21,193       17,249
  Other                                             59,323       53,404       113,765      101,304
                                                --------------------------------------------------
      Total non-interest expense                   182,158      156,174       356,199      302,479
                                                --------------------------------------------------
        Income before income taxes                 117,411       97,600       227,529      186,215
INCOME TAX EXPENSE                                  42,044       34,477        81,262       65,651
                                                --------------------------------------------------
        NET INCOME                              $   75,367   $   63,123    $  146,267   $  120,564
                                                ==================================================

Average number of shares outstanding (000's)       100,428       95,742        99,460       92,748
Net income per share                            $     0.75   $     0.66    $     1.47   $     1.30
Dividends declared per share                    $     0.25   $     0.22    $     0.50   $     0.44


See Notes to Consolidated Financial Statements

                            SOUTHTRUST CORPORATION
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                     Six Months Ended
                                                                          June 30
                                                                --------------------------
(In Thousands)                                                       1997           1996
                                                                --------------------------
OPERATING ACTIVITIES
  Net income                                                    $   146,267    $   120,564
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                    48,877         40,925
      Depreciation of premises and equipment                         18,162         15,519
      Amortization of intangibles                                    13,153         11,923
      Amortization of security premium                                  306          1,475
      Accretion of security discount                                 (1,453)        (1,901)
      Deferred income tax                                               640         12,449
   Net realized and unrealized (gain) on assets held for sale        (8,378)       (12,395)
   Net securities (gains)                                              (398)           (56)
   Origination and purchase of loans held for sale               (1,284,766)    (1,093,535)
   Proceeds of loans held for sale                                1,190,323      1,114,630
   Net (increase) decrease in trading securities                     (7,225)         7,308
   Net (increase) decrease in other assets                           42,902        (59,834)
   Net increase (decrease) in other liabilities                      15,888        (73,741)
                                                                -----------    -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                    174,298         83,331


INVESTING ACTIVITIES
  Proceeds from maturities of:
     Investment securities                                          405,510        719,407
     Securities available for sale                                   92,331         42,022
  Proceeds from sales of:
     Investment securities                                            4,799              0
     Securities available for sale                                  107,420        106,202
  Purchases of:
     Investment securities                                         (643,417)      (567,294)
     Securities available for sale                                 (856,717)      (547,033)
     Premises and equipment                                         (55,681)       (39,676)
  Net (increase) decrease in:
     Short-term investments                                        (125,615)        58,085
     Loans                                                       (1,533,962)    (1,322,256)
  Purchase of subsidiaries, net of cash acquired                    820,019         28,997
                                                                -----------    -----------
     NET CASH USED IN INVESTING ACTIVITIES                       (1,785,313)    (1,521,546)


FINANCING ACTIVITIES
  Proceeds from issuance of:
     Common Stock                                                    78,866          4,574
     Federal Home Loan Bank advances                              1,706,750        358,286
     Long-term debt                                                       0         79,973
  Payments for:
     Federal Home Loan Bank advances                             (1,619,546)       (74,001)
     Long-term debt                                                    (886)        (2,953)
     Repurchase of Common Stock                                        (478)        (3,844)
     Cash Dividends                                                 (31,733)       (19,392)
  Net increase in:
     Deposits                                                       171,498        343,782
     Short-term borrowings                                        1,254,422        674,503
                                                                -----------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,558,893      1,360,928
                                                                -----------    -----------
     DECREASE IN CASH AND DUE FROM BANKS                            (52,122)       (77,287)
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                      903,134        773,656
                                                                -----------    -----------
  CASH AND DUE FROM BANKS AT END OF YEAR                        $   851,012    $   696,369
                                                                ===========    ===========

  Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Interest                                                  $   575,438    $   441,003
      Income taxes                                                   70,527         78,504
    Non-cash transactions:
      Assets acquired in business combinations                    1,230,314      1,432,603
      Liabilities acquired in business combinations               1,206,789      1,308,385
      Loans transferred to Other Real Estate                         18,135         10,515
      Loans securitized into mortgage-backed securities             278,296        507,491


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the six month periods ended June 30, 1997 and 1996. Results of operations for the interim 1997 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

Note B - SFAS No.128, Earnings per Share

         In February 1997 the FASB issued SFAS No.128, Earnings per Share. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. This statement requires restatement for all prior-period earnings per share
(EPS) data presented.

         SFAS No.128 simplifies the standards for computing EPS previously found in APB Opinion No.15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation.

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

         EPS as calculated under Opinion 15, and as shown in the following Management's Discussion and Analysis, for the six-month periods ended June 30, 1997 and June 30, 1996 was $1.47 and $1.30, respectively. The restated basic EPS amounts for those same periods in 1997 and 1996, had SFAS No.128 been in effect, would have been $1.48 and $1.31, respectively. The restated diluted EPS amounts for those same periods in 1997 and 1996, had SFAS No.128 been in effect, would have been $1.47 and $1.30, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED June 30,1997
                                 (Unaudited)


EARNINGS SUMMARY

         Net income for the second quarter of 1997 was $75.4 million, an increase of $12.3 million or 19% from the second quarter 1996 net income of $63.1 million. For the six months ended June 30, 1997 net income was $146.3 million, an increase of 21% from the first six months of 1996 level of $120.6 million. Net income per share for the second quarter was $0.75 in 1997 and $0.66 in 1996, an increase of 14%. On a year-to-date basis, net income per share was $1.47 at June 30, 1997, up 13% from the comparable period in 1996. Net income for the first six months of 1997 resulted in returns on average total assets and average stockholders' equity of 1.08% and 16.00%, respectively.

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

         Net interest income in the second quarter of 1997 was $264.6 million, up $48.6 million or 23% from the 1996 second quarter level of $216.0 million. On a year-to-date basis net interest income increased $100.9 milion or 25% to $511.7 million. The fully taxable equivalent net interest margins were 3.97% for the quarter and 4.00% for the six months ended June 30, 1997, respectively. Total interest income increased to $560.7 million for the quarter, as the average level of interest earning assets increased 24% to $26,712.1 million, and the fully taxable equivalent yield on earning assets increased 12 basis points to 8.41% from the 1996 yield of 8.29%. For the first six months of 1997, total interest income increased $223.0 million or 26% to $1,074.0 million as the average balance of interest-earning assets increased 25% to $25,763.6 million and the yield on interest-earning assets increased 9 basis points to 8.40%.

         Total interest expense increased $68.5 million or 30% to $296.2 million over the second quarter of 1996. The increase reflects an increase in the level of average interest-bearing liabilities of 28% to $24,071.5 million for the quarter. The average rate paid on interest-bearing liabilities increased 4 basis points to 4.93% for the second quarter from 4.89% in the second quarter of 1996. For the six months ended June 30, 1997 total interest expense increased $122.1 million or 28% to $562.3 million as the average balance of interest-bearing liabilities increased 28% to $22,976.8 million and the average rate paid decreased 1 basis point to 4.93%.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the second quarter of 1997 was $26.5 million, reflecting an increase of $6.0 million from the 1996 second quarter level of $20.5 million. On a year-to-date basis the provision for loan losses was $48.9 million reflecting an increase of $8.0 million or 19% from the first six months of 1996. For the quarter, net charge-offs were $13.3 million bringing the total for the year to $24.9 million. Total net charge-offs of loans amounted to .26% of average net loans on an annualized basis for the 1997 second quarter and .25% for the first six month period compared to .33% for the second quarter of 1996 and .32% for the first six months of 1996. For the year ended December 31, 1996 net charge-offs were $47.7 million or .28% of net loans.

NON-INTEREST INCOME

         Total non-interest income increased $2.8 million or 5% to $64.0 million for the second quarter of 1997. For the six months ended June 30, 1997, total non-interest income increased 1% or $0.9 million to $126.0 million. Service charges on deposit accounts increased $4.2 million or 16% to $30.9 million for the quarter and increased $10.9 million or 21% for the six month period. These increases were due primarily to an increase in the number of deposit accounts during the periods. Mortgage banking fees decreased $4.9 million or 42% to $6.6 million for the quarter and decreased $9.3 million or 42% to $12.9 million for the six months ended June 30, 1997. Bank card fees increased $0.3 million or 6% to $6.0 million for the quarter and $0.6 million or 6% to $11.6 million for the six month period. Trust fees increased $0.6 million or 11% to $5.9 million for the second quarter and $1.2 million or 12% for the first six months of 1997. Other fee income increased $0.9 million or 10% to $9.8 million for the three months ended June 30, 1997 and $1.6 million or 9% for the six months ended June 30, 1997. Net securities transactions were a gain of $304,000 for the second quarter and a gain of $398,000 for the first six months of 1997 compared to losses of $6,000 in the second quarter and gains of $56,000 for the first six months of 1996. All other non-interest income increased $1.3 million to $4.5 million for the second quarter of 1997 and decreased $4.4 million or 37% to $7.7 million for the six month period. Included in other non-interest income during the first quarter of 1996 were gains from the sale of certain commercial and commercial real estate loans totaling $5.6 million. These loans were sold in response to a decision by management to limit concentrations of certain types of loans within the loan portfolio. There were no other significant non-recurring non-interest income items recorded in 1996 or 1997.

NON-INTEREST EXPENSE

         Total non-interest expense for the quarter was $182.2 million, reflecting an increase of $26.0 million or 17% from the second quarter 1996 level. For the six months ended June 30, 1997 non-interest expense totaled $356.2 million reflecting an increase of $53.7 million or 18% from the comparable period in 1996.

         The ratio of non-interest expense to average total assets was 2.57% for the second quarter of 1997 and 2.62% for the six month period compared to

2.73% and 2.76% for the quarter and six month periods ended June 30, 1996.

         Salaries and employee benefits accounted for the largest portion of total non-interest expense in both periods as well as the largest portion of the increase. Salaries and employee benefits expense increased $16.4 million or 20% to $97.9 million for the second quarter 1997. On a year-to-date basis salaries and employee benefits expense increased $33.3 million or 21% to $192.9 million. Contributing to this increase was the increase in the number of full time equivalent employees which increased approximately 19% from June 30, 1996 to approximately 9,800 at June 30, 1997. Net occupancy expense increased $1.8 million or 15% to $14.2 million for the quarter and $4.0 million or 17% to $28.4 million for the six month period primarily as a result of the growth in the number of banking offices to 534 at June 30, 1997 from 493 at June 30, 1996. Equipment expense increased $1.8 million or 21% to $10.7 million for the quarter and $3.9 million or 23% to $21.2 million for the six months ended June 30, 1997. Other non-interest expense totaled $59.3 million for the quarter and $113.8 million for the six months ended June 30, 1997, reflecting increases of 11% and 12%, respectively over the comparable periods in 1996.

         Banking legislation was enacted September 30, 1996 to eliminate the premium differential between Savings Association Insurance Fund (SAIF)insured institutions and Bank Insurance Fund (BIF) insured institutions. The FDIC Board of Directors met October 8, 1996 and approved a rule that, except for the possible impact of certain exemptions for de novo and "weak" institutions, established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF assessable deposits held by affected institutions as of June 30, 1995. The legislation provides that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate is sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

         Based upon its level of SAIF deposits as of March 31, 1995, the Company paid and expensed approximately $14.0 million in the quarter ended March 31, 1996.

         There were no other significant non-recurring non-interest expense items recorded in 1996 or 1997.

         Income tax expense for the second quarter of 1997 was $42.0 million for an effective tax rate of 35.8% compared to $34.5 million or an effective rate of 35.3% in the second quarter of 1996. For the six months ended June 30, 1997, income tax expense was $81.3 million for an effective tax rate of 35.7% compared to tax expense of $65.7 million for an effective tax rate of 35.3% during the first six months of 1996. The statutory federal income tax rate was 35% in both 1996 and 1997.

SUMMARY OF FINANCIAL CONDITION

         Total assets at June 30, 1997 were $29.2 billion, representing an increase of $5.6 billion or 24% from June 30, 1996. At December 31, 1996, total assets were $26.2 billion. Average total assets for the first six months of 1997 were $27.4 billion compared to $22.1 billion for the six month period in 1996.

         Average earning assets for the first six months of 1997 were $25.8 billion, representing and increase of 25% over the 1996 level of $20.6 billion. Average interest-bearing liabilities through June 30, 1997 were $23.0 billion, up 28% over the 1996 level of $17.9 billion.

LOANS

         Loans, net of unearned income at June 30, 1997 totaled $21,105.9 million compared to $19,331.1 million at December 31, 1996, an increase of $1,774.8 million or 9%. Of the total increase, $272.6 million were obtained in the acquisitions of other financial institutions consummated during the first six months of 1997.

         Commercial real estate mortgage loans increased $388.1 million from December 31, 1996 to $3,397.0 million, or 16.0% of total loans. During the first six months of 1997 commercial real estate mortgage loans totaling $36.5 million were obtained through acquisitions. This category represents the Company's largest credit concentration. Residential real estate mortgage loans at June 30, 1997 were $5,201.8 million or 24.5% of total loans compared to $4,687.5 million or 24.0% at December 31, 1996. Of the total increase of $514.3 million during the six month period, $195.1 million was the result of acquisitions. Real estate construction loans were $2,349.0 million or 11.0% of total loans, up from $1,930.6 million at December 31, 1996 when such loans accounted for 9.9% of total loans. Real estate construction loans obtained through acquisitions during the last six months amounted to $25.9 million.

         Commercial, financial and agricultural loans at June 30, 1997 were $7,179.7 million or 33.8% of total loans, compared to $6,847.5 million or 35.2% of total loans at December 31, 1996. The increase during the quarter included $11.6 million in loans obtained through acquisitions. This segment is widely diversified and there were no significant industry concentrations.

         Loans to individuals at June 30, 1997 totaled $3,125.7 million or 14.7% of total loans, compared to $2,992.1 million or 15.4% of total loans at December 31, 1996. Loans to individuals obtained through acquisitions during the quarter were $3.6 million.

         Total unearned income at June 30, 1997 was $147.3 million compared to $135.5 million at December 31, 1996.

NON-PERFORMING ASSETS

         Non-performing assets at June 30, 1997 were $169.0 million or 0.80% of net loans and other real estate owned, representing an increase of $30.0 million from the December 31, 1996 level of $139.0 million. Non-performing assets obtained through acquisitions during the period totaled $6.1 million. Included in non-performing assets at June 30, 1997 were $103.7 million of loans on non-accrual status, other real estate owned totaling $52.6 million, other repossessed assets of $12.0 million, and $0.7 million of restructured loans. Loans 90 days past due and accruing were $45.3 million at June 30, 1997 compared to $40.4 million at December 31, 1996.

         As of June 30, 1997, the Company had loans of approximately $25.7 million for which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, and may result in the loans' repayment terms being restructured, and/or the loans going on non-performing status. Such loans are continuously reviewed by management, and their classification may be changed if conditions warrant.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses at June 30, 1997 was $297.7 million or 1.41% of net loans compared to $269.9 million or 1.40% at December 31, 1996. While deterioration of the economy or rising interest rates could have a near-term effect on the Company's earnings, Management has taken into consideration present and expected economic conditions, the level of risk in the portfolio, the level of non-performing assets, potential problem loans, and delinquencies in assessing the allowance for loan losses and considers the allowance for loan losses to be adequate.

         Net charge-offs during the six months ended June 30, 1997 totaled $24.9 million or 0.25% of average net loans on an annualized basis. The provision for loan losses during the six months added $48.9 million to the allowance for loan losses. The allowance for loan losses at acquisition date on acquired financial institutions totaled $3.9 million.

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

         At June 30, 1997, total securities were $5,740.4 million. Investment securities amounted to $2,205.1 million and securities classified as available for sale amounted to $3,535.3 million. Investment securities are carried at amortized cost and securities available for sale are carried at fair value.

         Investment securities increased 13% from the year-end 1996 level to $2,205.1 million; and included U.S. Treasury securities of $3.3 million, U.S. Government agency securities of $1,501.4 million, Collateralized Mortgage Obligations("CMOs") and other mortgage-backed securities ("MBS") of $457.2, State, County and Municipal securities of $194.1 million and other securities of $49.1 million.

         Securities available for sale included U.S. Treasury securities of $282.4 million, U.S. Government agency securities of $963.4 million, CMOs and other MBS of $2,027.3 million, State, County and Municipal securities of $4.8 million and other securities of $257.4 million.

         At June 30, 1997, the Company's investment portfolio included $930.8 million in CMOs. CMOs present some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of declining interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages.

         The Company's investment in structured notes and derivative investment securities is nominal and would not have a significant effect on the Company's net interest margin.

         At June 30, 1997, the fair value of investment securities exceeded the book value by $19.9 million. This compares to an unrealized gain of $22.5 million at December 31, 1996. For securities available for sale, the fair value exceeded amortized cost by $8.5 million, resulting in an after-tax adjustment increasing stockholders' equity by $10.9 million. This unrealized gain, which Management believes is temporary, compares to a net of tax unrealized loss of $7.5 million at December 31, 1996.

SHORT-TERM INVESTMENTS

         Short-term investments at June 30, 1997 totaled $480.4 million, reflecting an increase of $254.9 million from the December 31, 1996 level of $225.5 million. At June 30, 1997, short-term investments consisted of $141.9 million in federal funds sold, $19.3 million in time deposits with other banks, and $319.2 million in assets held for sale. Assets held for sale consisted of $289.4 million in mortgage loans in the process of being securitized and sold to second party investors and $29.8 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.

         The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position in determining desired balances of short-term investments and alternative uses of such funds.

OTHER ASSETS

         Other assets at June 30, 1997 were $1,312.9 million compared to $1,217.7 million at December 31, 1996. At June 30, 1997, other assets included $560.9 million in premises and equipment, due from customers on acceptances of $20.8 million, accrued interest receivable of $213.0 million, other accounts receivable of $51.4 million, other real estate owned and other repossessed assets totaling $64.6 million, mortgage servicing rights of $34.7 million, other intangible assets of $228.6 million and other non-earning assets of $138.9 million.

         Cash and due from banks was $851.0 million at June 30, 1997, a decrease of $52.1 million from $903.1 million at December 31, 1996.

FUNDING

         The Company's funding sources can be divided into four broad categories: deposits, short-term borrowings, Federal Home Loan Bank advances, and long-term borrowings.

DEPOSITS

         Deposits are the Company's primary source of funding. Total deposits at June 30, 1997 were $18,679.4 million up $1,373.9 million or 8% from the December 31, 1996 level of $17,305.5 million. During the first six months of 1997, acquisitions of other financial institutions added $1,202.4 million of deposits. At June 30, 1997, total deposits included interest-bearing deposits of $16,571.7 million and other deposits of $2,107.7 million.

         Core deposits, defined as demand deposits and time deposits less than $100,000, totaled $16,045.7 million or 85.9% of total deposits at June 30, 1997. This compares to core deposits of $14,954.3 million or 86.4% at December 31, 1996.

SHORT-TERM BORROWINGS

         Short-term borrowings at June 30, 1997 were 5,326.0 million and included federal funds purchased of $2,857.4 million, securities sold under agreements to repurchase of $1,377.5 million and other borrowed funds of $1,091.1 million. At June 30, 1997, total short-term borrowings were 18.2% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $4,071.0 million or 15.5% of total liabilities and stockholders' equity at December 31, 1996.

FEDERAL HOME LOAN BANK ADVANCES

         The Company uses Federal Home Loan Bank (FHLB) advances as an alternative to increasing its liability in certificates of deposits or other deposit programs with similar maturities. These advances generally offer more attractive rates when compared to other mid-term financing options.

         FHLB advances totaled $1,832.4 million at June 30, 1997. The current quarter end balance is up $88.2 million or 5% from level outstanding at December 31, 1996.

LONG-TERM DEBT

         At June 30, 1997, total long-term debt was $982.3 million representing a decrease of $0.9 million, resulting from repayments, from the December 31, 1996 level of $983.2 million. The Company issued no additional long-term debt during the first six months of 1997. Also, acquisitions completed during the quarter had no effect on long-term debt outstanding.

CAPITAL

         At June 30, 1997, total stockholders' equity was $1,951.7 million, or 6.7% of total assets compared to $1,734.9 million or 6.6% at December 31, 1996. During the first six months net income added $146.3 million to capital. Sales of common stock through the Dividend Reinvestment Plan, the employee stock purchase and stock option plans for $5.4 million represented the issuance of 235,994 shares. A stock offering for 2,023,012 shares increased equity by $72.1 million. Equity added in business combinations increased equity by $23.4 million or 1,270,031 shares. 57,653 shares were issued under the Long-Term Incentive Plan and amounted to an increase in equity of $1.4 million. Treasury stock purchases for 12,194 shares reduced equity by $0.5 million. Dividends declared during the period totaled $49.7 million, and the net unrealized gain on securities available for sale increased $18.4 million from the December 31, 1996 unrealized loss level of $7.5 million to an unrealized gain of $10.9 million at June 30, 1997.

         The Company is subject to the capital adequacy guidelines adopted by the Federal Reserve Board, which is the regulatory agency that governs bank holding companies. The Company's capital ratios and those of it's subsidiary bank are in excess of these regulatory requirements and Management expects that these ratios will continue to be maintained above the minimum levels required by the regulators.

          At June 30, 1997, the Company had an estimated risk-based capital ratio of 11.29% consisting of a Tier I capital ratio of 7.23% and supplemental capital elements of 4.06%. The leverage ratio was 6.08%.

COMMITMENTS

         The Company's subsidiary bank had standby letters of credit outstanding of approximately $633.5 million at June 30, 1997 and $595.1 million at December 31, 1996.

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $6,931.4 million at June 30, 1997 and $6,319.9 million at December 31, 1996.

         The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments is essentially the same as those for extension of credit to its customers.

         Presently the Company has no commitments for significant capital expenditures.

         The Company's subsidiaries regularly originate and sell loans, consisting primarily of mortgage loans sold to third party investors, which contain various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions have been insignificant. The total amount of loans outstanding subject to recourse was $1,277.6 million at June 30, 1997 and $1,163.6 million at December 31, 1996. Under terms of the recourse agreements, the Company would be required to repurchase certain loans if they become non-performing. All such loans sold had a loan-to-collateral ratio of 80% or less, or mortgage insurance to cover losses up to 80% of the collateral value, at the times the various loans were originated. The underlying collateral to these mortgages are generally 1-4 family residential properties. Potential losses under these recourse agreements are affected by the collateral value of the particular loans involved. Losses are recognized when the mortgage is repurchased or the obligation is otherwise satisfied.

INTEREST RATE RISK MANAGEMENT

         SouthTrust's asset/liability strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. To achieve this, the Company uses various modeling techniques to simulate interest rate risks associated with different repricing dates, yield curve changes, basis risk and option risks. Important elements of these modeling techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.

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

At June 30, 1997, the contractual maturities of Swaps were as follows:

                  Notional
In Millions        Amount      Expiration        Liabilities Hedged
-----------        ------      ----------        ------------------

                     25           1998           Deposit liabilities
                    100           2001           Long-term debt
                    100           2003           Long-term debt
                     45           2003           Deposit liabilities
                    200           2004           Long-term debt
                    150           2005           Long-term debt
                     50           2006           Deposit liabilities
                    200           2008           Long-term debt
                     50           2008           Deposit liabilities
                     25           2009           Deposit liabilities
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

RECENT DEVELOPMENTS

         Effective June 2, 1997, the Corporation, pursuant to the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Reigle-Neal Act"), consolidated all of its banking subsidiaries, consisting of ten banking subsidiaries located in the states of Alabama, Florida, Georgia, North Carolina, Mississippi, Tennessee and South Carolina, into its largest banking subsidiary, SouthTrust Bank of Alabama, National Association. The Bank consolidation was undertaken by the Corporation in order to obtain the benefits of the Reigle-Neal Act, which, subject to certain limitations, permits, after June 1, 1997, qualifying bank holding companies to engage in interstate mergers and allows banks to maintain and operate branches in states other than the states where they maintain their principal place of business.

                          Part II Other Information


Item 6.         Exhibits and Reports on Form 8-K

         (A)    Exhibits

                No.(4) SouthTrust Corporation Shareholders' Rights Agreement. (Incorporated herein by reference from Registration Statement No. 1-3613).

                No.(11) Statement of Computation of Earnings Per Share.

                No.(27) Financial Data Schedule (for SEC use only)

         (b)    Reports on Form 8-K

                During the six months ended June 30, 1997 the Company filed a Form 8-K current report dated January 22, 1997 with the Securities and Exchange Commission.



                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SOUTHTRUST CORPORATION

Date:   August 11, 1997                               /s/ Wallace D. Malone, Jr.
       -----------------------                       ---------------------------
                                                     Wallace D. Malone, Jr.
                                                     Chairman and Chief
                                                     Executive Officer

Date:   August 11, 1997                               /s/ Aubrey D. Barnard
       -----------------------                       ---------------------------
                                                     Aubrey D. Barnard
                                                     Secretary, Treasurer and
                                                     Controller