Form 10-Q
period 1997-09-30
SOUTHTRUST CORP
filed 1997-11-14
CIK 92081

===============================================================================
-------------------------------------------------------------------------------
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington , D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
               -------------------------------------------------
                         Commission File Number 0-3613

                             SOUTHTRUST CORPORATION

             (Exact name of registrant as specified in its charter)

          DELAWARE                                        63-0574085

(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification NO.)

            420 NORTH 20TH STREET, BIRMINGHAM, ALABAMA     35203

(Address of principal executive officers)                (Zip Code)


                                 (205) 254-5509

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
   -------     -------

At September 30, 1997, 99,793,613 shares of the Registrant's Common Stock, $2.50 par value were outstanding.

-------------------------------------------------------------------------------
===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


Statement Description                                                                         Page No.
------------------------------------------------------------------------------------------------------
Consolidated Condensed Statements of Condition
         September 30, 1997, December 31, 1996 and September 30, 1996                            3

Consolidated Condensed Statements of Income
         Three months and nine months ended September 30, 1997 and 1996                          4

Consolidated Condensed Statements of Stockholders' Equity
         Nine months ended September 30, 1997 and
         year ended December 31, 1996                                                            5

Consolidated Condensed Statements of Cash Flows
         Nine months ended September 30, 1997 and 1996                                           6

         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the nine month periods ended September 30, 1997 and 1996. Results of operations for the interim 1997 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Management's Discussion and Analysis of the registrant is included on Pages 8-24.

                             SOUTHTRUST CORPORATION
                 Consolidated Condensed Statements of Condition
                                  (Unaudited)

                                                                    September 30    December 31     September 30
                                                                  --------------    ------------    ------------
(Dollars in thousands)                                                 1997             1996            1996
                                                                  --------------    ------------    ------------
ASSETS
  Cash and due from banks                                          $     836,684    $    903,134    $    833,531
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                             72,050          12,180          72,512
    Interest-bearing deposits in other banks                              19,557           4,185          14,725
    Trading securities                                                    36,331          17,850           4,775
    Loans held for sale                                                  333,724         191,309         267,849
                                                                   -------------    ------------    ------------
         Total short-term investments                                    461,662         225,524         359,861
  Available-for-sale securities                                        3,349,776       2,859,012       2,873,937
  Held-to-maturity securities (1)                                      2,419,125       1,956,596       1,729,728
  Loans                                                               21,816,697      19,466,650      18,178,991
  Less:
    Unearned income                                                      148,907         135,518         121,232
    Allowance for loan losses                                            310,725         269,863         252,883
                                                                   -------------    ------------    ------------
         Net loans                                                    21,357,065      19,061,269      17,804,876
  Premises and equipment, net                                            575,002         510,043         490,949
  Due from customers on acceptances                                        9,255          26,599          14,110
  Other assets                                                           755,625         681,016         668,958
                                                                   -------------    ------------    ------------
         Total assets                                              $  29,764,194    $ 26,223,193    $ 24,775,950
                                                                   =============    ============    ============


LIABILITIES
  Deposits:
    Interest-bearing                                               $  16,890,200    $ 14,725,077    $ 14,196,995
    Other                                                              2,120,715       2,580,416       2,427,664
                                                                   -------------    ------------    ------------
         Total deposits                                               19,010,915      17,305,493      16,624,659
  Federal funds purchased and securities sold
    under agreements to repurchase                                     3,633,300       3,205,948       2,888,502
  Other short-term borrowings                                          1,145,769         865,053       1,036,126
  Bank acceptances outstanding                                             9,267          26,599          14,110
  Federal Home Loan Bank advances                                      2,532,359       1,744,159       1,397,163
  Long-term debt                                                         981,893         983,243         783,527
  Other liabilities                                                      435,612         357,806         353,673
                                                                   -------------    ------------    ------------
         Total liabilities                                            27,749,115      24,488,301      23,097,760
STOCKHOLDERS' EQUITY
    Preferred Stock, par value $1.00 a share,
      5,000,000 shares authorized; issued and outstanding - none               0               0               0
    Common Stock, par value $2.50 a share,
      300,000,000 shares authorized (2)                                  251,129         241,958         241,729
    Capital surplus                                                      491,986         410,642         409,091
    Retained earnings                                                  1,264,581       1,100,170       1,052,907
    Unrealized gain/(loss) on available-for-sale securities               18,288          (7,520)        (15,329)
    Treasury stock at cost (3)                                           (10,905)        (10,358)        (10,208)
                                                                   -------------    ------------    ------------
         Total stockholders' equity                                    2,015,079       1,734,892       1,678,190
                                                                   -------------    ------------    ------------
         Total liabilities and stockholders' equity                $  29,764,194    $ 26,223,193    $ 24,775,950
                                                                   =============    ============    ============

(1) Held-to-maturity securities-fair value                         $   2,452,014    $  1,979,094    $  1,746,430
(2) Common shares outstanding                                        100,451,728      96,783,114      96,691,536
(3) Treasury shares of common stock                                      658,115         644,308         639,548

                             SOUTHTRUST CORPORATION
                  Consolidated Condensed Statements of Income
                                  (Unaudited)

                                                                             Three Months Ended            Nine Months Ended
                                                                                September 30                  September 30
                                                                         ---------------------------   --------------------------
(In thousands, except per share data)                                    1997                 1996        1997              1996
                                                                         ---------------------------   --------------------------
Interest income
  Interest and fees on loans                                             $470,564           $385,482   $1,348,802      $1,076,672
  Interest on available-for-sale securities                                56,242             46,900      161,631         134,261
  Interest on held-to-maturity securities:
    Taxable                                                                36,447             25,479      103,876          72,160
    Non-taxable                                                             3,506              3,827       10,291          12,425
                                                                         ---------------------------   --------------------------
      Total interest on held-to-maturity securities                        39,953             29,306      114,167          84,585
  Interest on short-term investments                                        7,483              5,895       18,478          16,818
                                                                         ---------------------------   --------------------------
      Total interest income                                               574,242            467,583    1,643,078       1,312,336
                                                                         ---------------------------   --------------------------

Interest expense
  Interest on deposits                                                    194,575            163,992      547,002         473,255
  Interest on short-term borrowings                                        67,679             52,558      203,057         144,129
  Interest on Federal Home Loan Bank advances                              30,450             15,724       75,446          36,284
  Interest on long-term debt                                               15,744              9,859       45,198          28,667
                                                                         ---------------------------   --------------------------
      Total interest expense                                              308,448            242,133      870,703         682,335
                                                                         ---------------------------   --------------------------
      Net interest income                                                 265,794            225,450      772,375         630,001
Provision for loan losses                                                  20,002             21,905       68,879          62,830
                                                                         ---------------------------   --------------------------
        Net interest income after
          provision for loan losses                                       245,792            203,545      703,496         567,171
Non-interest income
  Service charges on deposit accounts                                      32,686             28,738       94,320          79,518
  Mortgage banking operations                                               7,135              8,606       19,996          30,796
  Bank card fees                                                            5,535              5,417       17,142          16,398
  Trust fees                                                                6,171              5,298       17,904          15,804
  Other fees                                                               11,307              8,554       31,428          27,020
  Securities gains, net                                                     1,053                 86        1,451             142
  Other                                                                     5,909              3,811       13,579          15,900
                                                                         ---------------------------   --------------------------
      Total non-interest income                                            69,796             60,510      195,820         185,578
                                                                         ---------------------------   --------------------------
Non-interest expense
  Salaries and employee benefits                                          105,202             81,956      298,065         241,552
  Net occupancy                                                            15,216             12,924       43,594          37,254
  Equipment                                                                11,785              9,442       32,978          26,691
  Professional services                                                    14,401             10,862       37,783          31,888
  Deposit insurance                                                         1,021             16,020        2,620          19,703
  Communications                                                            9,073              7,847       26,359          22,667
  Business development                                                      7,348              5,499       21,446          16,458
  Supplies                                                                  5,711              4,247       16,499          12,118
  Other                                                                    23,230             20,456       69,842          63,401
                                                                         ---------------------------   --------------------------
      Total non-interest expense                                          192,987            169,253      549,186         471,732
                                                                         ---------------------------   --------------------------
       Income before income taxes                                         122,601             94,802      350,130         281,017
Income tax expense                                                         44,113             29,081      125,375          94,732
                                                                         ---------------------------   --------------------------
        Net income                                                        $78,488            $65,721   $  224,755        $186,285
                                                                         ===========================   ==========================
Average number of shares outstanding (000's)                              100,692             96,673       99,874          94,066
Net income per share                                                        $0.78              $0.68        $2.25           $1.98
Dividends declared per share                                                $0.25              $0.22        $0.75           $0.66

                             SOUTHTRUST CORPORATION
           Consolidated Condensed Statements of Stockholders' Equity
                                  (Unaudited)

                                   Unrealized
                                                              Common   Capital      Retained    Gain/(Loss), Treasury
(Dollars in thousands)                                        Stock    Surplus      Earnings        net        Stock       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                                  $220,996   $340,608   $   885,129    $ (9,635)   $ (6,228) $ 1,430,870

Net Income                                                         0          0       186,285           0           0      186,285

Dividends Declared ($.88 per share)                                0          0       (61,393)          0           0      (61,393)

Issuance of 221,166 shares of Common Stock

   for stock options exercised                                   553      1,870             0           0           0        2,423

Issuance of 191,319 shares of Common Stock

   for dividend reinvestment and stock                           478      4,946             0           0           0        5,424

   purchase plan

Issuance of 33,028 shares of Common Stock

   under employee discounted stock

   purchase plan                                                  83        625             0           0           0          708

Issuance of 7,627,472 shares of Common Stock

   for acquisitions accounted for as pooling-of-interests     19,069     55,710        42,884           0           0      117,663

Issuance of 307,338 shares of Common Stock

   for acquisitions accounted for as purchases                   768      6,869             0           0           0        7,637

Issuance of 4,593 shares of Common Stock

   for conversion of debentures                                   11         14             0           0           0           25

Unrealized loss, net, on available-for-sale securities             0          0             0      (5,694)          0       (5,694)

Purchase of 149,793 shares of treasury stock                       0          0             0           0      (3,980)      (3,980)

----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                $241,958   $410,642   $ 1,100,170    $ (7,520)   $(10,358) $ 1,734,892

Net Income                                                         0          0       224,755           0           0      224,755

Dividends Declared ($.75 per share)                                0          0       (74,632)          0           0      (74,632)

Issuance of 167,876 shares of Common Stock

   for stock options exercised                                   420      1,873             0           0           0        2,293

Issuance of 121,448 shares of Common Stock

   for dividend reinvestment and stock

   purchase plan                                                 304      4,368             0           0           0        4,672

Issuance of 28,594 shares of Common Stock

   under employee discounted stock

   purchase plan                                                  71        865             0           0           0          936

Issuance of 1,270,031 shares of Common Stock

   for acquisitions accounted for as pooling-of-interests      3,175      5,980        14,288           0           0       23,443

Issuance of 57,653 shares of Common Stock under

   long-term incentive plan                                      144      1,271             0           0           0        1,415

Issuance of 2,023,012 shares of Common Stock in

   secondary offering                                          5,057     66,987             0           0           0       72,044

Unrealized gain, net, on available-for-sale securities             0          0             0      25,808           0       25,808

Purchase of 13,807 shares of treasury stock                        0          0             0           0        (547)        (547)

----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30,1997                                $251,129   $491,986   $ 1,264,581    $ 18,288    $(10,905) $ 2,015,079
==================================================================================================================================

                             SOUTHTRUST CORPORATION
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30
                                                                               --------------------------
(In thousands)                                                                      1997           1996
                                                                               --------------------------
OPERATING ACTIVITIES
  Net income                                                                   $   224,755    $   186,285
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                                   68,880         62,830
      Depreciation of premises and equipment                                        28,059         23,913
      Amortization of intangibles                                                   18,814         18,311
      Amortization of security premium                                                 428          1,845
      Accretion of security discount                                                (2,607)        (2,440)
      Deferred income tax                                                            2,775         10,972
   Net realized and unrealized gain on assets held for sale                        (15,576)       (14,862)
   Net securities gains                                                             (1,451)          (142)
   Origination and purchase of loans held for sale                              (2,683,297)    (1,551,760)
   Proceeds of loans held for sale                                               2,548,892      1,531,401
   Net (increase) decrease in trading securities                                   (10,916)        17,379
   Net (increase) decrease in other assets                                          29,128        (73,997)
   Net increase (decrease) in other liabilities                                     39,914        (44,279)
                                                                               -----------    -----------
       Net cash provided by operating activities                                   247,798        165,456

INVESTING ACTIVITIES
  Proceeds from maturities of:
     Held-to-maturity securities                                                   437,614        778,313
     Available-for-sale securities                                                 239,637         97,556
  Proceeds from sales of:
     Held-to-maturity securities                                                         0              0
     Available-for-sale securities                                                 315,516        225,208
  Purchases of:
     Held-to-maturity securities                                                  (884,122)      (764,970)
     Available-for-sale securities                                                (983,949)      (580,392)
     Premises and equipment                                                        (73,930)       (59,690)
  Net (increase) decrease in:
     Short-term investments                                                        (28,046)        61,668
     Loans                                                                      (1,952,274)    (2,221,243)
  Purchase of subsidiaries, net of cash acquired                                   779,859         23,584
                                                                               -----------    -----------
     Net cash used in investing activities                                      (2,149,695)    (2,439,966)

FINANCING ACTIVITIES
  Proceeds from issuance of:
     Common Stock                                                                   81,360          6,805
     Federal Home Loan Bank advances                                             2,608,750        938,259
     Long-term debt                                                                      0        250,000
  Payments for:
     Federal Home Loan Bank advances                                            (1,821,550)      (283,004)
     Long-term debt                                                                 (1,350)        (3,621)
     Repurchase of Common Stock                                                       (547)        (3,980)
     Cash dividends                                                                (56,627)       (61,521)
  Net increase in:
     Deposits                                                                      317,901        819,156
     Short-term borrowings                                                         707,510        672,291
                                                                               -----------    -----------
     Net cash provided by financing activities                                   1,835,447      2,334,385
                                                                               -----------    -----------
   INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS                                  (66,450)        59,875
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                     903,134        773,656
                                                                               -----------    -----------
  CASH AND DUE FROM BANKS AT END OF PERIOD                                     $   836,684    $   833,531
                                                                               ===========    ===========

  Supplemental disclosures of cash flow information:
    Cash paid during period for:
      Interest                                                                 $   864,952    $   660,072
      Income taxes                                                                 106,662        103,883
    Noncash transactions:
      Assets acquired in business combinations                                   1,463,289      1,524,082
      Liabilities acquired in business combinations                              1,391,633      1,392,932
      Loans transferred to other real estate                                        24,735         13,390
      Loans securitized into mortgage-backed securities                            722,691        620,363

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Statement of Financial Accounting Standards (SFAS) No.128,
         Earnings per Share

         In February 1997 the Financial Accounting Standards Board issued SFAS No.128, Earnings per Share. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. This statement will require restatement for all prior-period earnings per share (EPS) data presented.
         SFAS No.128 simplifies the standards for computing EPS previously found in APB Opinion No.15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation.
         Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.
         EPS as calculated under Opinion 15, and as shown on the consolidated condensed statement of income contained herein, and in the following Management's Discussion and Analysis, for the nine-month periods ended September 30, 1997 and September 30, 1996 was $2.25 and $1.98, respectively. The restated basic EPS amounts for those same periods in 1997 and 1996, had SFAS No.128 been in effect, would have been $2.27 and $1.99, respectively. The restated diluted EPS amounts for those same periods in 1997 and 1996, had SFAS No.128 been in effect, would have been $2.25 and $1.98, respectively.

Selected Quarterly Financial Data                                        Table 1
(Dollars in millions except per share data)

                                                                           Quarters Ended
                                                  -----------------------------------------------------------------
                                                                    1997                             1996
                                                  ---------------------------------------  ------------------------
                                                     Sept 30       Jun 30        Mar 31      Dec 31       Sept 30
                                                  -----------   -----------   -----------  -----------  -----------
Earnings Summary:
         Interest income                          $     574.2   $     558.2   $     510.7  $     491.9  $     467.6
         Interest expense                               308.4         296.2         266.1        255.9        242.1
                                                  -----------   -----------   -----------  -----------  -----------
         Gross interest margin                          265.8         262.0         244.6        236.0        225.5
         Provision for loan losses                       20.0          26.5          22.4         27.2         21.9
                                                  -----------   -----------   -----------  -----------  -----------
         Net interest margin                            245.8         235.5         222.2        208.8        203.6
         Non-interest income (excluding
                securities transactions)                 68.7          63.8          61.9         68.0         60.4
         Securities transactions                          1.1           0.3           0.1          1.3          0.1
         Non-interest expense                           193.0         182.2         174.1        171.6        169.3
                                                  -----------   -----------   -----------  -----------  -----------
         Income before income taxes                     122.6         117.4         110.1        106.5         94.8
         Income taxes                                    44.1          42.0          39.2         38.1         29.1
                                                  -----------   -----------   -----------  -----------  -----------
         Net income                               $      78.5   $      75.4   $      70.9  $      68.4  $      65.7
                                                  ===========   ===========   ===========  ===========  ===========

Per common share:
         Net income                               $      0.78   $      0.75   $      0.72  $      0.71  $      0.68
         Cash dividends declared                         0.25          0.25          0.25         0.22         0.22
         Book value                                     20.19         19.57         18.78        18.05        17.47
         Market value-high                              50.94         42.00         41.63        36.13        31.75
         Market value-low                               39.38         35.88         34.50        30.88        26.50

Ending balances:
         Assets                                   $  29,764.2   $  29,192.9   $  27,350.1  $  26,223.2  $  24,776.0
         Deposits                                    19,010.9      18,679.4      17,593.6     17,305.5     16,624.7
         Loans, net of unearned income               21,667.8      21,105.9      20,145.5     19,331.1     18,057.8
         Long-term debt                                 981.9         982.3         982.8        983.2        783.5
         Stockholders' equity                         2,015.1       1,951.7       1,870.5      1,734.9      1,678.2
         Common shares (thousands)                     99,794        99,713        99,619       96,139       96,052

Average balances:
         Assets                                   $  29,087.7   $  28,385.6   $  26,450.9  $  25,176.5  $  23,911.7
         Deposits                                    18,636.1      17,825.7      17,102.7     16,805.5     16,140.6
         Loans, net of unearned income               21,333.6      20,728.0      19,575.3     18,576.6     17,446.4
         Earning assets                              27,408.7      26,712.1      24,801.9     23,582.0     22,371.5
         Stockholders' equity                         1,975.7       1,887.6       1,800.4      1,698.9      1,644.6
         Primary shares (thousands)                   100,692       100,428        98,493       96,866       96,673

Selected ratios:
         Return on average total assets                  1.07%         1.06%         1.09%        1.08%        1.09%
         Return on average stockholders' equity         15.76         16.01         15.97        16.02        15.90
         Net interest margin (FTE)                       3.89          3.97          4.04         4.03         4.05
         Efficiency ratio                               57.26         55.49         56.32        55.92        58.62

Average Balances, Interest Income and Expense and
Average Yields Earned and Rates Paid
(Dollars in millions; yields on taxable equivalent basis)


                                                                                   Quarters Ended
                                                    ------------------------------------------------------------------------
                                                                 September 30, 1997                    June 30, 1997
                                                    -----------------------------------     --------------------------------
                                                      Average                    Yield/       Average                 Yield/
                                                      Balance      Interest       Rate        Balance     Interest    Rate
                                                    -----------------------------------     --------------------------------
Assets
Loans, net of unearned
   income                                           $21,333.6       $471.1        8.76%     $20,728.0       $455.2     8.81%
Available-for-sale securities                         3,432.2         56.5        6.55        3,425.1         57.4     6.69
Held-to-maturity securities:
   Taxable                                            2,039.7         36.5        7.09        2,043.5         36.6     7.17
   Non-taxable                                          186.8          5.2       11.05          196.3          5.1    10.47
Short-term investments                                  416.4          7.5        7.13          319.2          6.4     8.04
                                                    ----------------------------------      -------------------------------

     Total interest-earning assets                   27,408.7       $576.8        8.35       26,712.1       $560.7     8.41
Allowance for loan losses                              (307.4)                                 (292.2)
Other assets                                          1,986.4                                 1,965.7
                                                    ----------------------------------      -------------------------------

     Total assets                                   $29,087.7                               $28,385.6
                                                    ==================================      ===============================

Liabilities
Interest-bearing deposits                           $16,662.9       $194.6        4.63%     $15,832.9       $181.4     4.60%
Short-term borrowings                                 4,817.6         67.7        5.57        5,518.4         76.3     5.55
Federal Home Loan Bank advances                       2,243.4         30.5        5.38        1,741.5         23.5     5.41
Long-term debt                                          981.6         15.7        6.36          978.7         14.9     6.13
                                                    ----------------------------------      -------------------------------

     Total interest-bearing liabilities              24,705.5        308.5        4.95       24,071.5        296.1     4.93
Demand deposits non-interest bearing                  1,973.2                                 1,992.8
Other liabilities                                       433.3                                   433.7
Total liabilities                                    27,112.0                                26,498.0
Stockholders' Equity                                  1,975.7                                 1,887.6
                                                    ----------------------------------      -------------------------------

     Total liabilities and stockholders' equity     $29,087.7                               $28,385.6
                                                    ==================================      ===============================

Net interest income                                                 $268.3                                  $264.6
                                                    ==================================      ===============================

Net interest margin                                                               3.89%                                3.97%
                                                    ==================================      ===============================

Net interest spread                                                               3.40%                                3.48%
                                                    ==================================      ===============================


(1) Yields were calculated using the average amortized cost of the underlying assets.
(2) All yields and rates are presented on an annualized basis.

                                                                        TABLE 2


                                                     Quarters Ended
         -----------------------------------------------------------------------------------------------------
                     March 31, 1997                 December 31, 1996                  September 30, 1996
         --------------------------------   -------------------------------   --------------------------------
          Average                  Yield/     Average                Yield/     Average                 Yield/
          Balance    Interest      Rate       Balance     Interest   Rate       Balance     Interest     Rate
         --------------------------------   ------------------------------    --------------------------------
         $19,575.3     $424.3       8.79%    $18,576.6     $407.7     8.73%     $17,446.4    $386.2       8.81%
           2,986.4       48.1       6.51       2,819.6       45.8     6.41        2,896.9      47.0       6.38

           1,782.5       30.9       7.02       1,648.0       29.7     7.17        1,490.5      25.4       6.80
             204.7        5.3      10.58         215.9        5.6    10.25          223.6       5.9      10.48
             253.0        4.6       7.36         321.9        5.9     7.34          314.1       5.9       7.47
         -------------------------------     -----------------------------      ------------------------------

          24,801.9     $513.2       8.39      23,582.0     $494.7     8.34       22,371.5    $470.4       8.35
            (276.8)                             (260.5)                            (247.6)
           1,925.8                             1,855.0                            1,787.8
         -------------------------------     -----------------------------      ------------------------------

         $26,450.9                           $25,176.5                          $23,911.7
         ===============================     =============================      ==============================

         $14,755.8     $171.0       4.70%    $14,453.8     $171.4     4.72%     $13,837.5    $164.0       4.71%
           4,443.7       59.1       5.39       3,768.3       50.0     5.28        3,917.8      52.5       5.34
           1,686.4       21.5       5.17       1,583.4       21.1     5.30        1,176.0      15.7       5.32
             983.1       14.5       5.98         901.0       13.4     5.90          657.7       9.9       5.96
         -------------------------------     -----------------------------      ------------------------------
          21,869.0      266.1       4.93      20,706.5      255.9     4.92       19,589.0     242.1       4.92
           2,346.9                             2,351.7                            2,303.1
             434.6                               419.4                              375.0
          24,650.5                            23,477.6                           22,267.1
           1,800.4                             1,698.9                            1,644.6
         -------------------------------     -----------------------------      ------------------------------
         $26,450.9                           $25,176.5                          $23,911.7
         ===============================     =============================      ==============================
                       $247.1                              $238.8                            $228.3
         ===============================     =============================      ==============================
                                    4.04%                             4.03%                               4.05%
         ===============================     =============================      ==============================
                                    3.46%                             3.42%                               3.43%
         ===============================     =============================      ==============================

NET INTEREST INCOME / MARGIN.

         The Company's net interest margin decreased 16 basis points from the third quarter of 1996 to 3.89% for the 1997 third quarter period. This decrease is reflective of the increase in the ratio of interest-bearing funds to earning assets. This ratio was 90% at September 30, 1997, up from the September 30, 1996 ratio of 88%. Further, the quarter over quarter trend was affected by the loan mix. The Company is continuing to place emphasis on growing its commercial loan portfolio. These loans are very competitively priced in the marketplace, generally having thinner margins than other lending opportunities. However, these loans have shorter maturities than other loan types, reducing the Company's exposure to interest rate, credit, and liquidity risk. See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.

PROVISION FOR LOAN LOSSES.

         The provision for loan losses for the third quarter of 1997 was $20.0 million, reflecting a decrease of $1.9 million from the 1996 third quarter level of $21.9 million. The slight decrease in the third quarter provision reflects the low level of net charge-offs, and slower loan growth during the third quarter. On a year-to-date basis the provision for loan losses was $68.9 million, reflecting an increase of $6.1 million or 9.6% from the first nine months of 1996. Net charge-offs for the quarter were $9.9 million, bringing the total for the year to $34.8 million. Total net charge-offs of loans on an annualized basis amounted to .18% of average net loans for the 1997 third quarter and .23% for the nine month period compared to .24% for the third quarter of 1996 and .29% for the first nine months of 1996. For the year ended December 31, 1996 net charge-offs were $47.6 million or .28% of net loans.

NON-INTEREST INCOME.

         Total non-interest income for the quarter ended September 30, 1997 was $69.8 million, an increase of $9.3 million or 15.3% over the same period in 1996. For the nine month period ended September 30, 1997, non-interest income was up 5.5% from the comparable period in 1996 to $195.8 million. Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the third quarter and the first nine months of 1997 by 13.7% and 18.6%, respectively, from the comparable year-ago periods reflecting the overall growth in the number of deposit accounts through both internal growth and acquisitions. There were no significant non-recurring non-interest income items recorded in 1996 or 1997.

NON-INTEREST INCOME                                                      TABLE 3
(In millions)

                                                                         Quarters Ended
                                             -------------------------------------------------------------------
                                                             1997                                  1996
                                             ------------------------------------         ----------------------
                                             Sept 30        Jun 30         Mar 31         Dec 31         Sept 30
                                             -------        -----          ------         ------         -------
Service charges on deposit accounts          $32.7          $30.9          $30.7          $29.7          $28.7
Mortgage banking operations                    7.1            6.6            6.2           11.3            8.6
Trust fees                                     6.2            5.9            5.8            6.1            5.3
Securities gains                               1.1            0.3            0.1            1.3            0.1
Bank card fees                                 5.5            6.0            5.7            6.3            5.4
Other fees                                    11.3            9.9           10.3            9.9            8.6
Other                                          5.9            4.5            3.2            4.7            3.8
                                             -----          -----          -----          -----          -----
     Total                                   $69.8          $64.1          $62.0          $69.3          $60.5
                                             =====          =====          =====          =====          =====

NON-INTEREST EXPENSE.

         Total non-interest expense increased 14.0% and 16.4% in the third quarter and first nine months of 1997 as compared to the same periods in 1996. These increases are reflective of the overall growth the Company has experienced over the past year. Salaries and employee benefits expense is the largest component of non-interest expense, accounting for $105.2 million or 55% of all non-interest expense for the quarter ended September 30, 1997. The September 30, 1997 quarter over September 30, 1996 increase in salary and employee benefits expense was $23.2 million or 28.4%, due mainly to the increase in the number of full time equivalent employees, which increased 13.6% over the same period to approximately 10,000. During the third quarter of 1996 the Company amended certain employee benefit arrangements which resulted in the defeasance of liabilities and a reduction in employee benefits expense totaling $5.1 million. On a year-to-date basis salaries and benefits expense was $298.1 million for 1997, up $56.5 million or 23.4% over the comparable period in 1996. Occupancy and equipment expenses were also up in the 1997 third quarter. Both of these items are affected by the number of banking offices which increased by 5% from the December 31, 1996 level to over 530 at September 30, 1997.
         The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 56.36% for the nine month period ended September 30, 1997, down from the year ago ratio of 57.21%.
         On September 30, 1996, legislation was passed that required a one-time assessment on deposits insured by the Savings Association Insurance Fund. This assessment, which amounted to approximately $14.0 million, reduced after-tax earnings by $8.6 million. There were no other significant non-recurring non-interest expense items recorded in 1996 or 1997.



NON-INTEREST EXPENSE                                                    TABLE 4
(In millions)

                                                       Quarters Ended
                                    -----------------------------------------------
                                               1997                     1996
                                    --------------------------    -----------------
                                    Sept 30   Jun 30    Mar 31    Dec 31    Sept 30
                                    -------   ------    ------    ------    -------
Salaries and employee benefits      $105.2    $ 97.9    $ 95.0    $ 90.0    $ 82.0
Net occupancy                         15.2      14.2      14.2      12.1      12.9
Equipment                             11.8      10.7      10.5      10.6       9.4
Professional services                 14.4      11.6      11.8      13.7      10.9
Deposit insurance                      1.0       1.0       0.6       0.8      16.0
Communications                         9.1       8.7       8.6       8.1       7.8
Business development                   7.3       7.2       6.9       6.7       5.5
Supplies                               5.7       5.8       5.0       5.1       4.2
Other                                 23.3      25.1      21.5      24.4      20.6
                                    ------    ------    ------    ------    ------
     Total                          $193.0    $182.2    $174.1    $171.5    $169.3
                                    ======    ======    ======    ======    ======

INCOME TAX EXPENSE.

         Income tax expense for the third quarter of 1997 was $44.1 million for an effective tax rate of 36.0% compared to $29.1 million or an effective rate of 30.7% in the third quarter of 1996. The 1996 third quarter effective tax rate was lower than the 1997 rate primarily due to the reversal of approximately $4.5 million of accrued tax that will not be paid as a result of legislation enacted during the 1996 third quarter which rescinded a previous law requiring the recapture of certain bad debt deductions previously deducted by Thrift institutions upon their conversion from a Thrift charter to a bank charter. For the nine months ended September 30, 1997 income tax expense was $125.4 million for an effective tax rate of 35.8% compared to tax expense of $94.7 million and an effective rate of 33.7% during the first nine months of 1996. The statutory federal income tax rate was 35% in 1997 and 1996.

LOANS.

         Loans, net of unearned income at September 30, 1997 were $21,667.8 million, an increase of $2,336.7 million or 12.1% over the December 31, 1996 level. Of the total loan increase, $421.5 million was obtained in the acquisitions of other financial institutions consummated during the first nine months of 1997. Internal growth accounted for the remaining $1,915.2 million of the increase.
         Management made a strategic decision to reduce the amount of indirect lending and to closely manage the required return expected on various loan product types. This decision contributed to lower loan growth in the third quarter of 1997.
         The Company has participated in the loan securitization process through both on and off balance sheet transactions. These transactions allow the company to actively manage its loan portfolio. Specifically, the off balance sheet securitizations provide a vehicle to originate loans and earn fees on loans while maintaining credit concentrations at levels within the Company's desired goals.

LOAN PORTFOLIO                                                          TABLE 5
(In millions)

                                                                           Quarters Ended
                                           ---------------------------------------------------------------------
                                                             1997                                 1996
                                           ---------------------------------------      -----------------------
                                             Sept 30        Jun 30         Mar 31         Dec 31        Sept 30
                                           ----------     ---------      ---------      ---------      --------
Commercial, financial and agricultural     $ 6,971.4      $ 7,179.7      $ 6,833.3      $ 6,847.5      $ 6,397.7
Real estate construction                     2,539.6        2,349.0        2,123.4        1,930.6        1,772.6
Commercial real estate mortgage              3,516.3        3,397.0        3,255.1        3,008.9        2,877.8
Residential real estate mortgage             5,593.2        5,201.8        5,016.2        4,687.5        4,240.8
Loans to individuals                         3,196.2        3,125.7        3,074.6        2,992.1        2,890.1
                                           ---------      ---------      ---------      ---------      ---------
                                            21,816.7       21,253.2       20,302.6       19,466.6       18,179.0

Unearned income                               (148.9)        (147.3)        (157.1)        (135.5)        (121.2)
                                           ---------      ---------      ---------      ---------      ---------
Loans, net of unearned income               21,667.8       21,105.9       20,145.5       19,331.1       18,057.8

Allowance for loan losses                     (310.7)        (297.7)        (284.5)        (269.9)        (252.9)
                                           ---------      ---------      ---------      ---------      ---------
Net loans                                  $21,357.1      $20,808.2      $19,861.0      $19,061.2      $17,804.9
                                           =========      =========      =========      =========      =========

ALLOWANCE FOR LOAN LOSSES.

         The Company maintains an allowance for loan losses to absorb possible losses inherent in the loan portfolio. While deterioration of the economy or rising interest rates could have a near-term effect on the Company's earnings, Management has taken into consideration present and expected economic conditions, the level of risk in the portfolio, the level of non-performing assets, potential problem loans, and delinquencies in assessing the allowance for loan losses and considers the allowance for loan losses to be adequate. As asset quality and economic conditions change, the allowance for loan losses will be increased or decreased accordingly.

         The allowance for loan losses at September 30, 1997 was $310.7 million or 1.43% of net loans compared to $269.9 million or 1.40% at December 31, 1996. Net charge-offs during the quarter and nine months ended September 30, 1997 totaled $9.9 million and $34.8 million or 0.18% and 0.23%, respectively, of average net loans on an annualized basis. The provision for loan losses during these same periods added $20.0 million and $68.9 million, respectively, to the allowance for loan losses. The allowance for loan losses at acquisition date of acquired financial institutions totaled $6.8 million for 1997.


ALLOWANCE FOR LOAN LOSSES                                                TABLE 6
(In  thousands)

                                                                                       Quarters Ended
                                                               -----------------------------------------------------------------
                                                                                1997                              1996
                                                               ------------------------------------     ------------------------
                                                                 Sept 30       Jun 30       Mar 31        Dec 31        Sept 30
                                                               ---------      --------     --------     ---------      --------
Balance beginning of quarter                                   $ 297,696      $284,532     $269,863     $ 252,883      $240,405
Loans charged-off:
         Commercial, financial and agricultural                    2,880         5,594        4,657         6,855         4,742
         Real estate construction                                    (31)           38            7           (22)           60
         Commercial real estate mortgage                             460           437          180         1,573           222
         Residential real estate mortgage                          1,113           853          727           327           378
         Loans to individuals                                      8,891         8,959        8,395         8,943         7,379
                                                               ---------      --------     --------     ---------      --------
                Total charge-offs                                 13,313        15,881       13,966        17,676        12,781
                                                               =========      ========     ========     =========      ========
Recoveries of loans previously charged-off
         Commercial, financial and agricultural                    1,559         1,007          564         1,235           326
         Real estate construction                                      0             0            0            33             6
         Commercial real estate mortgage                             271            46           44           235           335
         Residential real estate mortgage                             85            57           81            32            88
         Loans to individuals                                      1,534         1,432        1,692         3,662         1,677
                                                               ---------      --------     --------     ---------      --------
                Total recoveries                                   3,449         2,542        2,381         5,197         2,432
                                                               =========      ========     ========     =========      ========

Net loans charged-off                                              9,864        13,339       11,585        12,479        10,349
Additions to allowance charged to expense                         20,002        26,502       22,375        27,196        21,905
Subsidiaries' allowance at date of purchase                        2,891             1        3,879         2,263           922
                                                               ---------      --------     --------     ---------      --------
         Balance at end of quarter                             $ 310,725      $297,696     $284,532     $ 269,863      $252,883
                                                               =========      ========     ========     =========      ========
(In  millions)
Loans outstanding at quarter end,
                net of unearned income                         $21,667.8      $21,105.9    $20,145.5    $19,331.1     $18,057.8
Average loans outstanding,
                net of unearned income                         $21,333.6      $20,728.0    $19,575.3    $18,576.6     $17,446.4

Ratios:
         End-of-quarter allowance to net loans outstanding          1.43%         1.41%        1.41%         1.40%         1.40%
         Net loans charged off to net average loans                 0.18          0.26         0.24          0.27          0.24
         Provision for loan losses to net charge-offs             202.76        198.68       193.14        217.93        211.66
         Provision for loan losses to net average loans             0.37          0.51         0.46          0.58          0.50

Non-Performing Assets.

         Non-performing assets, which include non-accrual and restructured loans, other real estate and other repossessed assets were $175.9 million at September 30, 1997, an increase of $36.9 million over the December 31, 1996 level. Non-performing assets obtained through acquisitions during the nine-month period totaled $7.8 million. This increase is the result of a largely diversified group of credits having different credit risk characteristics, geographic distributions and underlying collateral characteristics. As evidenced by the relatively flat levels of the quarterly comparison of the non-performing asset to loan ratios shown below, the increase is more closely tied to the continuing increase in size of the Company's loan portfolio, rather than the result of trends in economic conditions that are likely to affect overall credit quality or loan charge-offs over the foreseeable future. The ratio of non-performing assets to total loans plus other real estate owned was 81 basis points at September 30, 1997, while the allowance for loan losses to non-performing loans ratio was 268.38% for the same period.
         As of September 30, 1997, the Company had loans of approximately $24.6 million for which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, which may result in the loans' repayment terms being restructured and/or the loans going on non-performing status. These loans are current with respect to principal and interest payments and are not presently on non-accrual status; however, they are continuously reviewed by management and their classification may be changed if conditions warrant.


NON-PERFORMING ASSETS                                                   TABLE 7
(Dollars in millions)

                                                                         Quarters Ended
                                                     -------------------------------------------------------
                                                                   1997                          1996
                                                     -------------------------------     -------------------
                                                      Sept 30     Jun 30     Mar 31      Dec 31      Sept 30
                                                     ---------   --------    -------     -------     -------
Non-performing loans
         Commercial, financial, and agricultural     $  61.1     $  58.8     $  66.0     $  46.1     $  56.4
         Real estate construction                        5.6         4.9         2.9         4.3         4.7
         Commercial  real estate mortgage               11.4        10.0        14.1        11.5        15.0
         Residential real estate mortgage               27.2        23.7        18.3        16.6        15.9
         Loans to Individuals                           10.5         7.0         7.3         6.4         6.7
                                                     -------     -------     -------     -------     -------
                Total non-performing loans             115.8       104.4       108.6        84.9        98.7
                                                     -------     -------     -------     -------     -------
Other real estate owned                                 47.7        52.6        46.5        43.9        35.3
Other repossessed assets                                12.4        12.0        10.1        10.2         9.0
                                                     -------     -------     -------     -------     -------
                Total non-performing assets          $ 175.9     $ 169.0     $ 165.2     $ 139.0     $ 143.0
                                                     =======     =======     =======     =======     =======

Accruing loans past due 90 days or more              $  50.9     $  45.3     $  36.9     $  40.4     $  44.8

Ratios:
         Non-performing loans to total loans            0.53%       0.49%       0.54%       0.44%       0.55%
         Non-performing assets to total loans
                plus other real estate owned            0.81        0.80        0.82        0.72        0.79
         Reserve to non-performing loans              268.38      285.08      261.89      317.57      256.17

HELD-TO-MATURITY AND AVAILABLE-FOR-SALE SECURITIES.

         The investment portfolio is managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. Securities classified as held-to-maturity are carried at amortized cost, as the Company has the ability and positive intent to hold these securities to maturity. All securities not considered held-to-maturity or part of the trading portfolio have been designated as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are excluded from earnings and are reported net of deferred taxes as a component of stockholder's equity. This caption includes securities that Management intends to use as part of its asset / liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes.
         The Company's investment in collateralized mortgage obligations present some degree of risk that the mortgages collateralizing the securities can repay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of declining interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages.
         The Company's investment in structured notes and other derivative investment securities is nominal and would not have a significant effect on the Company's net interest margin.

HELD-TO-MATURITY AND AVAILABLE-FOR-SALE SECURITIES                       TABLE 8


                                                  Held-to-maturity securities
                                        ------------------------------------------------
                                          September 30, 1997        December 31, 1996
                                        ---------------------     ----------------------
                                        Amortized      Fair       Amortized      Fair
(Dollars in millions)                     Cost        Value         Cost         Value
                                        ---------    --------     ---------    --------
U.S. Treasury securities                $    1.5     $    1.5     $    5.8     $    5.7

U.S. Government agency securities        1,680.2      1,687.6      1,237.7      1,238.2

Collateralized mortgage obligations
   and mortgage backed securities          521.7        533.6        444.3        454.3

Obligations of states and political
   subdivisions                            180.0        192.0        211.7        222.2

Other securities                            35.7         37.3         57.1         58.7
                                        --------     --------     --------     --------
     Total                              $2,419.1     $2,452.0     $1,956.6     $1,979.1
                                        ========     ========     ========     ========



                                                 Available-for-sale securities
                                       -----------------------------------------------
                                          September 30, 1997       December 31, 1996
                                        ---------------------     ---------------------
                                        Amortized     Fair        Amortized     Fair
                                           Cost       Value         Cost        Value
                                        --------     -------      --------     --------
U.S. Treasury securities                $  217.1     $  217.8     $  301.4     $  301.9

U.S. Government agency securities          807.6        809.3        835.3        834.5

Collateralized mortgage obligations
   and mortgage backed securities        1,977.0      2,000.7      1,538.3      1,525.1

Obligations of states and political
   subdivisions                              4.2          4.4          5.2          5.3

Other securities                           314.9        317.6        190.8        192.2

                                        --------     --------     --------     --------
     Total                              $3,320.8     $3,349.8     $2,871.0     $2,859.0
                                        ========     ========     ========     ========

SHORT-TERM INVESTMENTS.

         Short-term investments at September 30, 1997 totaled $461.7 million, reflecting an increase of $236.2 million from the December 31, 1996 level of $225.5 million. At September 30, 1997, short-term investments consisted of $72.1 million in federal funds sold, $19.6 million in time deposits with other banks, $333.7 million in mortgage loans in the process of being securitized and sold to third party investors and $36.3 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.
         The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position in determining desired balances of short-term investments and alternative uses of such funds.

FUNDING.

         The Company's funding sources can be divided into four broad categories: deposits, short-term borrowings, Federal Home Loan Bank (FHLB) advances, and long-term debt.
         Deposits are the Company's primary source of funding. Total deposits at September 30, 1997 were $19,010.9 million up $1,705.4 million or 9.9% from the December 31, 1996 level of $17,305.5 million. During the first nine months of 1997, acquisitions of other financial institutions added $1,387.5 million of deposits. At September 30, 1997, total deposits included interest-bearing deposits of $16,890.2 million and other deposits of $2,120.7 million. Core deposits, defined as demand deposits and time deposits less than $100,000, totaled $16,345.1 million or 86.0% of total deposits at September 30, 1997. This compares to core deposits of $14,954.3 million or 86.4% at December 31, 1996.
         Short-term borrowings at September 30, 1997 were $4,779.1 million and included federal funds purchased of $2,233.9 million, securities sold under agreements to repurchase of $1,399.4 million and other borrowed funds of $1,145.8 million. At September 30, 1997, total short-term borrowings were 16.1% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $4,071.0 million or 15.5% of total liabilities and stockholders' equity at December 31, 1996.
         FHLB advances totaled $2,532.4 million at September 30, 1997. The current quarter end balance is up $788.2 million or 45% from level outstanding at December 31, 1996. The Company uses FHLB advances as an alternative to increasing its liability in certificates of deposits or other deposit programs with similar maturities. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset / liability strategy.
         At September 30, 1997, total long-term debt was $981.9 million, representing a decrease of $1.3 million, resulting from repayments, from the December 31, 1996 level of $983.2 million. The Company issued no additional long-term debt during the first nine months of 1997. Acquisitions completed during the first nine months had no effect on long-term debt outstanding.

CAPITAL.

         The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weighting, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain Tier 1 and Total capital to risk-weighted assets of 4% and 8%, respectively, and Tier 1 capital to average total assets of 4%. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken could have a direct material effect on the Company's financial statements. As of the periods ended below the Company meets all capital adequacy requirements imposed by its regulators.

CAPITAL RATIOS                                                          TABLE 9
(Dollars in millions)

                                                             1997                                   1996
                                         -------------------------------------------      --------------------------
                                           Sept 30          Jun 30          Mar 31          Dec 31           Sept 30
                                         -----------      ----------      ----------      ----------      ----------
Tier 1 capital:

   Shareholders' equity                   $  2,015.1      $  1,951.7      $  1,870.5      $  1,729.2      $  1,673.8

   Intangible assets other than
        servicing rights                      (225.1)         (228.6)         (187.4)         (187.4)         (177.0)

   Unrealized (gain)/loss on
        available-for-sale securities          (18.3)          (10.9)           17.2             7.5            15.3

                                          ----------      ----------      ----------      ----------      ----------
        Total Tier 1 capital                 1,771.7         1,712.2         1,700.3         1,549.3         1,512.1
                                          ----------      ----------      ----------      ----------      ----------
Tier 2 capital:

   Allowable reserve for loan losses           300.4           288.1           277.5           264.5           249.6

   Allowable long-term debt                    665.0           665.0           680.0           680.0           480.0
                                          ----------      ----------      ----------      ----------      ----------
        Total Tier 2 capital                   965.4           953.1           957.5           944.5           729.6
                                          ----------      ----------      ----------      ----------      ----------
        Total  risk-based capital         $  2,737.1      $  2,665.3      $  2,657.8      $  2,493.8      $  2,241.7
                                          ==========      ==========      ==========      ==========      ==========

Risk-weighted assets                      $ 24,026.6      $ 23,039.8      $ 22,195.0      $ 21,152.7      $ 19,966.6

Risk-based ratios:

   Tier 1 capital                               7.37%           7.43%           7.66%           7.33%           7.57%

   Total capital                               11.39           11.57           11.96           11.79           11.23

Tier 1 leverage ratio                           6.14            6.08            6.47            6.21            6.37



COMMITMENTS.

         The Company's subsidiary bank had standby letters of credit outstanding of approximately $605.6 million at September 30, 1997 and $595.1 million at December 31, 1996.
         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $6,748.3 million at September 30, 1997 and $6,319.9 million at December 31, 1996.
         The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments are essentially the same as those for extension of credit to its customers.
         Presently the Company has no commitments for significant capital expenditures.

         The Company's subsidiaries regularly originate and sell loans, consisting primarily of mortgage loans sold to third party investors, which contain various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions have been insignificant. The total amount of loans outstanding subject to recourse was $1,152.3 million at September 30, 1997 and $1,163.6 million at December 31, 1996. Under terms of the recourse agreements, the Company would be required to repurchase certain loans if they become non-performing. All such loans sold had a loan-to-collateral ratio of 80% or less, or mortgage insurance to cover losses up to 80% of the collateral value, at the times the various loans were originated. The underlying collateral to these mortgages are generally 1-4 family residential properties. Potential losses under these recourse agreements are affected by the collateral value of the particular loans involved. Losses are recognized when the mortgage is repurchased or the obligation is otherwise satisfied.

INTEREST RATE RISK MANAGEMENT.

         SouthTrust's asset/liability management strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. To achieve this, the Company uses various modeling techniques to simulate interest rate risks associated with different repricing dates, yield curve changes, basis risk and option risk. Important elements of these modeling techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.
         In conjunction with the Company's asset/liability management strategies, the Company utilizes interest rate swap agreements ("Swaps") to hedge certain longer-term debt and deposit liabilities, converting the effective rate paid on the hedged liabilities to a floating rate from a fixed rate. All Swaps employed by the Company represent end-user activities designed as hedges and, accordingly, fluctuations in the fair values of such contracts are not included in the results of operations.

INTEREST RATE SWAPS                                                    TABLE 10
September 30, 1997
(Dollars in millions)

                                                              Average
                                                             Maturity In   Average Rate   Average Rate
                             Notional Value     Fair Value     Months         Paid         Received
                             --------------     ----------   -----------   ------------   ------------
Gain position                   $725.0           $ 48.4         93.3          5.64%           6.92%

Loss position                    220.0             (2.8)        75.3          5.58            6.31

                                ------           ------
   Total                        $945.0           $ 45.6         89.1          5.63            6.78
                                ======           ======

CONTINGENCIES.

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

RECENT DEVELOPMENTS.

         Effective June 2, 1997, the Corporation, pursuant to the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Reigle-Neal Act"), consolidated all of its banking subsidiaries, consisting of ten banking subsidiaries located in the states of Alabama, Florida, Georgia, North Carolina, Mississippi, Tennessee and South Carolina, into its largest banking subsidiary, SouthTrust Bank of Alabama, National Association and changed the name of the combined institution to SouthTrust Bank, N.A. The bank consolidation was undertaken by the Corporation in order to obtain the benefits of the Reigle-Neal Act, which, subject to certain limitations, permits, after June 1, 1997, qualifying bank holding companies to engage in interstate mergers and allows banks to maintain and operate branches in states other than the states where they maintain their principal place of business.
         On September 11, 1997 the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 registering up to $300,000,000 of Debt securities, Preferred stock, and/or Common Stock. The Company's previous registration statement, which also provided for the issuance of up to $300,000,000 of Debt securities, Preferred Stock and/or Common Stock, expired September 12, 1997.
         Pursuant to the provisions of the September 11, 1997 S-3, on October 9, 1997, the Company issued 2,500,000 shares of Common Stock at $51.00 per share, less an underwriting discount of $1.65 per share. The Company intends to use the net proceeds from the sale primarily for general corporate and working capital purposes, including funding investments in, or extensions of credit to, its banking and non-banking subsidiaries. Also, depending on market conditions, the type of acquisition opportunities presented to the Company and other factors, some portion of the net proceeds may be used to fund the acquisition of other financial institutions.
         The Company has completed acquisitions of four financial institutions since January 1, 1997. These acquisitions added approximately $1,463.3 million in assets, $421.5 million in loans, and $1,387.5 million in deposits. In the normal course of business, the Company seeks out and receives inquiries from financial institutions regarding the possible acquisition of such institutions. The Company routinely evaluates these opportunities. Currently, the Company is under two definitive agreements with other financial institutions. The first is for the sale of the Tuskegee and Ashland,

Alabama branches of the Company's subsidiary bank SouthTrust Bank, N.A., to First National Bank of Ashland. The sale of these branches, which have total assets of approximately $26.8 million, is scheduled to close in the fourth quarter of 1997. The second agreement is for the purchase of First of America Bank-Florida, FSB, a subsidiary of Barnett Banks, Inc., and is scheduled for a first quarter 1998 closing date. This acquisition will add approximately $1.1 billion in assets to the Company.

                           PART II-OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)          Exhibits

         3- Composite restated certificate of incorporation which was filed as Exhibit 3 to the registration statement on Form S-3 of SouthTrust Corporation (Registration No. 333-34947)

         4(a)-    Articles FOURTH, SIXTH, SEVENTH, ELEVENTH of the Restated
                  Certificate of Incorporation of SouthTrust Corporation
                  (included in Registration Statement No.333-34947 incorporated at Exhibit 3)

     *   4(b)-    Certificate of Adoption of Resolutions designating Series A
                  Junior Participating Preferred Stock, adopted February 22,
                  1989, which was filed as Exhibit 1 to SouthTrust
                  Corporation's Registration Statement on Form 8-A (File
                  No.1-3613)

     *   4(c)-    Stockholders' Rights Agreement, dated as of February 22, 1989, between SouthTrust Corporation and Mellon Bank, N.A., Rights
                  Agent, which was filed as Exhibit 1 to SouthTrust
                  Corporation's Registration Statement on Form 8-A (File No.
                  1-3613).

     *  4(d)-     Indenture, dated as of May 1, 1987, between SouthTrust
                  Corporation and National Westminster Bank USA, which was
                  filed as Exhibit 4(a) to SouthTrust Corporation's
                  Registration Statement on Form S-3 (Registration No.
                  33-13637).

     *  4(e)-     Subordinated Indenture, dated as of May 1, 1992, between
                  SouthTrust Corporation and Chemical Bank, which was filed as
                  Exhibit 4(b)(ii) to the Registration Statement on Form S-3 of
                  SouthTrust Corporation (Registration No. 33-52717).

     *  4(f)-     Composite Restated Bylaws of SouthTrust Corporation which was filed as Exhibit 4(e) to the Registration Statement on Form
                  S-4 of SouthTrust Corporation (Registration No. 33-61557).

     *  4(g)(i)-  Form of Senior Indenture which was filed as Exhibit 4(b)(i) to the Registration Statement on Form S-3 of SouthTrust
                  Corporation (Registration No. 33-44857).

     *  4(g)(ii)- Form of Subordinated Indenture which was files as Exhibit
                  4(b)(ii) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-52717).

        11-       Statement of Computation of Earnings Per Share.

        27-       Financial Data Schedule (for SEC use only)

        * Incorporated herein by reference

     (b)          Reports on Form 8-K

                  During the three months ended September 30, 1997, and through the date of this report the Company filed a Form 8-K current report dated October 10, 1997 with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SOUTHTRUST CORPORATION

Date:   November 14, 1997                   /s/ Wallace D. Malone, Jr.
     -----------------------------          -----------------------------------
                                            Wallace D. Malone, Jr.
                                            Chairman and Chief
                                            Executive Officer

Date:   November 14, 1997                   /s/ Aubrey D. Barnard
     -----------------------------          -----------------------------------
                                            Aubrey D. Barnard
                                            Secretary, Treasurer and
                                            Controller