Form 10-Q/A
period 1997-09-30
SOUTHTRUST CORP
filed 1997-12-24
CIK 92081

===============================================================================
-------------------------------------------------------------------------------
                                 FORM 10-Q/A

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

                             SOUTHTRUST CORPORATION
           Consolidated Condensed Statements of Stockholders' Equity
                                  (Unaudited)


                                   Unrealized
                                                              Common   Capital      Retained    Gain/(Loss), Treasury
(Dollars in thousands)                                        Stock    Surplus      Earnings        net        Stock       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                                  $220,996   $340,608   $   885,129    $ (9,635)   $ (6,228) $ 1,430,870

Net Income                                                         0          0       254,703           0           0      254,703

Dividends Declared ($.88 per share)                                0          0       (82,546)          0           0      (82,546)

Issuance of 221,166 shares of Common Stock

   for stock options exercised                                   553      1,870             0           0           0        2,423

Issuance of 191,319 shares of Common Stock

   for dividend reinvestment and stock                           478      4,946             0           0           0        5,424

   purchase plan

Issuance of 33,028 shares of Common Stock

   under employee discounted stock

   purchase plan                                                  83        625             0           0           0          708

Issuance of 7,627,472 shares of Common Stock

   for acquisitions accounted for as pooling-of-interests     19,069     55,710        42,884           0           0      117,663

Issuance of 307,338 shares of Common Stock

   for acquisitions accounted for as purchases                   768      6,869             0           0           0        7,637

Issuance of 4,593 shares of Common Stock

   for conversion of debentures                                   11         14             0           0           0           25

Unrealized loss, net, on available-for-sale securities             0          0             0       2,115           0        2,115

Purchase of 149,793 shares of treasury stock                       0          0             0           0      (4,130)      (4,130)

----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                $241,958   $410,642   $ 1,100,170    $ (7,520)   $(10,358) $ 1,734,892

Net Income                                                         0          0       224,755           0           0      224,755

Dividends Declared ($.75 per share)                                0          0       (74,632)          0           0      (74,632)

Issuance of 167,876 shares of Common Stock

   for stock options exercised                                   420      1,873             0           0           0        2,293

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
                                        ========     ========     ========     ========

SHORT-TERM INVESTMENTS.

         Short-term investments at September 30, 1997 totaled $461.7 million, reflecting an increase of $236.2 million from the December 31, 1996 level of $225.5 million. At September 30, 1997, short-term investments consisted of $72.1 million in federal funds sold and security repurchase agreements, $19.6 million in time deposits with other banks, $333.7 million in mortgage loans in the process of being securitized and sold to third party investors and $36.3 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.
         The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position in determining desired balances of short-term investments and alternative uses of such funds.

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

CAPITAL RATIOS                                                          TABLE 9
(Dollars in millions)

                                                             1997                                   1996
                                         -------------------------------------------      --------------------------
                                           Sept 30          Jun 30          Mar 31          Dec 31           Sept 30
                                         -----------      ----------      ----------      ----------      ----------
Tier 1 capital:

   Shareholders' equity                   $  2,015.1      $  1,951.7      $  1,870.5      $  1,729.2      $  1,673.8

   Intangible assets other than
        servicing rights                      (225.1)         (228.6)         (187.4)         (187.4)         (177.0)

   Unrealized (gain)/loss on
        available-for-sale securities          (18.3)          (10.9)           17.2             7.5            15.3

                                          ----------      ----------      ----------      ----------      ----------
        Total Tier 1 capital                 1,771.7         1,712.2         1,700.3         1,549.3         1,512.1
                                          ----------      ----------      ----------      ----------      ----------
Tier 2 capital:

   Allowable reserve for loan losses           300.4           288.1           277.5           264.5           249.6

   Allowable long-term debt                    665.0           665.0           680.0           680.0           480.0
                                          ----------      ----------      ----------      ----------      ----------
        Total Tier 2 capital                   965.4           953.1           957.5           944.5           729.6
                                          ----------      ----------      ----------      ----------      ----------
        Total  risk-based capital         $  2,737.1      $  2,665.3      $  2,657.8      $  2,493.8      $  2,241.7
                                          ==========      ==========      ==========      ==========      ==========

Risk-weighted assets                      $ 24,025.8      $ 23,039.8      $ 22,195.0      $ 21,152.7      $ 19,966.6

Risk-based ratios:

   Tier 1 capital                               7.37%           7.43%           7.66%           7.33%           7.57%

   Total capital                               11.39           11.57           11.96           11.79           11.23

Tier 1 leverage ratio                           6.14            6.08            6.47            6.21            6.37



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

     ** 11-       Statement of Computation of Earnings Per Share.

     ** 27-       Financial Data Schedule (for SEC use only)

        * Incorporated herein by reference
        **  Previously filed

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

Date:   December 23, 1997                   /s/ Wallace D. Malone, Jr.
     -----------------------------          -----------------------------------
                                            Wallace D. Malone, Jr.
                                            Chairman and Chief
                                            Executive Officer

Date:   December 23, 1997                   /s/ Aubrey D. Barnard
     -----------------------------          -----------------------------------
                                            Aubrey D. Barnard
                                            Secretary, Treasurer and
                                            Controller