Form 10-K405
period 1997-12-31
SOUTHTRUST CORP
filed 1998-03-06
CIK 92081

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by a check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998.

           Common Stock, par value $2.50 per share -- $6,357,745,038

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 27, 1998.

         Common Stock, par value $2.50 per share -- 160,420,982 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement for the annual meeting of stockholders on April 15, 1998 are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1  BUSINESS

     SouthTrust Corporation ("SouthTrust" or the "Company"), is a registered bank holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, engaging in a full range of banking services from 540 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. As of December 31, 1997, the Company had consolidated total assets of $30.9 billion, which ranked it as the largest bank holding company headquartered in Alabama, and one of the twenty-six largest bank holding companies in the United States.

     Effective June 2, 1997, the Company, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), consolidated all of its banking subsidiaries, located in the states of Alabama, Florida, Georgia, North Carolina, Mississippi, Tennessee and South Carolina into its largest banking subsidiary, SouthTrust Bank of Alabama, National Association, and changed its name to SouthTrust Bank, National Association ("SouthTrust Bank"). The bank consolidation was undertaken by the Company in order to obtain the benefits of the Interstate Banking Act, which, subject to certain limitations, after June 1, 1997, permits qualifying bank holding companies to engage in interstate mergers and allows banks to maintain and operate branches in states other than the states where they maintain their principal place of business.

     The Company employs approximately 10,300 persons and considers that its relations with these employees are good.

BANKING SERVICES

     Commercial banking is SouthTrust's predominant business and SouthTrust Bank, its subsidiary bank, contributes substantially all of the Company's total operating revenues and total consolidated assets.

     SouthTrust Bank offers a broad range of banking services, either directly or through other affiliated bank related subsidiaries. Services to business customers include providing checking and time deposit accounts, cash management services, various types of lending and credit services, and corporate and other trust services. Services provided to individual customers directly or through other affiliated corporations include checking accounts, money market investment and money market checking accounts, personal money management accounts, passbook savings accounts and various other time deposit savings programs, loans (including business, personal, automobile, mortgage, home improvement and educational loans), brokerage services, investment services and a variety of trust services. SouthTrust Bank also offers Visa and/or Master Card multi-purpose nationally recognized credit card services.

BANK-RELATED SUBSIDIARIES

     The bank-related direct or indirect subsidiaries of SouthTrust are SouthTrust Mortgage Corporation, a mortgage banking company servicing approximately $7.1 billion in mortgage loans for long-term investors; SouthTrust Life Insurance Company, a credit life insurance company; SouthTrust Insurance Agency, an insurance agency; SouthTrust Securities, Inc., an investment services company; SouthTrust Asset Management Company of Florida, N.A., a trust company located in Florida; SouthTrust Asset Management Company of Georgia, N.A., a trust company located in Georgia; and SouthTrust Asset Management Company of the Carolinas, Inc., a trust company.

BUSINESS COMBINATIONS

     The Company has pursued a strategy of acquiring banks and financial institutions throughout the major growth areas of Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The purpose of this expansion is to give the Company business development opportunities in metropolitan markets with favorable prospects for population and per capita income growth. As a routine part of its business, the Company evaluates opportunities to acquire bank holding companies, banks and other financial institutions. In addition, in the normal course of its business, the Company seeks out and receives inquiries from financial institutions regarding the possible acquisition of such institutions. The company routinely evaluates these opportunities. Thus, at any point in time, the number of acquisition opportunities that may be available to the Company, as well as the stage of development of such activity, are subject to change. These acquisitions are used to augment the Company's strong internal growth. All potential acquisitions must meet specific internal criteria designed to protect and enhance shareholder value.

     During 1997, the Company completed four acquisitions, adding approximately $1,463.3 million in total assets, $421.5 million in loans, and $1,387.5 million in deposits.

     Additional information relating to business combinations can be found in Note B to the Consolidated Financial Statements.

SUPERVISION AND REGULATION

     SouthTrust is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and is registered with the Federal Reserve Board. SouthTrust Bank is subject to restrictions under federal law which limit the transfer of funds by a subsidiary bank to its holding company and nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by the subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank's capital and surplus and, with respect to SouthTrust and all such non-banking subsidiaries, to an aggregate of 20% of such bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. The Holding Company Act also prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     As a bank holding company, SouthTrust is required to file with the Federal Reserve Board various reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board may also make examinations of SouthTrust and each of its subsidiaries.

     According to Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such subsidiary. This support may be required at times which a bank holding company may not be able to provide such support.

     The approval of the Office of the Comptroller of the Currency ("OCC") is required for any dividend proposed to be paid by SouthTrust Bank to the Company if the total of all dividends declared by SouthTrust Bank in any calendar year would exceed the total of its net profits, as defined by the OCC, for that year, combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under the foregoing laws and regulations, at December 31, 1997, approximately $472.5 million was available for payment of dividends to the Company declared by the Company's subsidiaries, primarily SouthTrust Bank. The payment of dividends by SouthTrust Bank may also be affected by other factors, such as the maintenance of adequate capital for SouthTrust Bank. Furthermore, the OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

     In addition to the foregoing restrictions, the Federal Reserve has the power to prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.

CAPITAL ADEQUACY

     Under the Federal Reserve Board's risk-based capital guidelines applicable to the Company, the minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. To be considered a "well capitalized" bank under the guidelines, a bank must have a total risk-based capital ratio in excess of 10%. Under these guidelines, at least half of the total capital is to be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting certain intangibles, and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier 1 capital and a limited amount of loan loss reserves ("Tier 2 capital"). SouthTrust Bank is subject to similar capital requirements adopted by the OCC. In addition, the Federal Reserve Board, the OCC and the Federal Deposit Insurance Corporation ("FDIC") have adopted a minimum leverage ratio (Tier 1 capital to adjusted quarter average assets) of 3%. Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3% plus an additional cushion of at least 1% to 2%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC, issuance of a capital directive, a prohibition on the taking of brokered deposits and certain other restrictions.

     On December 31, 1997 the Company exceeded the "well capitalized" threshold per the guidelines, with a Tier 1 capital ratio of 7.72%, a total risk-based capital ratio of 12.07% and a leverage ratio of 6.61%.

THE FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act as well as several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure and significantly undercapitalized if it is significantly below such measure. The critically undercapitalized level occurs where tangible equity is less than 2% of total tangible assets or less than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2% would be higher than such 65% level). A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are also subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

THE RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT

     In September 1994, the Interstate Banking Act became law. The Interstate Banking Act provides that as of September 29, 1995, adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks were preempted as of the effective date, although states were permitted to require that target banks located within the state be in existence for a period of up to five years before such banks may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that would result in the acquirer controlling 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers, and the federal deposit caps apply only to initial entry acquisitions.

     In addition, the Interstate Banking Act provides that as of June 1, 1997, adequately capitalized and managed banks may engage in interstate branching by merging banks in different states and allowing banks to maintain branches in states other than the states where they maintain their principal place of business. Acting pursuant to this authorization, the Company, effective June 2, 1997, consolidated all of its then existing banking subsidiaries into its largest banking subsidiary and changed the subsidiary's name to SouthTrust Bank, National Association.

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Company and its subsidiaries, however, cannot be determined at this time.

COMPETITION

     The commercial banking business is highly competitive and SouthTrust Bank competes actively with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, SouthTrust Bank competes with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services.

     At December 31, 1997, of the bank holding companies headquartered in Alabama, SouthTrust was the largest in terms of assets, equity capital, and net income. In other geographic areas, the company's market share is significantly smaller than its competitor's.

DEPOSIT INSURANCE

     SouthTrust Bank is subject to deposit insurance assessments from both the FDIC and the Savings Association Insurance Fund (SAIF). On September 30, 1996, legislation was enacted that reduced the assessment rate on SAIF insured deposits to 6.44 basis points from the previous rate of 23 basis points. This legislation, which became effective on October 1, 1996, also included a special one time assessment on SAIF insured deposits that, for SouthTrust, amounted to approximately $14.0 million, reducing after tax earnings by $8.6 million. Also, the rate charged on Bank Insurance Fund (BIF) insured deposits will increase to
1.29 basis points through 1999 from its previous rate of zero.

                       EXECUTIVE OFFICERS OF THE COMPANY

                                                                                         EXECUTIVE
                                                                                       OFFICER OF THE
                                                                                          COMPANY
NAME AND AGE                                   POSITIONS HELD WITH THE COMPANY             SINCE
------------                                   -------------------------------         --------------
Wallace D. Malone, Jr. (61)..............  Chairman, President and Chief Executive          1972
                                           Officer
Frederick W. Murray, Jr. (59)............  Executive Vice President                         1980
James W. Rainer, Jr. (55)................  Executive Vice President                         1982
Aubrey D. Barnard (61)...................  Secretary, Treasurer and Controller              1968
Julian Banton (57).......................  Chairman, President and                          1982
                                           Chief Executive Officer
                                           SouthTrust Bank, N.A.
J. Michael Battle (53)...................  Executive Vice President                         1992
                                           SouthTrust Bank, N.A.
Fred C. Crum (53)........................  Executive Vice President                         1986
                                           SouthTrust Bank, N.A.
R. Glenn Eubanks (49)....................  Executive Vice President                         1990
                                           SouthTrust Bank, N.A.
William C. Patterson (55)................  Executive Vice President                         1979
                                           SouthTrust Bank, N.A.
William E. Pearson (48)..................  Executive Vice President                         1991
                                           SouthTrust Bank, N.A.
C. Perry Relfe (55)......................  Executive Vice President                         1981
                                           SouthTrust Bank, N.A.
E. Frank Schmidt (56)....................  Executive Vice President                         1995(1)
                                           SouthTrust Bank, N.A.
Richard S. White, Jr. (63)...............  Executive Vice President                         1997(2)
                                           SouthTrust Bank, N.A.
Thomas H. Coley (55).....................  Executive Vice President                         1989
                                           SouthTrust Bank, N.A.

---------------

(1) Mr. Schmidt was elected to Executive Vice President effective January 1995. Prior to that time Mr. Schmidt held the position of Chairman and Chief Executive Officer of SouthTrust Bank of Mobile.
(2) Mr. White was elected Executive Vice President in February 1997. Prior to that time Mr. White served as an Executive Vice President at Cole Taylor Bank from January 1995 to February 1997. Before that time he was a Senior Executive at Premier Bank from 1988 through 1994.

     SouthTrust Corporation executive officers are re-elected annually at the Corporate Board of Directors meeting immediately following the annual stockholders' meeting held the third Wednesday in April of each year. SouthTrust Bank, N.A. executive officers are re-elected annually on the second Tuesday in January at the Bank Board of Directors meeting.

     There is no family relationship between any of the above named officers.

ITEM 2  PROPERTIES

     The Company's subsidiary bank and companies occupy various offices throughout Alabama, Florida, Tennessee, Georgia, North Carolina, South Carolina, and Mississippi. These properties are both owned and leased. Leased properties constitute primarily land and buildings under long-term leases in which the subsidiary bank maintains offices.

ITEM 3  LEGAL PROCEEDINGS

     Certain of the Company's subsidiaries are defendants in various legal proceedings arising in the normal course of business. These claims relate primarily to the lending and investment advisory services provided by the Company and include alleged compensatory and punitive damages.

     In addition, subsidiaries of the Company have been named as defendants in suits that allege fraudulent, deceptive or collusive practices in connection with certain financing activities. Some of the suits are filed as class actions. These suits are typical of complaints that have been filed in recent years challenging financial transactions between plaintiffs and various financial institutions. The complaints in such cases frequently seek punitive damages in transactions involving fairly small amounts of actual damages, and in recent years, have resulted in large punitive damage awards to plaintiffs.

     Although it is not possible to determine, with any certainty at this point in time, the potential exposure related to punitive damages in connection with these suits, the Company, in the opinion of management, and based upon consultation with legal counsel, believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial statements.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

NONE

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     Quarterly high and low sale prices of and cash dividends declared on SouthTrust common stock are included in table 13, included elsewhere in this report.

     On January 27, 1998, the Company's Board of Directors announced a 3 for 2 stock split effected in the form of a stock dividend payable to shareholders of record on February 13, 1998. All share and per share information in this report has been restated to give retroactive effect to this split.

     As of February 27, 1998, the Company had approximately 15,169 shareholders of record.

                                                    1997      1996      1995      1994      1993
                                                  --------   -------   -------   -------   -------
Market price range:
  High..........................................  $  42.83    $24.08    $18.17    $14.75    $14.75
  Low...........................................     22.75     16.83     12.00     11.33     11.08
Market value at year end........................     42.29     23.25     17.08     12.00     12.67
Book value per share............................     14.28     12.03     10.85      9.29      8.83
Price earnings ratio............................     14.56x    11.09x     9.96x     9.09x     9.91x
Cash dividends declared.........................      0.67      0.59      0.53      0.45      0.40
Dividend yield at year end......................      1.58%     2.52%     3.12%     3.78%     3.16%
Dividend payout ratio...........................     32.47     32.41     33.74     31.45     30.70
Shares outstanding (in thousands):
  Average -- basic..............................   149,684   141,183   125,838   120,264   115,841
  Average -- diluted............................   151,008   142,154   126,687   121,157   117,027
  End of the year...............................   153,665   144,209   131,856   122,139   119,102

     Quarterly high and low sale prices of and cash dividends declared on SouthTrust common stock are included in table 13, included elsewhere in this report.

ITEM 6  SELECTED FINANCIAL DATA

                                     1997          1996          1995          1994          1993
                                  -----------   -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings Summary:
  Interest income...............  $ 2,232,252   $ 1,804,220   $ 1,484,623   $ 1,108,612   $   927,551
  Interest expense..............    1,186,079       938,194       791,423       501,067       397,743
                                  -----------   -----------   -----------   -----------   -----------
  Gross interest margin.........    1,046,173       866,026       693,200       607,545       529,808
  Provision for loan losses.....       90,613        90,027        61,286        44,984        45,032
                                  -----------   -----------   -----------   -----------   -----------
  Net interest margin...........      955,560       775,999       631,914       562,561       484,776
  Non-interest income (excluding
     securities transactions)...      268,768       253,400       208,471       184,448       174,099
  Securities transactions.......        1,739         1,409           193           330           603
  Non-interest expense..........      748,216       643,298       536,534       485,999       434,951
                                  -----------   -----------   -----------   -----------   -----------
  Income before taxes...........      477,851       387,510       304,044       261,340       224,527
  Income taxes..................      171,143       132,807       105,039        88,338        73,992
                                  -----------   -----------   -----------   -----------   -----------
  Net income....................  $   306,708   $   254,703   $   199,005   $   173,002   $   150,535
                                  ===========   ===========   ===========   ===========   ===========
Per common share:
  Net income -- basic...........        $2.05         $1.80         $1.58         $1.44         $1.30
  Net income -- diluted.........         2.03          1.79          1.57          1.43          1.29
  Cash dividends declared.......         0.67          0.59          0.53          0.45          0.40
Ending balances:
  Assets........................  $30,906,445   $26,223,193   $20,787,024   $17,632,059   $14,707,964
  Deposits......................   19,586,584    17,305,493    14,575,077    12,801,239    11,515,311
  Loans, net of unearned
     income.....................   22,474,785    19,331,132    14,655,162    12,121,907     9,448,319
  Long-term debt................    1,106,443       983,243       535,431       388,829       324,136
  Stockholders' equity..........    2,194,641     1,734,892     1,430,870     1,135,268     1,051,766
  Common shares (thousands).....      153,665       144,209       131,856       122,139       119,102
Average balances:
  Assets........................  $28,472,372   $23,283,988   $18,983,869   $15,934,917   $13,653,047
  Deposits......................   18,152,342    15,878,025    13,612,151    11,902,013    10,772,638
  Loans, net of unearned
     income.....................   20,888,850    16,885,469    13,326,127    10,606,579     8,421,996
  Earning assets................   26,769,701    21,774,828    17,616,243    14,733,733    12,576,173
  Stockholders' equity..........    1,951,243     1,599,615     1,260,719     1,091,133       950,434
  Basic shares (thousands)......      149,684       141,183       125,838       120,264       115,841
  Diluted shares (thousands)....      151,008       142,154       126,687       121,157       117,027
Selected ratios:
  Return on average total
     assets.....................         1.08%         1.09%         1.05%         1.09%         1.10%
  Return on average
     stockholders' equity.......        15.72         15.92         15.79         15.86         15.84
  Average equity to average
     assets.....................         6.85          6.87          6.64          6.85          6.96
  Non-interest expense as a
     percent of average total
     assets.....................         2.63          2.76          2.83          3.05          3.19
  Efficiency ratio..............        56.47         56.86         58.57         60.15         60.28

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY

THREE YEARS ENDED DECEMBER 31, 1997

     SouthTrust Corporation ("SouthTrust") reported net income of $306.7 million or $2.03 per diluted share for the year ended December 31, 1997, compared to net income of $254.7 million or $1.79 per diluted share for the year ended December 31, 1996. Net income in 1995 was $199.0 million or $1.57 per diluted share.

     The increase in net income in 1997 over 1996 was primarily attributable to the 23% growth in average earning assets.

     Net earnings in 1997 resulted in a return on average assets of 1.08% compared to 1.09% during 1996, and a return on average stockholders' equity of 15.72% compared to 15.92% during 1996.

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

     Net interest income increased 20% to $1,056.2 million from $877.9 million in 1996 and $707.5 million in 1995. The taxable equivalent net interest margins for the three years ended December 31, 1997 were 3.94%, 4.03% and 4.01%, respectively. The net interest spread between interest-earning assets and interest-bearing liabilities increased 3 basis points to 3.43% in 1997 from 3.40% in 1996. The net interest spread in 1995 was 3.36%. The net interest spread is affected by competitive pressures, Federal Reserve Bank (the "Fed") monetary policies and the composition of interest-earning assets and interest-bearing liabilities.

     Interest income increased $426.1 million to $2,242.2 million in 1997 from $1,816.1 million in 1996. Interest income in 1995 totaled $1,498.9 million. The increase in interest income during 1997 was attributable to an increase in the volume of average interest-earning assets of 23% to $26.8 billion. In addition, the yield on average interest-earning assets increased 4 basis points to 8.37% in 1997 from 8.33% in 1996. An increase in the volume of interest-earning assets of 24% was also responsible for the $317.2 million increase in interest income from 1995 to 1996. The effect of the increased earning assets was partially offset by a decrease in the yield on those assets of 16 basis points from 8.49% in 1995 to 8.33% in 1996.

     The mix of interest-earning assets remained consistent during 1997 as compared to 1996. Average loans were approximately 78% of average earning assets in both 1997 and 1996. During 1997, average loans increased 24% to $20.9 billion from $16.9 billion in 1996. The effect on interest income from this loan growth was somewhat offset by a decrease in the average yield on loans to 8.78% during 1997 from 8.80% during 1996. Interest income on loans increased 23% to $1,833.6 million in 1997.

     Total securities, including held-to-maturity and available-for-sale securities, accounted for approximately 21% of average earning assets in 1997 and 1996. Their average yield of 6.91% in 1997 compared to 6.74% in 1996. Interest income on securities increased $73.2 million to $379.8 million. The net increase in securities income was primarily the result of the change in the volume of securities which increased 21% from 1996 to $5.5 billion at December 31, 1997.

     Short-term investments were approximately 1% of average earning assets in 1997 and produced an average yield of 7.58%. During 1996 short-term investments accounted for approximately 2% of average earning assets and produced an average yield of 6.66%. Interest income on short-term investments increased $6.1 million to $28.9 million in 1997.

     Interest expense increased $247.9 million or 26% to $1,186.1 million in 1997. This compares to an increase of $146.8 million or 19% to $938.2 million in 1996 from $791.4 million in 1995. The average rate paid on interest-bearing liabilities remained relatively stable in 1997, increasing 1 basis point to 4.94% from 4.93%
in 1996. The average rate paid on interest-bearing liabilities in 1995 was 5.13%. Additionally, the increase in interest expense was attributable to continued growth in the average volume of interest-bearing liabilities. During 1997, the volume of average interest-bearing liabilities increased $5.0 billion or 26% to $24.0 billion. Approximately $744.7 million of this increase was due to acquisitions. This compared to 1996 growth in volume of $3.6 billion or 23%.

AVERAGE BALANCES AND INTEREST RATES, INTEREST YIELD/RATES
ON FULLY TAXABLE EQUIVALENT BASIS (TABLE 1)

     The following table details average balances of interest-earning assets and interest-bearing liabilities, the fully taxable equivalent amount of interest earned/paid thereon, and the fully taxable equivalent yield/rate for the three years ended December 31, 1997. The loan averages include loans on which the accrual of interest has been discontinued. Income on certain non-accrual loans is recognized on a cash basis.

                                           1997                              1996                              1995
                              -------------------------------   -------------------------------   -------------------------------
                               AVERAGE                 YIELD/    AVERAGE                 YIELD/    AVERAGE                 YIELD/
                               BALANCE     INTEREST     RATE     BALANCE     INTEREST     RATE     BALANCE     INTEREST     RATE
                              ---------   ----------   ------   ---------   ----------   ------   ---------   ----------   ------
                                                         (AVERAGE IN MILLIONS; INTEREST IN THOUSANDS)
ASSETS
Loans, net of unearned
  income....................  $20,888.9   $1,833,552    8.78%   $16,885.4   $1,486,719    8.80%   $13,326.1   $1,211,927    9.09%
Held-to-maturity securities:
  Taxable...................    2,037.4      143,941    7.07      1,491.8      101,862    6.83      1,558.8      100,831    6.47
  Non-taxable...............      190.0       20,146   10.60        230.1       24,499   10.64        279.5       30,839   11.03
Available-for-sale
  securities................    3,272.1      215,692    6.58*     2,825.5      180,261    6.33*     2,209.4      139,813    6.22*
Short-term investments......      381.3       28,916    7.58        342.0       22,760    6.66        242.4       15,528    6.41
                              ---------   ----------   -----    ---------   ----------   -----    ---------   ----------   -----
        Total
          interest-earning
          assets............   26,769.7   $2,242,247    8.37*    21,774.8    1,816,101    8.33*    17,616.2    1,498,938    8.49*
Allowance for loan losses...     (298.2)                           (239.3)                           (187.1)
Other assets................    2,000.9                           1,748.5                           1,554.8
                              ---------                         ---------                         ---------
        Total assets........  $28,472.4                         $23,284.0                         $18,983.9
                              =========                         =========                         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits............  $ 1,265.3   $   38,911    3.08%   $ 1,015.3   $   27,519    2.71%   $   806.9   $   21,520    2.67%
Interest-bearing demand
  deposits..................      533.7       14,425    2.70        567.8       15,956    2.81      1,556.7       41,437    2.66
Time deposits...............   14,258.0      691,786    4.85     12,024.4      601,138    5.00      9,225.3      501,107    5.43
Short-term borrowings.......    4,834.8      266,816    5.52      3,636.7      194,159    5.34      2,995.9      174,330    5.82
Federal Home Loan Bank
  advances..................    2,107.6      112,646    5.34      1,088.3       57,387    5.27        351.1       20,511    5.84
Long-term debt..............      986.8       61,495    6.23        696.6       42,035    6.03        486.0       32,518    6.69
                              ---------   ----------   -----    ---------   ----------   -----    ---------   ----------   -----
        Total
          interest-bearing
          liabilities.......   23,986.2    1,186,079    4.94     19,029.1      938,194    4.93     15,421.9      791,423    5.13
Demand deposits,
  non-interest bearing......    2,095.4                           2,270.5                           2,023.3
Other liabilities...........      439.6                             384.8                             277.9
                              ---------                         ---------                         ---------
        Total liabilities...   26,521.2                          21,684.4                          17,723.1
Stockholders' equity........    1,951.2                           1,599.6                           1,260.8
                              ---------                         ---------                         ---------
        Total liabilities
          and stockholders'
          equity............  $28,472.4                         $23,284.0                         $18,983.9
                              =========   ----------            =========   ----------            =========   ----------
Net interest income.........              $1,056,168                        $  877,907                        $  707,515
                                          ==========                        ==========                        ==========
Net interest margin.........                            3.94%*                            4.03%*                            4.01%*
Net interest spread.........                            3.43%*                            3.40%*                            3.36%*

---------------

* Yields were calculated using average amortized cost of available-for-sale securities.

TAXABLE EQUIVALENT ADJUSTMENT ANALYSIS

                                       1997                                    1996                       1995
                       -------------------------------------   -------------------------------------   ----------
                                      TAXABLE      INTEREST                   TAXABLE      INTEREST
                        INTEREST    EQUIVALENT      INCOME      INTEREST    EQUIVALENT      INCOME      INTEREST
                         INCOME     ADJUSTMENTS     (FTE)        INCOME     ADJUSTMENTS     (FTE)        INCOME
                       ----------   -----------   ----------   ----------   -----------   ----------   ----------
                                                             (IN THOUSANDS)
Loans................  $1,831,156     $ 2,396     $1,833,552   $1,483,706     $ 3,013     $1,486,719   $1,208,209
Held-to-maturity
  securities:
  Taxable............     143,941           0        143,941      101,862           0        101,862      100,831
  Non-taxable........      13,224       6,922         20,146       15,972       8,527         24,499       20,604
Available-for-sale
  securities.........     215,015         677        215,692      179,920         341        180,261      139,451
Short-term
  investments........      28,916           0         28,916       22,760           0         22,760       15,528
                       ----------     -------     ----------   ----------     -------     ----------   ----------
        Totals.......  $2,232,252     $ 9,995     $2,242,247   $1,804,220     $11,881     $1,816,101   $1,484,623
                       ==========     =======     ==========   ==========     =======     ==========   ==========

                                 1995
                       ------------------------
                         TAXABLE      INTEREST
                       EQUIVALENT      INCOME
                       ADJUSTMENTS     (FTE)
                       -----------   ----------
                            (IN THOUSANDS)
Loans................    $ 3,718     $1,211,927
Held-to-maturity
  securities:
  Taxable............          0        100,831
  Non-taxable........     10,235         30,839
Available-for-sale
  securities.........        362        139,813
Short-term
  investments........          0         15,528
                         -------     ----------
        Totals.......    $14,315     $1,498,938
                         =======     ==========

VOLUME-RATE ANALYSIS (TABLE 2)

     The following table shows a summary of the changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities for 1997/1996 and 1996/1995. Changes not solely attributable to a change in rate or volume are allocated proportionately relative to the absolute change of rate and volume.

                                                        1997 VERSUS 1996                         1996 VERSUS 1995
                                             INCREASE (DECREASE) DUE TO CHANGE IN:    INCREASE (DECREASE) DUE TO CHANGE IN:
                                             --------------------------------------   --------------------------------------
                                                VOLUME        YIELD/                     VOLUME        YIELD/
                                             OUTSTANDING       RATE         TOTAL     OUTSTANDING       RATE         TOTAL
                                             ------------    ---------    ---------   ------------    ---------    ---------
                                                                             (IN THOUSANDS)
Interest income on:
  Loans....................................    $351,417      $ (4,584)    $346,833      $314,489      $(39,696)    $274,793
  Held-to-maturity securities
    Taxable................................      38,434         3,645       42,079        (4,444)        5,474        1,030
    Non-taxable............................      (4,253)         (100)      (4,353)       (5,284)       (1,056)      (6,340)
  Available-for-sale securities............      29,271         6,160       35,431        39,299         1,149       40,448
  Short-term investments...................       2,794         3,362        6,156         6,604           628        7,232
                                               --------      --------     --------      --------      --------     --------
        Total interest income..............     417,663         8,483      426,146       350,664       (33,501)     317,163
Interest expense on:
  Interest-bearing deposits................     113,907       (13,398)     100,509        95,975       (15,426)      80,549
  Short-term borrowings....................      65,920         6,737       72,657        35,066       (15,238)      19,828
  Federal Home Loan Bank advances..........      54,467           792       55,259        39,057        (2,181)      36,876
  Long-term debt...........................      18,048         1,412       19,460        12,961        (3,443)       9,518
                                               --------      --------     --------      --------      --------     --------
        Total interest expense.............     252,342        (4,457)     247,885       183,059       (36,288)     146,771
                                               --------      --------     --------      --------      --------     --------
        Net interest income................    $165,321      $ 12,940     $178,261      $167,605      $  2,787     $170,392
                                               ========      ========     ========      ========      ========     ========

PROVISION FOR LOAN LOSSES

     The provision for loan losses in 1997 was $90.6 million, compared to $90.0 million in 1996 and $61.3 million in 1995. Table 7, Allowance for Loan Losses, summarizes information concerning the allowance for loan losses for each of the five years in the period ended December 31, 1997.

     Management considers portfolio growth and mix, the volume of non-performing loans, potential problem loans and delinquencies, as well as current economic conditions in determining the provision for loan losses. The provision for loans losses increased $0.6 million from 1996 to 1997 while the ratio of the year-end allowance to net loans outstanding remained unchanged at 1.40% at both December 31, 1997 and December 31, 1996. The increase in the provision for loan losses was a result of increased non-performing loans and loan growth. The Company has experienced continued low levels of net charge-offs in 1997. During 1997 net charge-offs totaled $51.8 million, or .25% of average loans; an increase of $4.1 million from $47.7 million or .28% of average loans in 1996. Net charge-offs during 1995 were $29.5 million or .22% of average loans. At December 31, 1997, total non-performing loans increased to $119.9 million, and consisted of loans on non-accrual status of $118.8 million and restructured loans of $1.1 million. Total non-performing loans at December 31, 1996 and 1995 were $84.9 million and $76.0 million, respectively. For 1997, total non-performing loans consisted of construction loans of $4.4 million, 1-4 family residential mortgage loans of $31.5 million, commercial real estate mortgage loans of $15.5 million, commercial, financial and agricultural loans of $61.4 million and loans to individuals of $7.1 million. Accruing loans 90 days or more past due increased $13.6 million to $54.0 million in 1997 from $40.4 million in 1996. Accruing loans 90 days or more past due were $36.3 million in 1995. The increase in loans 90 days or more past due and accruing at December 31, 1997 includes a mixture of types of loans. Management believes that the majority of these loans are past due for reasons that are likely curable by the borrowers and should result in the loans returning to current status rather than the loans being placed on non-accrual status or being restructured.

NON-INTEREST INCOME

     Total non-interest income increased $15.7 million or 6% to $270.5 million in 1997. Service charges on deposit accounts accounted for the largest portion of the increase in non-interest income, increasing $20.7 million or 19% to $129.9 million. This increase is attributable to an increased number of deposit accounts and increases in certain service charge rates.

     Income from mortgage banking operations, including servicing fees, decreased $14.9 million or 35% to $27.2 million. During 1997, mortgage origination fees were approximately $19.5 million, a 12% decrease from $22.2 million in 1996. Loan servicing income decreased $12.2 million to $7.7 million during 1997.

     Bank Card Fees increased $0.3 million to $23.0 million at December 31, 1997. Trust fees increased $2.6 million or 12% to $24.5 million. Securities gains were $1.7 million in 1997 and $1.4 million in 1996. All other fee income in 1997 was $42.5 million, up $5.6 million from 1996 and included investment fees of $15.7 million, international department fees of $8.9 million and other fee income of $17.9 million. Other non-interest income increased $1.1 million or 5% to $21.7 million. During 1997 and 1996, $10.3 million and $7.1 million, respectively, in gains on sales of loans were included in other non-interest income. Other than the gains on the sales of the loans in 1997 and 1996, there were no significant non-recurring non-interest income items recorded during any of the three years in the period ended December 31, 1997.

NON-INTEREST INCOME (TABLE 3)

     The following table presents an analysis on non-interest income for 1997, 1996 and 1995 together with the amount and percent change from the prior year for 1997 and 1996:

                                                                        CHANGES FROM PRIOR YEAR
                                                                    --------------------------------
                                         YEAR ENDED DECEMBER 31,         1997              1996
                                         ------------------------   --------------    --------------
                                          1997     1996     1995    AMOUNT     %      AMOUNT     %
                                         ------   ------   ------   ------   -----    ------   -----
                                                                (IN MILLIONS)
Service charges on deposit accounts....  $129.9   $109.2   $ 93.3   $20.7     18.9%   $15.9     17.1%
Mortgage banking operations............    27.2     42.1     31.7   (14.9)   (35.2)    10.4     32.8
Trust fees.............................    24.5     21.9     18.9     2.6     12.1      3.0     17.0
Securities gains.......................     1.7      1.4      0.2     0.3     23.4      1.2    628.8
Bank card fees.........................    23.0     22.7     18.7     0.3      1.1      4.0     20.0
Investment fees........................    15.7     12.2      9.3     3.5     29.2      2.9     30.9
International fees.....................     8.9      8.5      8.2     0.4      4.6      0.3      3.2
Safe deposit fees......................     3.9      3.6      3.6     0.3      8.6      0.0      0.8
Collection fees........................     5.6      4.9      3.9     0.7     16.0      1.0     26.1
Business services......................     3.7      4.2      4.7    (0.5)   (13.6)    (0.5)   (10.4)
Other fees.............................     4.7      3.5      4.1     1.2     34.8     (0.6)   (14.4)
Other..................................    21.7     20.6     12.1     1.1      4.8      8.5     70.7
                                         ------   ------   ------   -----    -----    -----    -----
            Totals.....................  $270.5   $254.8   $208.7   $15.7      6.2%   $46.1     22.1%
                                         ======   ======   ======   =====    =====    =====    =====

NON-INTEREST EXPENSE

     Total non-interest expense increased $104.9 million or 16% to $748.2 million from $643.3 million in 1996. The 1997 ratio of non-interest expense to average total assets of 2.63% compared favorably to the 1996 level of 2.76%. This result is attributable to Management's commitment to continuously improve the Company's overall operating efficiency. The operating efficiency ratio improved to 56.47% in 1997 from 56.86% in 1996.

     Salaries and employee benefits accounted for the largest portion of non-interest expense and the largest portion of the increase during all three years. During 1997, salaries and employee benefits were $404.8 million, an increase of $73.2 million or 22% over 1996. This was primarily reflective of the increase in the number of full-time equivalent employees by 13% to approximately 10,300 at December 31, 1997. These additional employees were added in response to the overall growth experienced by the Company during the year, including the acquisition of other financial institutions. Net occupancy expense increased $10.8 million or 22% to $60.2 million as the number of branches increased 6% to 540 at December 31, 1997 from 511 at December 31, 1996. Equipment expense increased $8.4 million or 23% to $45.7 million in 1997 as a result of the increase of banking offices and personnel.

     Deposit insurance decreased $17.0 million or 83% to $3.5 million in 1997. During 1996, deposit insurance expense had increased $3.6 million or 21% over the 1995 level to $20.5 million as a result of a one-time assessment by the Savings Association Insurance Fund. This legislation, which was passed on September 30, 1996, required the assessment to be calculated based on deposits insured by the SAIF. The assessment amounted to approximately $14.0 million and reduced after-tax earnings by $8.6 million. As a part of the SAIF legislation, the deposit insurance rate on SAIF insured deposits decreased from 23 basis points to 6.44 basis points beginning October 1, 1996. Also, the insurance rate charged on Bank Insurance Fund insured deposits will increase to 1.29 basis points through 1999 from its previous rate of zero.

     All other non-interest expense items increased $29.5 million or 14% to $234.0 million for 1997, primarily as a result of growth in the general level of business throughout the Company. From 1995 to 1996, total non-interest expense increased $106.8 million or 20% primarily as a result of increased salaries and benefits, and other operating expenses, reflecting the growth experienced by the Company during 1996. Other than the SAIF assessment in 1996, there were no other significant non-recurring non-interest expense items recorded during any of the three years in the period ended December 31, 1997.

     The Company uses a wide range of software and related technologies throughout its business that will be affected by the date change in the year 2000. This date change will require modification of portions of its software so that its computer systems will properly recognize dates beyond December 31, 1999. The Company believes that with the current and planned upgrades or modifications to existing software and conversion to new software, the impact of the Year 2000 issue can be mitigated.

     The Company is using both internal and external resources to reprogram, or replace, and test software for Year 2000 readiness. The Company has established a Year 2000 program office staffed by five full-time employees which is headed by a member of senior management. SouthTrust also has a related management committee dedicated to Year 2000 issues. The total Year 2000 project cost is estimated to be between $15 million and $20 million, $5.8 million of which has been expensed in the year ended December 31, 1997. Critical computerized functions are expected to be Year 2000 ready by December 31, 1998.

NON-INTEREST EXPENSE (TABLE 4)

     The following table presents an analysis on non-interest expense for 1997, 1996 and 1995 together with the amount and percent change from the prior year for 1997 and 1996:

                                                                        CHANGE FROM PRIOR YEAR
                                                                   --------------------------------
                                       YEAR ENDED DECEMBER 31,          1997              1996
                                       ------------------------    --------------    --------------
                                        1997     1996     1995     AMOUNT     %      AMOUNT     %
                                       ------   ------   ------    ------   -----    ------   -----
                                                              (IN MILLIONS)
Salaries and employee benefits.......  $404.8   $331.6   $281.5    $ 73.2    22.1%   $ 50.1    17.8%
Net occupancy expense................    60.2     49.4     43.4      10.8    21.9       6.0    13.7
Equipment expense....................    45.7     37.3     31.0       8.4    22.5       6.3    20.7
Professional services................    51.4     45.6     34.8       5.8    12.8      10.8    31.1
Deposit insurance....................     3.5     20.5     16.9     (17.0)  (83.0)      3.6    21.1
Communications.......................    36.5     30.8     25.2       5.7    18.4       5.6    22.4
Business development.................    26.3     23.2     21.2       3.1    13.4       2.0     9.3
Supplies.............................    23.2     17.2     12.0       6.0    34.4       5.2    43.1
Other insurance......................    17.1     15.2     11.8       1.9    12.6       3.4    28.6
Data processing......................     8.5      7.7      6.3       0.8    10.8       1.4    21.9
Other................................    71.0     64.8     52.4       6.2     9.6      12.4    23.2
                                       ------   ------   ------    ------   -----    ------   -----
          Totals.....................  $748.2   $643.3   $536.5    $104.9    16.3%   $106.8    19.9%
                                       ======   ======   ======    ======   =====    ======   =====

INCOME TAXES

     Income tax expense increased $38.3 million or 29% to $171.1 million for the year ended December 31, 1997, resulting in an effective tax rate of 36% compared to 34% and 35% in 1996 and 1995, respectively. The statutory federal tax rate was 35% during all three years.

     A reconciliation of the differences between income tax expense and income taxes calculated by applying the applicable statutory federal tax rates is provided in Note M of the Consolidated Financial Statements. The largest component of this difference during 1997 and 1996 is attributable to state income tax, net of federal tax benefit. The largest component of this difference during 1995 is attributable to tax-exempt interest income.

BALANCE SHEET SUMMARY

     Total assets at December 31, 1997, were $30.9 billion, representing an increase of 18% over the 1996 level of $26.2 billion. Of the total asset growth in 1997, 69% was internally generated. Average total assets increased 22% to $28.5 billion during 1997 from $23.3 billion in 1996. As of December 31, 1997, the five-year compound growth rate in total assets was 19%.

     During 1997, the Company consummated four business combinations in which the Company acquired additional assets of $1,463.3 million, including loans of $421.5 million and assumed deposits of $1,387.5 million. During 1996, the Company acquired $1,744.9 million in assets, including $1,358.5 million in loans and assumed deposits of $1,417.9 million. Note B, "Business Combinations," to the Consolidated Financial Statements, included elsewhere in this report, provides additional information regarding business combinations. In the normal course of business, the Company regularly investigates acquisition and expansion opportunities, and expects this process will continue.

     Average earning assets during 1997 were $26.8 billion up $5.0 billion or 23% from 1996. Average earning assets were 94.0% and 93.5% of average total assets in 1997 and 1996, respectively.

     Average interest-bearing liabilities were $24.0 billion in 1997 and $19.0 billion in 1996, and accounted for 84.2% and 81.7% of average liabilities and stockholders' equity in 1997 and 1996, respectively.

     Table 1, Average Balances and Interest Rates, includes average balances of assets and liabilities and stockholders' equity, and the rates earned/paid on major categories of earning assets and interest-bearing liabilities for each of the three years in the period ended December 31, 1997.

LOANS

     Loans comprise the major portion of earning assets of the Company, accounting for 78% of average earning assets in both 1997 and 1996. At December 31, 1997, loans, net of unearned income, totaled $22,474.8 million, up 16% from the December 31, 1996 level of $19,331.1 million. Of the total increase of $3,143.7 million from 1996 to 1997, $421.5 million represents loans obtained in acquisitions. The remainder of the increase, $2,722.2 million, represents an internal growth rate for loans of 14% for 1997.

     Demand for all types of loans remained strong during 1997. Commercial, financial and agricultural loans increased $815.1 million, $16.7 million of which were acquired, to $7,548.4 million or 33.3% of total loans at December 31, 1997.

     Commercial real estate mortgage loans increased $534.9 million or 18% to $3,543.8 million or 15.6% of total loans at December 31, 1997. Of the increase, $59.1 million was acquired and the remaining $475.8 million was internally generated growth. Commercial real estate mortgage loans as a group share similar credit risk characteristics including sensitivity to economic conditions that may affect occupancy and/or rental rates of the underlying collateral. Loan types other than commercial real estate mortgages have widely diversified credit risks. For this reason, the Company considers commercial real estate mortgage loans as its largest credit concentration.

     The largest portion of the increase in total loans was attributable to an increase in real estate construction loans, which increased $1,006.6 million or 52% to $2,937.2 million or 13.0% of total loans at December 31, 1997, from $1,930.6 million or 9.9% of total loans at December 31, 1996. This increase included $30.4 million of acquired real estate construction loans. At December 31, 1997 construction loans included approximately $578.0 million in loans on residential properties, loans on income producing commercial real estate totaling $1,954.1 million, and $405.1 million of loans secured by owner occupied real estate.

     Residential real estate mortgage loans increased $589.6 million or 13% to $5,277.1 million or 23.3% of total loans in 1997 compared to $4,687.5 million or 24.0% of loans in 1996. Approximately 43% of the total increase in these loans during 1997 was obtained through acquisitions.

     Lease financing loans were $869.0 million or 3.9% of total loans in 1997, up $136.0 million from $733.0 million or 3.8% of total loans at December 31, 1996.

     Loans to individuals at December 31, 1997 were $2,458.4 million, up $85.1 million from December 31, 1996. Loans to individuals accounted for 10.9% and 12.2% of total loans at year-end 1997 and 1996, respectively.

     Unearned income at December 31, 1997 was $159.1 million, up $23.6 million from the December 31, 1996 level of $135.5 million.

LOAN PORTFOLIO (TABLE 5)

     The following table presents loans by type and percent of total at the end of each of the last five years.

                                                                         DECEMBER 31,
                               ------------------------------------------------------------------------------------------------
                                     1997                1996                1995                1994                1993
                               -----------------   -----------------   -----------------   -----------------   ----------------
                                AMOUNT       %      AMOUNT       %      AMOUNT       %      AMOUNT       %      AMOUNT      %
                               ---------   -----   ---------   -----   ---------   -----   ---------   -----   --------   -----
                                                                        (IN MILLIONS)
Commercial, financial and
  agricultural...............  $ 7,548.4    33.3%  $ 6,733.3    34.6%  $ 5,503.9    37.3%  $ 4,755.9    38.9%  $3,896.6    40.9%
Real estate construction.....    2,937.2    13.0     1,930.6     9.9     1,245.8     8.4       675.2     5.5      448.6     4.7
Commercial real estate
  mortgage...................    3,543.8    15.6     3,008.9    15.5     2,264.7    15.4     1,776.1    14.6    1,314.2    13.8
Residential real estate
  mortgage...................    5,277.1    23.3     4,687.5    24.0     3,221.3    21.8     2,960.0    24.2    2,322.1    24.4
Lease financing..............      869.0     3.9       733.0     3.8       462.0     3.1       302.5     2.5      197.8     2.1
Loans to individuals.........    2,458.4    10.9     2,373.3    12.2     2,059.3    14.0     1,745.9    14.3    1,347.7    14.1
                               ---------   -----   ---------   -----   ---------   -----   ---------   -----   --------   -----
                                22,633.9   100.0%   19,466.6   100.0%   14,757.0   100.0%   12,215.6   100.0%   9,527.0   100.0%
                                           =====               =====               =====               =====              =====
  Unearned income............     (159.1)             (135.5)             (101.9)              (93.7)             (78.7)
                               ---------           ---------           ---------           ---------           --------
Loans, net of unearned
  income.....................   22,474.8            19,331.1            14,655.1            12,121.9            9,448.3
  Allowance for loan
    losses...................     (315.5)             (269.9)             (206.6)             (171.7)            (135.2)
                               ---------           ---------           ---------           ---------           --------
        Net Loans............  $22,159.3           $19,061.2           $14,448.5           $11,950.2           $9,313.1
                               =========           =========           =========           =========           ========

     As of December 31, 1997, contractual maturities of loans in the indicated classifications and sensitivity to changes in interest rates on certain of these loans were as follows:

                                                                                                     LOANS MATURING AFTER
                                                                                                           ONE YEAR
                                                                   MATURITIES                     --------------------------
                                                 ----------------------------------------------   PREDETERMINED   ADJUSTABLE
                                                 ONE YEAR     ONE TO        OVER                    INTEREST       INTEREST
                                                 OR LESS    FIVE YEARS   FIVE YEARS    TOTALS         RATE           RATE
                                                 --------   ----------   ----------   ---------   -------------   ----------
Commercial, financial and agricultural.........  $2,569.2    $3,227.5     $1,751.7    $ 7,548.4     $ 3,690.4      $1,288.8
Real estate construction.......................   1,381.3     1,047.9        508.0      2,937.2         807.2         748.7
Commercial real estate mortgage................     768.6     1,989.2        786.0      3,543.8       2,287.8         487.4
Residential real estate mortgage...............     985.8       443.9      3,847.4      5,277.1       2,057.8       2,233.5
Lease financing................................     148.5       663.7         56.8        869.0         720.5           0.0
Loans to individuals...........................     582.4     1,157.8        718.2      2,458.4       1,860.7          15.3
                                                 --------    --------     --------    ---------     ---------      --------
        Total loans............................  $6,435.8    $8,530.0     $7,668.1    $22,633.9     $11,424.4      $4,773.7
                                                 ========    ========     ========    =========     =========      ========
Unearned income................................                                       $  (159.1)
                                                                                      =========
Loans net of unearned income...................                                       $22,474.8
                                                                                      =========

NON-PERFORMING ASSETS

     Non-performing assets at December 31, 1997 were $180.4 million or .80% of net loans, plus other real estate owned ("OREO") and repossessed assets. This represents an increase of $41.4 million from the December 31, 1996 level of $139.0 million or .72% of net loans, plus OREO and repossessed assets. At December 31, 1997, total non-performing assets included $118.8 million in loans on non-accrual status, $1.1 million in restructured loans, $43.8 million in OREO, and $16.7 million of other repossessed assets. During 1997, the total OREO and repossessed assets obtained through acquisitions was $3.8 million.

     Total non-performing loans, consisting of loans on non-accrual status and restructured loans, included real estate construction loans of $4.4 million, commercial real estate mortgage loans of $15.5 million, residential real estate mortgage loans of $31.5 million, commercial, financial and agricultural loans of $61.4 million, and loans to individuals of $7.1 million. Combined non-performing real estate loans and properties taken in foreclosure of real estate loans totaled $78.7 million at December 31, 1997. This represented 44% of total non-performing assets as compared to $64.0 million or 46% at December 31, 1996.

     Loans 90 days past due and accruing were $54.0 million at December 31, 1997, compared to $40.4 million at December 31, 1996.

     The increase in non-performing assets occurred throughout a largely diversified group of credits having different credit risk characteristics, geographic distributions and underlying collateral characteristics. As evidenced by the relatively flat levels of the non-performing asset to loan ratios shown in table 6, the increase is more closely tied to the continuing increase in size of the Company's loan portfolio, rather than the result of negative trends in economic conditions that are likely to affect overall credit quality or loan charge-offs over the foreseeable future.

     In addition to loans on non-performing status at December 31, 1997, the Company had loans of approximately $23.3 million for which Management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, which may result in the loan repayment terms being restructured, and/or the loans going on non-performing status. Such loans are continuously reviewed by Management, and their classification may be changed if conditions warrant. At December 31, 1996, potential problem loans totaled $35.1 million.

NON-PERFORMING ASSETS (TABLE 6)

     The following table summarizes the Company's non-performing assets and accruing loans 90 days or more past due as of December 31 for the last five years.

                                             1997                  1996                  1995                  1994
                                      -------------------   -------------------   -------------------   -------------------
                                                                          (IN MILLIONS)
Non-accrual loans...................        $ 118.8               $  82.8               $  73.1               $  50.8
Restructured loans..................            1.1                   2.1                   2.9                   2.1
                                            -------               -------               -------               -------
          Total non-performing
            loans...................          119.9                  84.9                  76.0                  52.9
Other real estate owned.............           43.8                  43.9                  39.3                  46.0
Repossessed Assets..................           16.7                  10.2                   6.8                   3.8
                                            -------               -------               -------               -------
          Total non-performing
            assets..................          180.4                 139.0                 122.1                 102.7
Accruing loans 90 days or more past
  due...............................        $  54.0               $  40.4               $  36.3               $  16.6
                                            -------               -------               -------               -------
          Total non-performing
            assets and accruing
            loans 90 days or more
            past due................        $ 234.4               $ 179.4               $ 158.4               $ 119.3
                                            =======               =======               =======               =======
Provision for loan losses...........        $  90.6               $  90.0               $  61.3               $  45.0
Net charge-offs.....................           51.8                  47.7                  29.5                  19.8
Ratios:
For the Period Ended:
  Net charge-offs as a % of average
     net loans......................           0.25%                 0.28%                 0.22%                 0.19%
  Provision for loan losses as a %
     of net charge-offs.............         175.00                188.89                207.95                227.46
Period End:
  Allowance as a % of net loans.....           1.40                  1.40                  1.41                  1.42
  Allowance as a % of non-performing
     loans..........................         263.16                317.57                271.88                324.55
  Allowance as a % of non-performing
     assets.........................         174.85                194.06                169.27                167.17
  Allowance as a % of non-performing
     assets and accruing loans 90
     days or more past due..........         134.60                150.39                130.43                143.89
  Non-performing loans as a % of net
     loans..........................           0.53                  0.44                  0.52                  0.44
  Non-performing assets as a % of
     loans net of unearned income
     plus OREO and repossessed
     assets.........................           0.80                  0.72                  0.83                  0.84
  Non-performing assets and accruing
     loans 90 days or more past due
     as a % of loans net of unearned
     income plus OREO and
     repossessed assets.............           1.04                  0.93                  1.08                  0.98

                                           1993
                                      ---------------

Non-accrual loans...................      $  58.6
Restructured loans..................          8.8
                                          -------
          Total non-performing
            loans...................         67.4
Other real estate owned.............         41.6
Repossessed Assets..................          4.1
                                          -------
          Total non-performing
            assets..................        113.1
Accruing loans 90 days or more past
  due...............................      $  13.2
                                          -------
          Total non-performing
            assets and accruing
            loans 90 days or more
            past due................      $ 126.3
                                          =======
Provision for loan losses...........      $  45.0
Net charge-offs.....................         24.6
Ratios:
For the Period Ended:
  Net charge-offs as a % of average
     net loans......................         0.29%
  Provision for loan losses as a %
     of net charge-offs.............       182.95
Period End:
  Allowance as a % of net loans.....         1.43
  Allowance as a % of non-performing
     loans..........................       200.70
  Allowance as a % of non-performing
     assets.........................       119.59
  Allowance as a % of non-performing
     assets and accruing loans 90
     days or more past due..........       107.06
  Non-performing loans as a % of net
     loans..........................         0.71
  Non-performing assets as a % of
     loans net of unearned income
     plus OREO and repossessed
     assets.........................         1.19
  Non-performing assets and accruing
     loans 90 days or more past due
     as a % of loans net of unearned
     income plus OREO and
     repossessed assets.............         1.33

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses increased $45.6 million to $315.5 million at December 31, 1997 primarily due to the increase in non-performing loans and loan growth. As a percentage of net loans, the Company maintained the allowance for loan losses at 1.40%, consistent with the previous year allowance of $269.9 million or 1.40% of net loans. At year-end 1997, the allowance for loan losses was 263% of total non-performing loans compared to 318% at the end of 1996. During 1997, the provision for loan losses added $90.6 million to the allowance for loan losses and net charge-offs reduced the allowance for loan losses by $51.8 million. Existing allowances for loan losses of acquired institutions totaled $6.8 million and also augmented the total allowance. The allowance for loan losses is established to cover losses inherent in the portfolio. As asset quality and economic conditions change, the allowance for loan losses will be increased or decreased accordingly.

     Net charge-offs during 1997 totaled $51.8 million or .25% of average net loans, an increase of $4.1 million from $47.7 million or .28% of net loans during 1996. During 1997, total loans charged-off were $62.9 million and total recoveries of previously charged-off loans were $11.1 million. Net charge-offs by major category during 1997 were commercial, financial and agricultural loans of $16.0 million, real estate construction loans of $0.1 million, commercial real estate mortgage loans of $0.6 million, residential real estate mortgage loans of $4.0 million, lease financing of $0.9 million and loans to individuals of $30.2 million. In maintaining the allowance level, Management has taken into consideration present economic trends and conditions, portfolio growth, the level of risk in the portfolio, the level of potential problem loans, and delinquencies. Management considers the allowance for loan losses to be adequate.

ALLOWANCE FOR LOAN LOSSES (TABLE 7)

     The following table summarizes information concerning the allowance for loan losses:

                                                         YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------
                                           1997        1996        1995        1994        1993
                                         ---------   ---------   ---------   ---------   --------
                                                              (IN MILLIONS)
Loans outstanding at year end, net of
  unearned income......................  $22,474.8   $19,331.1   $14,655.1   $12,121.9   $9,448.3
                                         =========   =========   =========   =========   ========
Average loans outstanding, net of
  unearned income......................  $20,888.9   $16,885.4   $13,326.1   $10,606.6   $8,422.0
                                         =========   =========   =========   =========   ========
                                                              (IN THOUSANDS)
Balance beginning of year..............  $ 269,863   $ 206,638   $ 171,692   $ 135,233   $103,770
Loans charged-off:
  Commercial, financial and
     agricultural......................     20,090      27,183      10,554       9,617     14,781
  Real estate construction.............        105          38         160         582        657
  Commercial real estate mortgage......      1,131       2,234       4,543       2,256        884
  Residential real estate mortgage.....      4,301       1,598       2,351       1,581      2,545
  Lease financing......................        902         417         199         156         49
  Loans to individuals.................     36,374      29,871      23,328      15,594     17,704
                                         ---------   ---------   ---------   ---------   --------
          Total charge-offs............     62,903      61,341      41,135      29,786     36,620
                                         ---------   ---------   ---------   ---------   --------
Recoveries of loans previously
  charged-off:
  Commercial, financial and
     agricultural......................      4,089       3,487       3,151       2,566      4,313
  Real estate construction.............          0          39          10          70        260
  Commercial real estate mortgage......        513       1,326       2,584         517        278
  Residential real estate mortgage.....        271         270         332         446        367
  Lease financing......................         56          15          25          51          4
  Loans to individuals.................      6,195       8,544       5,561       6,360      6,783
                                         ---------   ---------   ---------   ---------   --------
          Total recoveries.............     11,124      13,681      11,663      10,010     12,005
                                         ---------   ---------   ---------   ---------   --------
Net loans charged-off..................     51,779      47,660      29,472      19,776     24,615
Additions to allowance charged to
  expense..............................     90,613      90,027      61,286      44,984     45,032
Subsidiaries' allowance at date of
  purchase.............................      6,774      20,858       3,132      11,251     11,046
                                         ---------   ---------   ---------   ---------   --------
Balance end of year....................  $ 315,471   $ 269,863   $ 206,638   $ 171,692   $135,233
                                         =========   =========   =========   =========   ========
Allowance for loan loss allocation, end
  of year:
  Commercial, financial and
     agricultural......................  $ 109,744   $  90,258   $  67,206   $  58,186   $ 56,515
  Real Estate construction.............     21,568      24,844      15,883      11,405      4,786
  Commercial real estate mortgage......     44,617      26,925      24,874      44,065     24,551
  Residential real estate mortgage.....     44,867      47,057      24,071      20,010     14,032
  Lease financing......................      1,181         877         782         454        269
  Loans to individuals.................     68,258      49,790      44,418      25,786     15,296
  Unallocated portion of reserve.......     25,236      30,112      29,404      11,786     19,784
                                         ---------   ---------   ---------   ---------   --------
          Total........................  $ 315,471   $ 269,863   $ 206,638   $ 171,692   $135,233
                                         =========   =========   =========   =========   ========
Ratios:
  End-of-year allowance to net loans
     outstanding.......................       1.40%       1.40%       1.41%       1.42%      1.43%
  Net loans charged-off to net average
     loans.............................       0.25        0.28        0.22        0.19       0.29
  Provision for loan losses to net
     charge-offs.......................     175.00      188.89      207.95      227.46     182.95
  Provision for loan losses to net
     average loans.....................       0.43        0.53        0.46        0.42       0.53
  End-of-year allowance to net average
     loans.............................       1.51        1.60        1.55        1.62       1.61

    See Note A to Consolidated Financial Statements for discussion of the determination of the provision for loan losses.

HELD-TO-MATURITY AND AVAILABLE-FOR-SALE SECURITIES

     At December 31, 1997, total securities were $5,474.3 million. Held-to-maturity securities amounted to $2,557.2 million and securities classified as available-for-sale amounted to $2,917.1 million.

     Held-to-maturity securities increased 31% from the year-end 1996 level to $2,557.2 million, and included U.S. Treasury securities of $0.7 million, U.S. Government agency securities of $1,895.2 million, collateralized mortgage obligations ("CMO's") and mortgage backed securities of $464.1 million, obligations of states and political subdivisions of $161.9 million and other securities of $35.3 million.

     Available-for-sale securities increased 2% from the year-end 1996 level to $2,917.1 million and included U.S. Treasury securities of $173.4 million, U.S. Government agency securities of $475.0 million, CMO's and mortgage backed securities of $2,056.5 million, obligations of states and political subdivisions $3.9 million and other securities of $208.3 million.

     At December 31, 1997, the Company's investment portfolio included approximately $2,520.6 million in CMO's and other mortgage backed securities. Approximately 48% of this amount were securities with floating interest rates, and 52% were fixed interest rate securities. CMO's and mortgage backed securities present some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of low interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages.

     The Company's investment in structured notes and derivative investment securities is nominal and would not have a significant effect on the Company's net interest margin.

     At December 31, 1997, the fair value of held-to-maturity securities exceeded the amortized cost by $36.1 million, compared to an unrealized gain of $22.5 million at December 31, 1996. For available-for-sale securities, the fair value exceeded the amortized cost by $17.9 million, resulting in an after-tax increase to stockholders' equity of $11.2 million. This unrealized gain compares to a net of tax unrealized loss of $7.5 million at December 31, 1996. The increase in fair values relative to amortized cost is attributable to decreasing market interest rates from the prevailing rates in the previous year.

     At December 31, 1997, the gross unrealized gains for the entire securities portfolio were $72.0 million and gross unrealized losses were $18.0 million. During 1997, proceeds from sales of available-for-sale securities were $652.2 million and resulted in gross gains of $2.5 million and gross losses of $0.8 million. Gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on future income, liquidity or capital resource trends.

HELD-TO-MATURITY AND AVAILABLE-FOR-SALE SECURITIES (TABLE 8)

     The following table provides an analysis of amortized cost and fair value of held-to-maturity and available-for-sale securities as well as their maturities and year-end yields at December 31, 1997.

                                                  HELD-TO-MATURITY SECURITIES      AVAILABLE-FOR-SALE SECURITIES
                                                -------------------------------   -------------------------------
                                                AMORTIZED     FAIR     YEAR-END   AMORTIZED     FAIR     YEAR-END
                                                  COST       VALUE      YIELD       COST       VALUE      YIELD
                                                ---------   --------   --------   ---------   --------   --------
                                                                      (DOLLARS IN MILLIONS)
U.S. Treasury:
  Within one year.............................  $    0.5    $    0.5     5.15%    $   10.6    $   10.6     6.21%
  One to five years...........................       0.2         0.2     4.87        162.0       162.8     6.21
  Five to 10 years............................       0.0         0.0     0.00          0.0         0.0     0.00
  More than 10 years..........................       0.0         0.0     0.00          0.0         0.0     0.00
                                                --------    --------    -----     --------    --------    -----
         Totals...............................       0.7         0.7     5.06        172.6       173.4     6.21
                                                --------    --------    -----     --------    --------    -----
U.S. Government agencies:
  Within one year.............................      35.1        35.1     5.26          6.3         6.3     5.11
  One to five years...........................     183.3       183.8     6.64        285.9       286.2     6.64
  Five to 10 years............................   1,676.8     1,686.9     7.04        181.0       182.5     7.02
  More than 10 years..........................       0.0         0.0     0.00          0.0         0.0     0.00
                                                --------    --------    -----     --------    --------    -----
         Totals...............................   1,895.2     1,905.8     6.96        473.2       475.0     6.77
                                                --------    --------    -----     --------    --------    -----
Collateralized Mortgage Obligations and
  Mortgage-backed securities:
  Within one year.............................      31.5        32.1     7.31          9.4         9.2     5.64
  One to five years...........................      86.0        87.6     7.44        554.0       560.0     6.79
  Five to 10 years............................     135.5       139.7     7.67        605.4       605.7     6.35
  More than 10 years..........................     211.1       216.8     7.38        875.2       881.6     6.51
                                                --------    --------    -----     --------    --------    -----
         Totals...............................     464.1       476.2     7.47      2,044.0     2,056.5     6.53
                                                --------    --------    -----     --------    --------    -----
States and political subdivisions:
  Within one year.............................      30.8        31.3    11.03          0.3         0.3     8.93
  One to five years...........................      51.3        54.1    10.70          2.6         2.6     8.86
  Five to 10 years............................      46.7        51.2    10.55          0.9         1.0     8.03
  More than 10 years..........................      33.1        37.1    11.42          0.0         0.0     0.00
                                                --------    --------    -----     --------    --------    -----
         Totals...............................     161.9       173.7    10.86          3.8         3.9     8.62
                                                --------    --------    -----     --------    --------    -----
Other securities:
  Within one year.............................       2.9         2.9     5.02         26.3        29.5     6.46
  One to five years...........................      25.5        25.5     5.91          0.1         0.1     0.00
  Five to 10 years............................       6.1         7.7    11.04          0.5         0.6    11.30
  More than 10 years..........................       0.8         0.8     4.59        178.7       178.1     7.25
                                                --------    --------    -----     --------    --------    -----
         Totals...............................      35.3        36.9     6.75        205.6       208.3     7.18
                                                --------    --------    -----     --------    --------    -----
Total:
  Within one year.............................     100.8       101.9     7.65         52.9        55.9     6.14
  One to five years...........................     346.3       351.2     7.39      1,004.6     1,011.7     6.66
  Five to 10 years............................   1,865.1     1,885.5     7.19        787.8       789.8     6.51
  More than 10 years..........................     245.0       254.7     7.91      1,053.9     1,059.7     6.63
                                                --------    --------    -----     --------    --------    -----
         Totals...............................  $2,557.2    $2,593.3     7.30%    $2,899.2    $2,917.1     6.60%
                                                ========    ========    =====     ========    ========    =====

SHORT-TERM INVESTMENTS

     At December 31, 1997, total short-term investments were $512.0 million, an increase of $286.5 million from the $225.5 million level at year-end 1996. At year-end 1997, short-term investments included $49.0 million in federal funds sold, $0.2 million in securities purchased under agreements to resell, $0.2 million in interest-bearing deposits with other banks, loans held for sale of $403.8 million and trading securities of $58.8 million. Loans held for sale consist of mortgage loans in the process of being securitized and sold to third party investors. Securities held for trading purposes are primarily inventory at the Company's brokerage subsidiary. Loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value.

     The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position, in determining desired balances of short-term investments and alternative uses of such funds.

FUNDING

     Total borrowed funds at December 31, 1997 were $28.2 billion, up 17% from the 1996 level of $24.1 billion. The Company's funding sources can be divided into four broad categories: deposits, short-term borrowings, Federal Home Loan Bank advances and long-term debt.

     Deposits are the Company's primary source of funding. At December 31, 1997, total deposits were $19,586.6 million, up $2,281.1 million or 13% from the 1996 level of $17,305.5 million. During 1997, the Company acquired deposits of financial institutions totaling approximately $1,387.5 million.

     The largest portion of the increase in total deposits was an increase in consumer time and savings deposits of $2,142.6 million or 17% to $14,516.5 million. Other time deposits, consisting of time deposits of $100,000 and over, increased $430.3 million or 18% to $2,781.4 million. Non-interest-bearing demand deposits decreased $291.7 million or 11% to $2,288.7 million. Non-interest-bearing demand deposits accounted for 11.7% and 14.9% of total deposits at December 31, 1997 and 1996, respectively.

     Core deposits are defined as demand deposits and time deposits less than $100,000. At December 31, 1997, core deposits totaled $16,805.2 million or 85.8% of total deposits, compared to $14,954.4 million or 86.4% of total deposits at December 31, 1996.

DEPOSITS (TABLE 9)

     The average daily balance of deposits and rates paid on such deposits are summarized for the periods indicated in the following table.

                                                              YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------
                                                     1997               1996               1995
                                               ----------------   ----------------   ----------------
                                                AMOUNT     RATE    AMOUNT     RATE    AMOUNT     RATE
                                               ---------   ----   ---------   ----   ---------   ----
                                                                   (IN MILLIONS)
Demand deposits:
  Non-interest-bearing.......................  $ 2,095.4          $ 2,270.5          $ 2,023.3
  Interest-bearing...........................      533.7   2.70%      567.8   2.81%    1,556.7   2.66%
Savings deposits.............................    1,265.3   3.08     1,015.3   2.71       806.9   2.67
Time deposits................................   14,258.0   4.85    12,024.4   5.00     9,225.3   5.43
                                               ---------          ---------          ---------
          Totals.............................  $18,152.4          $15,878.0          $13,612.2
                                               =========          =========          =========

     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1997, are summarized as follows:

                                                               TIME        OTHER
                                                           CERTIFICATES     TIME
                                                            OF DEPOSIT    DEPOSITS    TOTAL
                                                           ------------   --------   --------
                                                                     (IN MILLIONS)
Within three months......................................    $1,092.8      $151.7    $1,244.5
After three through six months...........................       435.2         0.0       435.2
After six through 12 months..............................       513.6         0.0       513.6
After 12 months..........................................       588.1         0.0       588.1
                                                             --------      ------    --------
          Totals.........................................    $2,629.7      $151.7    $2,781.4
                                                             ========      ======    ========

     Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and miscellaneous other borrowed funds. Short-term borrowings have become an increasingly used funding source by the Company. Access to alternative short-term funding sources allows the Company to meet its liquidity needs without relying solely on increasing deposits on a short-term basis, which could have the effect of increasing deposit rates on a substantial portion of the deposit base to obtain an incremental level of funding. Total short-term borrowings increased $679.4 million, or 17%, to $4,750.4 million at December 31, 1997 from $4,071.0 million at December 31, 1996. At December 31, 1997, total short-term borrowings included federal funds purchased of $2,185.2 million, securities sold under agreements to repurchase of $1,403.4 million, and other borrowed funds of $1,161.8 million, including $1,011.0 million in short-term bank notes payable, and other short-term borrowings of $150.8 million.

     At year-end 1997, total short-term borrowings were 16.8% of total funding compared to 16.9% at December 31, 1996.

     Note H to the Consolidated Financial Statements includes additional information relating to outstanding balances and rates of short-term borrowings.

     The Company uses Federal Home Loan Bank (FHLB) advances as an alternative to increasing its liability in certificates of deposits or other deposit programs with similar maturities.

     FHLB advances totaled $2,782.4 million at December 31, 1997, up $1,038.2 million from last year's level of $1,744.2 million. Of the $2,782.4 million outstanding at year-end 1997, $1,432.9 million have remaining maturities of less than five years, and substantially all of the remaining $1,349.5 million have remaining maturities through 2016. Note I to the Consolidated Financial Statements includes additional information relating to outstanding balances and rates of Federal Home Loan Bank advances.

     Long-term debt is used to provide funds to finance long-term assets, and is an integral element of the Company's supplemental regulatory capital. Long-term debt consists primarily of subordinated notes and debentures. Long-term debt at December 31, 1997 totaled $1,106.4 million compared to $983.2 million at December 31, 1996. During 1997, the Company increased long-term borrowings by $125.0 million, including $100.0 million and $25.0 million of subordinated notes which mature in 2027 and 2017, respectively. Repayments of long-term debt during 1997 totaled $1.8 million. Note J to the Consolidated Financial Statements provides details of long-term debt issues, scheduled maturities, and other terms of the debt agreements.

     For the year ended December 31, 1997, the Company's average long-term debt to equity ratio was 50.6% compared to 43.5% at December 31, 1996.

     Scheduled maturities of long-term debt are not expected to have a significant impact on the Company's liquidity. There are no plans at present to repay any significant amounts of outstanding indebtedness prior to the scheduled maturity.

LIQUIDITY

     Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other earning assets, the possible sale of available-for-sale securities and the ability to securitize certain types of loans, provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits, the maturity structure of liabilities, and the accessibility to market sources of funds. The Consolidated Statements of Cash Flows included elsewhere in this report provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 1997.

     Table 5, Loan Portfolio, included elsewhere in this report, shows scheduled loan maturities as of December 31, 1997. Approximately 28% of total loans mature within one year. Of the $16,198.1 million maturing after one year, $4,773.7 million or 29% had adjustable interest rates. Repayments of loans and scheduled loan maturities represent a substantial source of liquidity.

     The Company has $2,917.1 million in securities designated as available-for-sale. Though management has no present plans to dispose of the available-for-sale securities, such securities do represent saleable assets to meet liquidity needs. Table 8, Held-to-Maturity and Available-for-Sale Securities, included elsewhere in this report, shows the maturity distribution of the Corporation's securities portfolio by major category. At December 31, 1997, securities classified as held-to-maturity included $100.8 million or 4% of the portfolio which had maturities of one year or less, and $346.3 million or 14% that mature within one to five years. Note D of the Consolidated Financial statements includes an analysis of the amortized cost and fair values of the securities portfolio by contractual maturity, and an analysis of gross unrealized gains and gross unrealized losses in the securities portfolio at December 31, 1997 by major category. For held-to-maturity securities, gross unrealized gains at December 31, 1997 were $37.5 million and gross unrealized losses were $1.4 million.

     Core deposits, defined as total deposits less time deposits of $100,000 and over, constitute the Company's primary source of funding. Significant growth in core deposits, $1,850.8 million or 12% in 1997, provides a great deal of liquidity. Table 9, Deposits, included elsewhere in the report, details average balances of deposits by type, the weighted average rate paid by type, and a maturity distribution of deposits of $100,000 or more.

     Short-term funds secured from external sources include federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds. Average short-term borrowings during 1997 were $4,834.8 million, and average short-term investments were $381.3 million, resulting in an average short-term borrowing position of $4,453.5 million in 1997.

     The primary source of funds available to SouthTrust Corporation, the parent company, is payment of dividends from its subsidiary bank. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 1997, $472.5 million of the net assets of the Company's subsidiaries, primarily SouthTrust Bank, N.A., was available for payment as dividends without prior regulatory approval. Substantially all other net assets were restricted as to payments to the parent company.

     No trends in the sources or uses of cash by the Company are expected to have an impact on the Company's liquidity position. The Company believes that the level of liquidity is sufficient to meet current and future liquidity requirements.

ASSET AND LIABILITY RISK MANAGEMENT

     The Securities and Exchange Commission issued final rules in January 1997 governing disclosure requirements for financial instruments, including derivatives. The final rules require detailed description of the accounting policies used for derivatives (see Note A to the Consolidated Financial Statements), as well as qualitative and quantitative disclosures regarding market risk exposures. The quantitative disclosures are to be segregated between trading and non-trading portfolios. As the Company's trading portfolio is relatively insignificant, it does not pose significant market risk and therefore separate disclosure is not presented below.

     The Company's primary market risk is its exposure to interest rate changes. Interest rate risk management strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. It is through these strategies that the Company seeks to manage the maturity and repricing characteristics of its balance sheet.

     Interest rate risk management is administered through the Company's Treasury Management group which operates under policies established by the Treasury Management Committee of the Company's board of directors. This committee, which meets monthly, reviews interest rate risk, liquidity, capital positions and discretionary on- and off-balance sheet activity including interest rate swap agreements. Interim oversight of the treasury management function is administered by the Treasury Management manager through regular meetings with the Company's Chief Financial Officer and other executive management. All decisions are made within established risk management guidelines and strategies.

     The modeling techniques used by SouthTrust simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 100 basis point rate increase applied to all interest earning assets and interest-bearing liabilities, the Company would expect a net loss in fair value of the underlying instruments of $223.8 million. This hypothetical loss is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

INTEREST RATE SENSITIVITY ANALYSIS (TABLE 10)

                                                               DECEMBER 31, 1997
                              -----------------------------------------------------------------------------------
                                                                                             NON-
                                0-30        31-90      91-180      181-365     OVER 1      INTEREST
                                DAYS        DAYS        DAYS        DAYS        YEAR       SENSITIVE      TOTAL
                              ---------   ---------   ---------   ---------   ---------   -----------   ---------
                                                                 (IN MILLIONS)
Variable-rate commercial and
  real estate loans.........  $ 7,001.5   $   558.3   $   418.1   $   663.4   $ 1,685.7    $    0.0     $10,327.0
Fixed-rate commercial and
  real estate loans.........      589.6       373.1       483.3       952.4     6,129.3         0.0       8,527.7
Loans to individuals........      834.5       521.0       394.8       411.1     1,458.7         0.0       3,620.1
                              ---------   ---------   ---------   ---------   ---------    --------     ---------
         Total Loans........    8,425.6     1,452.4     1,296.2     2,026.9     9,273.7         0.0      22,474.8
Securities..................      884.5       515.1       305.1       289.2     3,480.4         0.0       5,474.3
Other earning assets........      249.3       262.7         0.0         0.0         0.0         0.0         512.0
                              ---------   ---------   ---------   ---------   ---------    --------     ---------
         Total earning
           assets...........    9,559.4     2,230.2     1,601.3     2,316.1    12,754.1         0.0      28,461.1
Other assets................        0.0         0.0         0.0         0.0         0.0     2,760.8       2,760.8
Less: Allowance for loan
  losses....................        0.0         0.0         0.0         0.0         0.0      (315.5)       (315.5)
                              ---------   ---------   ---------   ---------   ---------    --------     ---------
         Total Assets.......  $ 9,559.4   $ 2,230.2   $ 1,601.3   $ 2,316.1   $12,754.1    $2,445.3     $30,906.4
                              =========   =========   =========   =========   =========    ========     =========
Non-interest-bearing demand
  deposits..................  $     0.0   $     0.0   $     0.0   $     0.0   $     0.0    $2,288.7     $ 2,288.7
Interest-bearing demand
  deposits..................      755.8         0.0         0.0         0.0         0.0         0.0         755.8
Money market deposits.......    4,550.5           0           0           0           0           0       4,550.5
Savings deposits............    1,411.5         0.0         0.0         0.0         0.0         0.0       1,411.5
Time deposits under
  $100,000..................      712.6     1,991.3     1,492.9     1,858.3     1,743.6         0.0       7,798.7
Other time deposits.........      920.0       879.6       264.9       314.6       402.3         0.0       2,781.4
                              ---------   ---------   ---------   ---------   ---------    --------     ---------
         Total deposits.....    8,350.4     2,870.9     1,757.8     2,172.9     2,145.9     2,288.7      19,586.6
Short-term borrowings.......    4,375.0       350.4        25.0         0.0         0.0         0.0       4,750.4
Federal Home Loan Bank
  advances..................      550.0       280.0        35.0        12.0     1,905.4         0.0       2,782.4
Long-term debt..............        0.0        25.0         0.0         0.0     1,081.4         0.0       1,106.4
Other liabilities...........        0.0         0.0         0.0         0.0       486.0         0.0         486.0
Stockholders' equity........        0.0         0.0         0.0         0.0     2,194.6         0.0       2,194.6
                              ---------   ---------   ---------   ---------   ---------    --------     ---------
         Total liabilities
           and stockholders'
           equity...........  $13,275.4   $ 3,526.3   $ 1,817.8   $ 2,184.9   $ 7,813.3    $2,288.7     $30,906.4
                              =========   =========   =========   =========   =========    ========     =========
Interest rate gap...........  $(3,716.0)  $(1,296.1)  $  (216.5)  $   131.2   $ 4,940.8    $  156.6
Effect of interest rate
  swaps.....................     (170.0)     (175.0)     (500.0)      (75.0)      920.0
                              ---------   ---------   ---------   ---------   ---------
Cumulative interest rate
  gap.......................  $(3,886.0)  $(5,357.1)  $(6,073.6)  $(6,017.4)  $  (156.6)
                              =========   =========   =========   =========   =========
Cumulative gap as a
  percentage of earning
  assets -- December 31,
  1997......................     (13.65)%    (18.82)%    (21.34)%    (21.14)%     (0.55)%
  December 31, 1996.........      (6.64)%    (13.00)%    (19.51)%    (18.15)%      2.99%

Significant assumptions:

(1) Allocations to specific interest sensitivity periods are based on the earlier of the repricing or maturity dates. These allocations have not been adjusted for any estimated early principal payoffs with the exception of trading and held for sale assets. Since trading and held for sale assets are expected to be sold in the short-term, they have been classified in "0-30" or "31-90" based on anticipated future sales.
(2) Since interest-bearing demand and savings deposit accounts can theoretically be repriced at any time, all such balances have been included in 0-30 days. If these amounts were spread based upon expected repricing characteristics, the cumulative gap would have been significantly reduced.
(3) Non-accrual loans are included in their respective loan categories and are classified in the "Over 1 year" repricing period.

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

     Stockholders' equity at December 31, 1997 was $2,194.6 million or 7.10% of year-end assets compared to $1,734.9 million or 6.62% in 1996. During 1997, net income added $306.7 million to stockholders' equity and dividends declared totaled $99.6 million, resulting in an internal common equity generation rate of 10.6% in 1997 compared to 10.8% in 1996.

     During 1997, sales of common stock through the Dividend Reinvestment Plan, the Employee Discount Stock Purchase Plan, the stock option plans, and the Long-term Incentive Plan totaling 645,813 shares added $11.3 million to equity. During 1997 shares issued in business combinations totaled 1,905,047 shares and added $23.5 million to equity. Also, 6,925,218 shares were issued in secondary offerings, adding $199.7 million to equity. The net unrealized gain after tax on available-for-sale securities was $18.7 million for the year ended December 31, 1997, compared to an unrealized net gain of $2.1 million for the year ended December 31, 1996. Treasury stock purchases for 20,478 shares reduced equity by $0.6 million.

     The Company has issued 6,547,500 shares of common stock pursuant to its Prospectus Supplement dated January 22, 1998. These shares were offered to the public at a price of $36.50 per share and the Company received net proceeds of $35.68 per share, or a total of $233.6 million. The Company plans to use the proceeds from this sale for general corporate and working capital purposes, including funding investments in, or extensions of credit to, its banking and nonbanking subsidiaries. In addition, some portion of the proceeds may be used to fund pending or other prospective acquisitions.

     The annual dividend rate during 1997 was $.67 per share, representing a 14% increase over 1996. For 1998 the indicated annual dividend rate is $.76 per share, marking the twenty-eighth consecutive year in which SouthTrust has increased its dividend. The dividend pay-out ratio during 1997 was 32.5%. Item 5, Market for the Registrant's Common Equity and Related Stockholder Information, includes a five-year history of the dividend pay-out ratio.

     The Federal Reserve Board, which is the regulatory agency governing bank holding companies, sets guidelines for determining ratios to aid in the analysis and determination of capital levels required to support a company's operations. Likewise, the OCC prescribes various minimum levels of capital which must be held by the Company's subsidiary bank. The Federal Reserve Board and the OCC have adopted risk-based capital guidelines that incorporate factors weighing the relative credit risk of assets and items with off-balance sheet exposure. The guidelines also define regulatory capital, placing strong emphasis on the equity components of regulatory capital.

     The rules require a risk-based capital ratio of 8%, at least one-half of which must be made up of Core or Tier I capital elements. Tier I capital generally consists of common stock, capital surplus and retained earnings less treasury stock and certain intangible assets. Total risk-based capital includes Tier I capital, and supplemental capital elements which consist of certain subordinated debt and the allowance for loan losses subject to certain limitations. The guidelines also impose a leverage requirement, defined as the ratio of Tier I capital to average assets subject to certain adjustments. The leverage ratio generally must exceed 4% and is driven by evaluation and discretion of the regulators. At December 1997, SouthTrust had a total risk-based capital ratio of 12.07% consisting of Tier I capital elements of 7.72% and supplemental capital elements of 4.35%, and a leverage ratio of 6.61%. The Federal Deposit Insurance Corporation Improvement Act of 1995 provided further guidance as to capital levels to be maintained by insured depository institutions and corresponding supervisory treatments. Under these guidelines the subsidiary bank is considered "well capitalized," the highest of the five supervisory groupings.

CAPITAL POSITION (TABLE 11)

     Following are the Company's risk-based capital ratio's for the years ended December 31, 1997 and 1996.

                                                               DECEMBER 31,
                                                              --------------
                                                              1997     1996
                                                              -----    -----
Tier I capital ratio........................................   7.72%    7.33%
Supplemental capital element................................   4.35     4.46
                                                              -----    -----
          Total risk-based capital ratio....................  12.07%   11.79%
                                                              =====    =====
Leverage ratio..............................................   6.61%    6.21%
                                                              =====    =====

QUARTERLY INCOME INFORMATION (TABLE 12)

     The Company's unaudited consolidated operating results for each quarter of 1997 and 1996 are summarized in the table below.

                                              1997                                        1996
                            -----------------------------------------   -----------------------------------------
                                       THREE MONTHS ENDED                          THREE MONTHS ENDED
                            -----------------------------------------   -----------------------------------------
                            DEC. 31    SEPT. 30   JUNE 30    MAR. 31    DEC. 31    SEPT. 30   JUNE 30    MAR. 31
                            --------   --------   --------   --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income...........  $589,174   $574,242   $558,186   $510,650   $491,884   $467,583   $440,645   $404,108
Interest expense..........   315,376    308,448    296,161    266,094    255,859    242,133    227,656    212,546
Net interest income.......   273,798    265,794    262,025    244,556    236,025    225,450    212,989    191,562
Provision for loan
  losses..................    21,734     20,002     26,502     22,375     27,197     21,905     20,467     20,458
Non-interest income
  (excluding securities
  gains (losses)).........    74,399     68,743     63,742     61,884     67,964     60,424     61,258     63,754
Securities gains (losses),
  net.....................       288      1,053        304         94      1,267         86         (6)        62
Non-interest expense......   199,030    192,987    182,158    174,041    171,566    169,253    156,174    146,305
Income before income
  taxes...................   127,721    122,601    117,411    110,118    106,493     94,802     97,600     88,615
Income tax expense........    45,768     44,113     42,044     39,218     38,075     29,081     34,477     31,174
Net income................    81,953     78,488     75,367     70,900     68,418     65,721     63,123     57,441
Net income per share --
  basic...................      0.54       0.53       0.50       0.48       0.47       0.46       0.44       0.43
Net income per share --
  diluted.................      0.53       0.52       0.50       0.48       0.47       0.45       0.44       0.43
Dividends declared per
  share...................      0.16 2/3     0.16 2/3     0.16 2/3     0.16 2/3     0.14 2/3     0.14 2/3     0.14 2/3     0.14 2/3

CAPITAL STOCK (TABLE 13)

     SouthTrust Common Stock is traded in the over-the-counter market and quoted on the NASDAQ national market system under the symbol SOTR. As of February 27, approximately 15,169 shareholders of record owned Company stock. The following table summarizes the historical book value per share and dividends per share for each quarter of the past two years. Also included are the stock market price ranges of SouthTrust shares, as reported by NASDAQ's national market system.

                                                                          STOCK MARKET
                                                          BOOK VALUE       PRICE RANGE
                                                         PER SHARE AT     -------------    DIVIDENDS
                                                         END OF PERIOD    LOW     HIGH     PER SHARE
                                                         -------------    ----    -----    ---------
1997
  First Quarter........................................     $ 12.52       $22 3/4  $28 1/2   $0.16 2/3
  Second Quarter.......................................       13.05        23 7/12  28 1/4    0.16 2/3
  Third Quarter........................................       13.46        25 3/4   34 11/24  0.16 2/3
  Fourth Quarter.......................................       14.28        30 2/3   42 5/6    0.16 2/3
          Year.........................................                    22 3/4   42 5/6    0.66 2/3
1996
  First Quarter........................................     $ 11.07       $16 5/6  $19 1/6   $0.14 2/3
  Second Quarter.......................................       11.28        17 3/4   19        0.14 2/3
  Third Quarter........................................       11.65        17 2/3   21 1/4    0.14 2/3
  Fourth Quarter.......................................       12.03        20 1/3   24 1/12   0.14 2/3
          Year.........................................                    16 5/6   24 1/12   0.58 2/3

SIX-YEAR CONDENSED STATEMENTS OF CONDITION (TABLE 14)

                                                                                                                  GROWTH RATE
                                                                                                               ------------------
                                                                                                                ONE     FIVE-YEAR
                                         1997        1996        1995        1994        1993        1992       YEAR    COMPOUND
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------   ---------
                                                                             (IN MILLIONS)
AVERAGE BALANCES:
Loans, net of unearned income........  $20,888.9   $16,885.4   $13,326.1   $10,606.6   $ 8,422.0   $ 6,466.7    23.71%    26.43%
Held-to-maturity securities:
 Taxable.............................    2,037.4     1,491.8     1,558.8     1,224.4     3,498.8     2,969.9    36.57     (7.26)
 Non-taxable.........................      190.0       230.1       279.5       340.6       376.3       402.8   (17.43)   (13.95)
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
       Total held-to-maturity
         securities..................    2,227.4     1,721.9     1,838.3     1,565.0     3,875.1     3,372.7    29.36     (7.96)
Available-for-sale securities........    3,272.1     2,825.5     2,209.4     2,339.6           0           0    15.81      0.00
Short-term investments:
 Federal funds sold and securities
   purchased under resale
   agreements........................       28.3        66.5        29.6        21.3        54.5        57.3   (57.44)   (13.16)
 Interest-bearing deposits in other
   banks.............................       18.0        17.5        16.8        12.6        19.4        46.3     2.86    (17.22)
 Trading securities..................       30.3        15.4        15.1        14.9        12.2         8.7    96.75     28.35
 Loans held for sale.................      304.7       242.6       180.9       173.7       193.0       138.4    25.60     17.10
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
       Total short-term
         investments.................      381.3       342.0       242.4       222.5       279.1       250.7    11.49      8.75
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
       Total earning assets..........   26,769.7    21,774.8    17,616.2    14,733.7    12,576.2    10,090.1    22.94     21.55
Allowance for loan losses............     (298.2)     (239.3)     (187.1)     (154.1)     (118.1)      (90.7)   24.61     26.88
Other assets.........................    2,000.9     1,748.5     1,554.8     1,355.3     1,194.9     1,028.8    14.44     14.23
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
       Total assets..................  $28,472.4   $23,284.0   $18,983.9   $15,934.9   $13,653.0   $11,028.2    22.28%    20.89%
                                       =========   =========   =========   =========   =========   =========   ======    ======
Deposits:
 Interest-bearing....................  $16,057.0   $13,607.5   $11,588.9   $10,052.8   $ 9,166.6   $ 7,703.0    18.00%    15.82%
 Other...............................    2,095.4     2,270.5     2,023.3     1,849.2     1,606.0     1,293.1    (7.71)    10.14
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
       Total deposits................   18,152.4    15,878.0    13,612.2    11,902.0    10,772.6     8,996.1    14.32     15.07
Federal funds purchased and other
 short-term borrowed funds...........    4,834.8     3,636.7     2,995.9     2,259.9     1,340.0       925.5    32.94     39.19
Federal Home Loan Bank advances......    2,107.6     1,088.3       351.1       104.0       114.5         3.8    93.66    253.84
Long-term debt.......................      986.8       696.6       486.0       359.2       300.7       203.1    41.66     37.18
Other liabilities....................      439.6       384.8       277.9       218.6       174.8       170.1    14.24     20.91
Stockholders' equity.................    1,951.2     1,599.6     1,260.8     1,091.2       950.4       729.6    21.98     21.74
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
       Total liabilities and
         stockholders' equity........  $28,472.4   $23,284.0   $18,983.9   $15,934.9   $13,653.0   $11,028.2    22.28%    20.89%
                                       =========   =========   =========   =========   =========   =========   ======    ======
BALANCES AT YEAR END:
Loans, net of unearned income........  $22,474.8   $19,331.1   $14,655.1   $12,121.9   $ 9,448.3   $ 7,546.6    16.26%    24.39%
Held-to-maturity securities:
 Taxable.............................    2,395.3     1,744.9     1,330.9     1,364.6       921.6     3,366.2    37.27     (6.58)
 Non-taxable.........................      161.9       211.7       254.7       307.1       356.4       390.0   (23.52)   (16.12)
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
       Total held-to-maturity
         securities..................    2,557.2     1,956.6     1,585.6     1,671.7     1,278.0     3,756.2    30.70     (7.40)
Available-for-sale securities........    2,917.1     2,859.0     2,614.8     2,280.8     2,454.8           0     2.03      0.00
Short-term investments:
 Federal funds sold and securities
   purchased under resale
   agreements........................       49.2        12.2       100.3        22.6         2.0        49.1   303.28      0.04
 Interest-bearing deposits in other
   banks.............................        0.2         4.2        18.7        13.9        47.6        50.5   (95.24)   (66.92)
 Trading securities..................       58.8        17.8        15.7        16.9        14.7         3.6   230.34     74.83
 Loans held for sale.................      403.8       191.3       221.4       147.7       243.8       195.2   111.08     15.65
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
       Total short-term
         investments.................      512.0       225.5       356.1       201.1       308.1       298.4   127.05     11.40
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
       Total earning assets..........   28,461.1    24,372.2    19,211.6    16,275.5    13,489.2    11,601.2    16.78     19.66
Allowance for loan losses............     (315.5)     (269.9)     (206.6)     (171.7)     (135.2)     (103.8)   16.90     24.90
Other assets.........................    2,760.8     2,120.9     1,782.0     1,528.3     1,354.0     1,217.0    30.17     17.80
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
       Total assets..................  $30,906.4   $26,223.2   $20,787.0   $17,632.1   $14,708.0   $12,714.4    17.86%    19.44%
                                       =========   =========   =========   =========   =========   =========   ======    ======
Deposits:
 Interest-bearing....................  $17,297.9   $14,725.1   $12,303.1   $10,761.5   $ 9,732.5   $ 8,484.5    17.47%    15.31%
 Other...............................    2,288.7     2,580.4     2,272.0     2,039.7     1,782.9     1,597.8   (11.30)     7.45
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
       Total deposits................   19,586.6    17,305.5    14,575.1    12,801.2    11,515.4    10,082.3    13.18     14.20
Federal funds purchased and other
 short-term borrowed funds...........    4,750.4     4,071.0     3,207.4     2,828.0     1,456.4     1,331.1    16.69     28.97
Federal Home Loan Bank advances......    2,782.4     1,744.2       651.9       251.9       145.8        20.7    59.52    166.50
Long-term debt.......................    1,106.4       983.2       535.4       388.8       324.2       237.5    12.53     36.03
Other liabilities....................      486.0       384.4       386.3       226.9       214.4       182.4    26.43     21.65
Stockholders' equity.................    2,194.6     1,734.9     1,430.9     1,135.3     1,051.8       860.4    26.50     20.60
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
       Total liabilities and
         stockholders' equity........  $30,906.4   $26,223.2   $20,787.0   $17,632.1   $14,708.0   $12,714.4    17.86%    19.44%
                                       =========   =========   =========   =========   =========   =========   ======    ======

SIX-YEAR SUMMARY OF EARNINGS (TABLE 15)

                                                                                                               GROWTH RATES
                                                                                                            ------------------
                                                                                                             ONE     FIVE-YEAR
                                       1997         1996         1995        1994       1993       1992      YEAR    COMPOUND
                                    ----------   ----------   ----------   --------   --------   --------   ------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans......  $1,831,156   $1,483,705   $1,208,209   $868,461   $669,495   $561,757    23.42%    26.66%
  Interest on held-to-maturity
    securities:
    Taxable.......................     143,941      101,861      100,831     75,721    217,555    221,692    41.31     (8.28)
    Non-taxable...................      13,224       15,974       20,604     23,377     26,435     30,246   (17.22)   (15.25)
                                    ----------   ----------   ----------   --------   --------   --------   ------    ------
        Total interest on held-to-
          maturity securities.....     157,165      117,835      121,435     99,098    243,990    251,938    33.38     (9.01)
Interest on available-for-sale
  securities......................     215,015      179,920      139,451    130,470          0          0    19.51      0.00
Interest on federal funds sold and
  securities purchased under
  resale agreements...............       1,605        3,582        1,743        875      1,637      2,056   (55.19)    (4.83)
Interest on time deposits in other
  banks...........................       1,072        1,015        1,079        539        890      2,001     5.62    (11.73)
Interest on trading securities....       1,844          629          859        744        124        379   193.16     37.22
Interest on loans held for sale...      24,395       17,534       11,847      8,425     11,415      9,949    39.13     19.65
                                    ----------   ----------   ----------   --------   --------   --------   ------    ------
        Total interest income.....   2,232,252    1,804,220    1,484,623   1,108,612   927,551    828,080    23.72     21.94
INTEREST EXPENSE:
  Deposits........................     745,122      644,613      564,064    377,643    335,708    337,878    15.59     17.14
  Short-term borrowings...........     266,816      194,159      174,330     98,189     39,340     31,418    37.42     53.39
  Federal Home Loan Bank
    advances......................     112,646       57,387       20,511      4,628      5,103        173    96.29    265.37
  Long-term debt..................      61,495       42,035       32,518     20,607     17,592     13,461    46.29     35.50
                                    ----------   ----------   ----------   --------   --------   --------   ------    ------
        Total interest expense....   1,186,079      938,194      791,423    501,067    397,743    382,930    26.42     25.37
                                    ----------   ----------   ----------   --------   --------   --------   ------    ------
        Net interest income.......   1,046,173      866,026      693,200    607,545    529,808    445,150    20.80     18.64
Provision for loan losses.........      90,613       90,027       61,286     44,984     45,032     43,305     0.65     15.91
                                    ----------   ----------   ----------   --------   --------   --------   ------    ------
        Net interest income after
          provision for loan
          losses..................     955,560      775,999      631,914    562,561    484,776    401,845    23.14     18.92
NON-INTEREST INCOME:
  Service charges on deposit
    accounts......................     129,869      109,213       93,276     86,304     76,716     63,894    18.91     15.24
  Mortgage banking operations.....      27,242       42,096       31,712     27,760     33,771     22,794   (35.29)     3.63
  Bank card fees..................      22,981       22,727       18,699     15,847     12,574      9,667     1.12     18.91
  Trust fees......................      24,529       21,886       18,936     16,863     15,224     11,938    12.08     15.49
  Other fee income................      42,518       36,845       33,758     27,466     25,075     19,526    15.40     16.84
  Securities gains, net...........       1,739        1,409          193        330        603        634    23.42     22.36
  Other...........................      21,629       20,633       12,090     10,208     10,739      8,230     4.83     21.32
                                    ----------   ----------   ----------   --------   --------   --------   ------    ------
        Total non-interest
          income..................     270,507      254,809      208,664    184,778    174,702    136,683     6.16     14.63
NON-INTEREST EXPENSE:
  Salaries and employee
    benefits......................     404,846      331,600      281,546    257,637    227,017    184,921    22.09     16.97
  Net occupancy expense...........      60,158       49,361       43,423     40,273     36,775     32,254    21.87     13.28
  Equipment expense...............      45,724       37,336       30,932     27,899     25,353     20,687    22.47     17.19
  Business development............      26,312       23,199       21,221     16,090     12,795     10,771    13.42     19.56
  Communications..................      36,452       30,791       25,157     22,136     20,017     18,085    18.39     15.05
  Professional services...........      51,414       45,596       34,785     27,242     25,420     18,909    12.76     22.15
  Other...........................     123,310      125,415       99,470     94,722     87,574     88,009    (1.68)     6.98
                                    ----------   ----------   ----------   --------   --------   --------   ------    ------
        Total non-interest
          expense.................     748,216      643,298      536,534    485,999    434,951    373,636    16.31     14.90
                                    ----------   ----------   ----------   --------   --------   --------   ------    ------
        Income before income
          taxes...................     477,851      387,510      304,044    261,340    224,527    164,892    23.31     23.71
Income tax expense................     171,143      132,807      105,039     88,338     73,992     50,646    28.87     27.57
                                    ----------   ----------   ----------   --------   --------   --------   ------    ------
        NET INCOME................  $  306,708   $  254,703   $  199,005   $173,002   $150,535   $114,246    20.42%    21.84%
                                    ==========   ==========   ==========   ========   ========   ========   ======    ======
Average shares
  outstanding--basic..............     149,684      141,183      125,838    120,264    115,841    102,317
Average shares
  outstanding--diluted............     151,008      142,154      126,687    121,157    117,027    103,791
Net income per share--basic.......  $     2.05   $     1.80   $     1.58   $   1.44   $   1.30   $   1.12
Net income per share--diluted.....        2.03         1.79         1.57       1.43       1.29       1.10
Dividends declared per share......        0.67         0.59         0.53       0.45       0.40       0.35

                             SOUTHTRUST CORPORATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Southtrust Corporation:

     We have audited the accompanying consolidated statements of condition of SouthTrust Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SouthTrust Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Birmingham, Alabama
February 13, 1998

                             SOUTHTRUST CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                 1997             1996
                                                              -----------      -----------
                                                                 (DOLLARS IN THOUSANDS)
                                          ASSETS
Cash and due from banks.....................................  $   877,885      $   903,134
Short-term investments:
  Federal funds sold and securities purchased under resale
     agreements.............................................       49,175           12,180
  Interest-bearing deposits in other banks..................          228            4,185
  Trading securities........................................       58,750           17,850
  Loans held for sale.......................................      403,837          191,309
                                                              -----------      -----------
          Total short-term investments......................      511,990          225,524
Available-for-sale securities...............................    2,917,080        2,859,012
Held-to-maturity securities (Fair Value of $2,593,259 and
  $1,979,094 in 1997 and 1996, respectively)................    2,557,251        1,956,596
Loans.......................................................   22,633,861       19,466,650
Less --
  Unearned income...........................................      159,076          135,518
  Allowance for loan losses.................................      315,471          269,863
                                                              -----------      -----------
          Net loans.........................................   22,159,314       19,061,269
Premises and equipment, net.................................      598,294          510,043
Due from customers on acceptances...........................        8,561           26,599
Other assets................................................    1,276,070          681,016
                                                              -----------      -----------
          Total Assets......................................  $30,906,445      $26,223,193
                                                              ===========      ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest-bearing..........................................  $17,297,931      $14,725,077
  Other.....................................................    2,288,653        2,580,416
                                                              -----------      -----------
          Total deposits....................................   19,586,584       17,305,493
Federal funds purchased and securities sold under agreements
  to repurchase.............................................    3,588,599        3,205,948
Other short-term borrowings.................................    1,161,779          865,053
Bank acceptances outstanding................................        8,561           26,599
Federal Home Loan Bank advances.............................    2,782,355        1,744,159
Long-term debt..............................................    1,106,443          983,243
Other liabilities...........................................      477,483          357,806
                                                              -----------      -----------
          Total liabilities.................................   28,711,804       24,488,301
Stockholders' equity:
  Preferred Stock, par value $1.00 a share: 5,000,000 shares
     authorized; issued and outstanding -- none.............            0                0
  Common Stock, par value $2.50 a share: 300,000,000 shares
     authorized; 154,650,747 shares issued in 1997 and
     145,174,671 in 1996....................................      386,626          362,936
  Capital surplus...........................................      486,166          289,664
  Retained earnings.........................................    1,321,586        1,100,170
  Unrealized gain/(loss) on available-for-sale securities,
     net....................................................       11,176           (7,520)
  Treasury stock at cost (986,940 shares in 1997 and 966,462
     shares in 1996)........................................      (10,913)         (10,358)
                                                              -----------      -----------
          Total stockholders' equity........................    2,194,641        1,734,892
                                                              -----------      -----------
          Total Liabilities and Stockholders' Equity........  $30,906,445      $26,223,193
                                                              ===========      ===========

                See Notes to Consolidated Financial Statements.

                             SOUTHTRUST CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1997         1996         1995
                                                             ----------   ----------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
Interest Income
  Interest and fees on loans...............................  $1,831,156   $1,483,705   $1,208,209
  Interest on held-to-maturity securities:
     Taxable...............................................     143,941      101,861      100,831
     Non-taxable...........................................      13,224       15,974       20,604
                                                             ----------   ----------   ----------
          Total interest on held-to-maturity securities....     157,165      117,835      121,435
  Interest on available-for-sale securities................     215,015      179,920      139,451
  Interest on short-term investments.......................      28,916       22,760       15,528
                                                             ----------   ----------   ----------
          Total interest income............................   2,232,252    1,804,220    1,484,623
                                                             ----------   ----------   ----------
Interest Expense
  Interest on deposits.....................................     745,122      644,613      564,064
  Interest on short-term borrowings........................     266,816      194,159      174,330
  Interest on Federal Home Loan Bank advances..............     112,646       57,387       20,511
  Interest on long-term debt...............................      61,495       42,035       32,518
                                                             ----------   ----------   ----------
          Total interest expense...........................   1,186,079      938,194      791,423
                                                             ----------   ----------   ----------
Net interest income........................................   1,046,173      866,026      693,200
Provision for loan losses..................................      90,613       90,027       61,286
                                                             ----------   ----------   ----------
Net interest income after provision for loan losses........     955,560      775,999      631,914
Non-Interest Income
  Service charges on deposit accounts......................     129,869      109,213       93,276
  Mortgage banking operations..............................      27,242       42,096       31,712
  Bank card fees...........................................      22,981       22,727       18,699
  Trust fees...............................................      24,529       21,886       18,936
  Other fee income.........................................      42,518       36,845       33,758
  Securities gains, net....................................       1,739        1,409          193
  Other....................................................      21,629       20,633       12,090
                                                             ----------   ----------   ----------
          Total non-interest income........................     270,507      254,809      208,664
                                                             ----------   ----------   ----------
Non-Interest Expense
  Salaries and employee benefits...........................     404,846      331,600      281,546
  Net occupancy............................................      60,158       49,361       43,423
  Equipment................................................      45,724       37,336       30,932
  Business development.....................................      26,312       23,199       21,221
  Communications...........................................      36,452       30,791       25,157
  Professional services....................................      51,414       45,596       34,785
  Other....................................................     123,310      125,415       99,470
                                                             ----------   ----------   ----------
          Total non-interest expense.......................     748,216      643,298      536,534
                                                             ----------   ----------   ----------
Income before income taxes.................................     477,851      387,510      304,044
Income tax expense.........................................     171,143      132,807      105,039
                                                             ----------   ----------   ----------
NET INCOME.................................................  $  306,708   $  254,703   $  199,005
                                                             ==========   ==========   ==========
Average number of shares outstanding -- basic..............     149,684      141,183      125,838
Average number of shares outstanding -- diluted............     151,008      142,154      126,687
Net income per share -- basic..............................  $     2.05   $     1.80   $     1.58
Net income per share -- diluted............................        2.03         1.79         1.57
Dividends declared per share...............................        0.67         0.59         0.53

                See Notes to Consolidated Financial Statements.

                             SOUTHTRUST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        UNREALIZED
                                                     COMMON    CAPITAL     RETAINED    GAIN/(LOSS),   TREASURY
                                                     STOCK     SURPLUS     EARNINGS        NET         STOCK       TOTAL
                                                    --------   --------   ----------   ------------   --------   ----------
                                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1994......................  $307,142   $129,594   $  750,699     $(46,304)    $ (5,863)  $1,135,268
  Net income......................................         0          0      199,005            0            0      199,005
  Dividends declared ($.53 per share).............         0          0      (67,153)           0            0      (67,153)
  Issuance of 383,952 shares of Common Stock for
    stock options exercised.......................       960      1,881            0            0            0        2,841
  Issuance of 273,492 shares of Common Stock under
    dividend reinvestment and stock purchase
    plans.........................................       684      3,345            0            0            0        4,029
  Issuance of 54,399 shares of Common Stock under
    employee discounted stock purchase plan.......       136        464            0            0            0          600
  Issuance of 129,280 shares of Common Stock for
    conversion of debentures......................       323        146            0            0            0          469
  Issuance of 3,236,989 shares of Common Stock for
    acquisitions accounted for as
    pooling-of-interests..........................     8,092     18,368        2,578         (644)           0       28,394
  Issuance of 5,662,500 shares of Common Stock in
    secondary offering............................    14,156     76,313            0            0            0       90,469
  Decrease in unrealized loss, net, on
    available-for-sale securities.................         0          0            0       37,313            0       37,313
  Purchase of 23,429 shares of treasury stock.....         0          0            0            0         (365)        (365)
                                                    --------   --------   ----------     --------     --------   ----------
BALANCE AT DECEMBER 31, 1995......................   331,493    230,111      885,129       (9,635)      (6,228)   1,430,870
  Net income......................................         0          0      254,703            0            0      254,703
  Dividends declared ($.59 per share).............         0          0      (82,546)           0            0      (82,546)
  Issuance of 331,749 shares of Common Stock for
    stock options exercised.......................       829      1,594            0            0            0        2,423
  Issuance of 286,978 shares of Common Stock under
    dividend reinvestment and stock purchase
    plans.........................................       717      4,707            0            0            0        5,424
  Issuance of 49,542 shares of Common Stock under
    employee discounted stock purchase plan.......       124        584            0            0            0          708
  Issuance of 11,441,208 shares of Common Stock
    for acquisitions accounted for as
    pooling-of-interests..........................    28,603     46,176       42,884            0            0      117,663
  Issuance of 461,007 shares of Common Stock for
    acquisitions accounted for as purchases.......     1,153      6,484            0            0            0        7,637
  Issuance of 6,890 shares of Common Stock for
    conversion of debentures......................        17          8            0            0            0           25
  Decrease in unrealized loss, net, on
    available-for-sale securities.................         0          0            0        2,115            0        2,115
  Purchase of 224,690 shares of treasury stock....         0          0            0            0       (4,130)      (4,130)
                                                    --------   --------   ----------     --------     --------   ----------
BALANCE AT DECEMBER 31, 1996......................   362,936    289,664    1,100,170       (7,520)     (10,358)   1,734,892
  Net income......................................         0          0      306,708            0            0      306,708
  Dividends declared ($.67 per share).............         0          0      (99,581)           0            0      (99,581)
  Issuance of 284,297 shares of Common Stock for
    stock options exercised.......................       711      1,880            0            0            0        2,591
  Issuance of 232,145 shares of Common Stock under
    dividend reinvestment and stock purchase
    plans.........................................       580      5,745            0            0            0        6,325
  Issuance of 42,891 shares of Common Stock under
    employee discounted stock purchase plan.......       107        828            0            0            0          935
  Issuance of 1,905,047 shares of Common Stock for
    acquisitions accounted for as
    pooling-of-interests..........................     4,763      4,452       14,289            0            0       23,504
  Issuance of 86,480 shares of Common Stock under
    long-term incentive plan......................       216      1,199            0            0            0        1,415
  Issuance of 6,925,218 shares of Common Stock in
    secondary offering............................    17,313    182,398            0            0            0      199,711
  Increase in unrealized gain, net, on
    available-for-sale securities.................         0          0            0       18,696            0       18,696
  Purchase of 20,478 shares of treasury stock.....         0          0            0            0         (555)        (555)
                                                    --------   --------   ----------     --------     --------   ----------
BALANCE AT DECEMBER 31, 1997......................  $386,626   $486,166   $1,321,586     $ 11,176     $(10,913)  $2,194,641
                                                    ========   ========   ==========     ========     ========   ==========

                See Notes to Consolidated Financial Statements.

                             SOUTHTRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1997           1996           1995
                                                              -----------    -----------    -----------
                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $   306,708    $   254,703    $   199,005
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Provision (credit) for:
      Loan losses...........................................       90,613         90,027         61,286
      Depreciation of premises and equipment................       38,790         33,058         26,965
      Amortization of intangibles...........................       28,089         22,251         20,493
      Amortization of security premium......................          584          2,056          1,396
      Accretion of security discount........................       (3,289)        (3,456)        (5,430)
      Deferred income taxes.................................       15,525         (1,391)         1,595
  Net gain on trading securities............................      (10,607)        (9,033)        (5,915)
  Net gain on loans held for sale...........................      (11,074)        (8,910)          (399)
  Net securities gains......................................       (1,739)        (1,409)          (193)
  Origination and purchase of loans held for sale...........   (1,987,135)    (1,626,529)    (1,106,881)
  Proceeds from loans held for sale.........................    1,785,680      1,665,589      1,033,481
  Net (increase) decrease in trading securities.............      (30,293)         6,863          7,103
  Net increase in other assets..............................     (512,241)       (47,724)       (20,615)
  Net increase (decrease) in other liabilities..............       81,050        (54,898)       155,956
                                                              -----------    -----------    -----------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......     (209,339)       321,197        367,847
INVESTING ACTIVITIES
  Proceeds from maturities of:
    Held-to-maturity securities.............................      678,361        971,392        731,581
    Available-for-sale securities...........................      545,273        196,935        729,901
  Proceeds from sales of:
    Held-to-maturity securities.............................            0              0          4,710
    Available-for-sale securities...........................      652,172        345,233        108,621
  Purchases of:
    Held-to-maturity securities.............................   (1,262,777)    (1,149,999)      (593,125)
    Available-for-sale securities...........................   (1,200,062)      (775,205)    (1,103,104)
    Premises and equipment..................................     (107,953)       (85,786)       (88,962)
  Net (increase) decrease in:
    Short-term investments..................................       14,158        141,131        (54,691)
    Loans...................................................   (2,776,662)    (3,372,110)    (2,376,266)
  Purchases of subsidiaries, net of cash acquired...........      779,919         28,165        346,926
                                                              -----------    -----------    -----------
  NET CASH USED IN INVESTING ACTIVITIES.....................   (2,677,571)    (3,700,244)    (2,294,409)
FINANCING ACTIVITIES
  Proceeds from issuance of:
    Common Stock............................................      210,977          8,584         98,408
    Federal Home Loan Bank advances.........................    2,957,750      1,313,259        466,022
    Long-term debt..........................................      125,000        450,124        150,000
  Payments for:
    Repurchase of Common Stock..............................         (555)        (4,130)          (365)
    Federal Home Loan Bank advances.........................   (1,920,554)      (311,009)       (66,028)
    Long-term debt..........................................       (1,800)        (4,029)        (3,398)
    Cash Dividends..........................................      (81,546)       (75,446)       (69,817)
  Net increase in:
    Deposits................................................      893,570      1,312,514      1,098,961
    Short-term borrowings...................................      678,819        818,658        376,002
                                                              -----------    -----------    -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES.................    2,861,661      3,508,525      2,049,785
                                                              -----------    -----------    -----------
  INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS............      (25,249)       129,478        123,223
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR................      903,134        773,656        650,433
                                                              -----------    -----------    -----------
CASH AND DUE FROM BANKS AT END OF YEAR......................  $   877,885    $   903,134    $   773,656
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

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ACCOUNTING POLICIES

     The significant accounting policies followed by SouthTrust Corporation and its subsidiaries ("the Company") and the method of applying those policies are summarized below:

NATURE OF OPERATIONS

     The Company is a regional bank holding company which owns one bank operating 540 banking offices located in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee and Mississippi. SouthTrust is engaged in a full range of banking services and, through its bank-related subsidiaries, also offers a range of other services, including trust, mortgage banking, leasing and brokerage services.

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

     Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation. Such reclassification had no effect on net income or total assets.

     On January 27, 1998 the Company's Board of Directors announced a 3 for 2 stock split effected in the form of a stock dividend payable to shareholders of record on February 13, 1998. All share and per share information in this report has been restated to give retroactive effect to this split.

LOANS HELD FOR SALE

     Loans held for sale consist primarily of mortgage loans in the process of being sold to third-party investors and are carried at the lower of cost or fair value in the aggregate.

SECURITIES

     The Company classifies securities as either trading, available-for-sale or held-to-maturity based on Management's intention at the time of purchase.

     Securities classified as trading are intended to be sold in the near term and primarily represent the inventory of securities held in the Company's brokerage subsidiary. Trading securities are carried at fair value and unrealized gains and losses are included in earnings. Securities classified as held-to-maturity are carried at amortized cost, as the Company has the ability and management has the positive intent to hold these securities to maturity. All securities not considered held-to-maturity or part of the trading portfolio have been designated as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported net of deferred taxes as a component of stockholders' equity. This caption includes securities that Management intends to use as part of its asset/liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes.

     Amortization of premiums and accretion of discounts are computed under the interest method. The adjusted cost of the specific security sold is used to compute gain or loss on the sale of securities.

                             SOUTHTRUST CORPORATION

LOANS

     Interest is credited to income using the interest method. The net amount of non-refundable loan origination fees and direct costs associated with the lending process, including commitment fees, are deferred and amortized to interest income over the lives of the loans using a method that approximates the level-yield method. If loan commitments expire, income is recognized upon expiration of the commitment. Interest accrual on loans is generally stopped if principal or interest payments become 90 days past due or Management considers the collectibility of principal or interest according to contractual terms to be in question. When a loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed by a charge to income. Uncollected interest accrued in prior years on loans placed on non-accrual status in the current year is charged against the allowance for loan losses.

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued for the period of delay. At December 31, 1997 and December 31, 1996, the Company's investment in impaired loans was considered to be immaterial.

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

     Goodwill is amortized on a straight-line basis, primarily over 20-25 years. Total goodwill was $113,657,000 and $109,091,000 at December 31, 1997 and 1996,
respectively. Intangible assets attributable to core deposits purchased are amortized over the estimated life of the deposit base, not to exceed 10 years, on a straight-line basis. Core deposit intangibles totaled $106,666,000 and $74,323,000 at December 31, 1997 and 1996, respectively.

     The Company continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets' fair values and is recognized through a valuation allowance with the resulting charge recorded as a loss. There were no significant impairment losses recorded during 1997.

     Total other real estate and other repossessed assets, included in other assets, amounted to $60,545,000 and $54,087,000 at December 31, 1997 and 1996,
respectively. Such properties are carried at the lower of the investment in the asset or fair value of the properties less estimated selling costs. Any excess of the recorded investment in the loan over the fair value of the property received at the time of foreclosure, less estimated

                             SOUTHTRUST CORPORATION
selling costs, is charged to the allowance for loan losses. Any subsequent valuation adjustments are recorded in other non-interest expenses. Revenues and expenses associated with operating or disposing of foreclosed properties are recorded in non-interest expense during the period in which they are incurred.

MORTGAGE SERVICING RIGHTS

     The Company accounts for transfers and servicing of financial assets and extinguishments of liabilities in accordance with Statement of Financial Accounting Standard (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provides that, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

     The Company records, as separate assets, rights to service mortgage loans for others whether the loans were acquired through the purchase or origination of the loans. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The strata are product type and interest rate bands. The cost of mortgage servicing rights is being amortized in proportion to and over the period of estimated net servicing income. The realization of these assets is periodically evaluated in relation to net servicing revenues using a discounted cash flow analysis, and is adjusted appropriately for any impairment of the underlying assets.

     At December 31, 1997 and 1996, mortgage servicing rights were approximately $37,172,000 and $32,825,000, respectively, net of accumulated amortization of approximately $33,709,000 and $25,881,000, respectively. The Company recognized mortgage servicing rights of $12,175,000 and $8,549,000 in 1997 and 1996, respectively. Amortization expense related to these mortgage servicing rights was $7,828,000 in 1997 and $6,301,000 in 1996.

     Fair value of mortgage servicing rights is estimated based on the estimated future cash flows of the servicing rights discounted at a market rate. At December 31, 1997 and 1996, fair value was approximately $42,663,000 and $41,213,000, respectively.

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

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivatives in the form of interest rate swap contracts ("Swaps") to manage interest rate risk arising from certain of the Company's fixed-rate funding sources, such as long-term debt and certain deposit liabilities. Swaps employed by the Company must be effective at reducing the risk associated with the exposure being hedged. All Swaps represent end-user activities that are designed and designated at their inception as hedges and therefore changes in fair values of such derivatives are not included in the results of operations. Interest receivable or payable from such contracts is accrued and recognized as an adjustment to the interest expense related to the specific liability being hedged. Upon settlement or termination, the cumulative change in the market value of such derivatives is recorded as an adjustment to the carrying value of the underlying liability and is recognized in net interest income over the expected remaining life of the related liability. In instances where the underlying instrument is sold or otherwise settled, the cumulative change in the value of the associated derivative is recognized immediately in the component of earnings relating to the underlying instrument.

                             SOUTHTRUST CORPORATION

     From time to time, the Company utilizes interest rate options to hedge mortgage loans held for sale. During 1997 the effect on net income from use of options was insignificant. At December 31, 1997, there were no option contracts outstanding.

EARNINGS PER SHARE AND DIVIDENDS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. This statement requires restatement for all prior-period earnings per share (EPS) data presented.

     SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

     Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are excised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

     A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                1997                                    1996
                                -------------------------------------   -------------------------------------
                                           DILUTIVE EFFECT                         DILUTIVE EFFECT
                                             OF OPTIONS                              OF OPTIONS
                                 BASIC         ISSUED        DILUTED     BASIC         ISSUED        DILUTED
                                --------   ---------------   --------   --------   ---------------   --------
Net income....................  $306,708           --        $306,708   $254,703           --        $254,703
Shares available to common
  shareholders................   149,684        1,324         151,008    141,183          971         142,154
                                --------        -----        --------   --------        -----        --------
Earnings per share............  $   2.05           --        $   2.03   $   1.80           --        $   1.79
                                ========        =====        ========   ========        =====        ========

STATEMENTS OF CASH FLOWS

     The Company includes cash, due from banks, and certain cash items, as cash equivalents in preparing the Statement of Cash Flows.

     The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 1997:

                                                                   YEAR ENDED
                                                        --------------------------------
                                                           1997        1996       1995
                                                        ----------   --------   --------
                                                                 (IN THOUSANDS)
Cash paid during the period for:
  Interest............................................  $1,130,556   $902,303   $722,180
  Income taxes........................................     150,191    128,594     99,231
Non-cash transactions:
  Assets acquired in business combinations............   1,463,289   1,744,929   713,022
  Liabilities assumed in business combinations........   1,391,633   1,600,427   684,512
  Loans transferred to Other Real Estate..............      31,977     30,928     11,575
  Loans securitized into mortgage-backed securities...     855,360    567,136    396,476
  Financed sales of foreclosed property...............      29,107     24,320     21,673

                             SOUTHTRUST CORPORATION

PENDING ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, Reporting of Comprehensive Income. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It requires that all items that are to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of this Statement on January 1, 1998.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes Standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of this Statement on January 1, 1998. Based on the Company's current operating activities, management does not believe that adoption of this Statement will have a material impact on the presentation of the Company's financial condition or results of operations.

NOTE B -- BUSINESS COMBINATIONS

     During 1997 the Company completed the following acquisitions:

    DATE                      INSTITUTION                   ASSETS    LOANS    DEPOSITS        LOCATION
------------                  -----------                  --------   ------   --------   ------------------
                                                                  (IN MILLIONS)
February 28   Equity Bank ("Equity").....................  $   75.1   $ 56.2   $   65.8   Delray Beach, FL
March 27      Charter Bank ("Charter")...................     236.8    214.9      218.5   Delray Beach, FL
June 19       Home Savings of America ("Home Savings")...     918.4      1.5      918.1   Various Florida
                                                                                          locations
September 18  Barnett Bank of Southwest Georgia
              ("Barnett")................................     233.0    148.9      185.1   Columbus, GA
                                                           --------   ------   --------
        Totals...........................................  $1,463.3   $421.5   $1,387.5
                                                           ========   ======   ========

     The acquisition of Home Savings was accounted for as a purchase of assets and assumption of liabilities. The acquisition of all of the outstanding shares of Barnett was accounted for as a purchase. Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Financial Statements.

     The acquisitions of Equity and Charter were accounted for as poolings-of-interest; however, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisitions prior to their respective acquisitions dates, since the effect is not material.

     Consideration for all acquisitions during 1997 aggregated approximately $93.1 million in cash and 1,905,047 shares of SouthTrust Corporation common stock with a total market value at the time of issuance of $49.3 million. Total intangibles recognized in these transactions were approximately $56.6 million.

     During 1996, the company completed ten acquisitions with aggregate total assets of $1,744.9 million, loans of $1,358.5 million, and deposits of $1,417.9 million.

     The pro forma effect of the purchase and assumption transactions is not calculated below since the results of the acquired operations differ substantially from the historical results of the sellers and, therefore, the pro forma results would not be meaningful. Assuming the 1997 acquisitions of Equity, Charter, and Barnett, the 1996 acquisitions of Bankers First Corporation, Citizens Bank of Macclenny, FFE Financial Corporation, Realty Rental Company, Inc., First State Bank, Lake State Bank, Prime Bank, Heritage Bancshares, Inc., Preferred Bank and FirstMerit Bank and the 1998 acquisition of First of America Bank -- Florida, FSB had

                             SOUTHTRUST CORPORATION
occurred on January 1, 1996, the consolidated results of operations on a pro forma basis for 1997 and 1996 would have been approximately as follows:

                                                                 1997         1996
                                                              ----------    --------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net interest income.........................................   1,088,875     942,332
Net income..................................................     309,394     234,893
Net income per share -- basic...............................  $     2.06    $   1.61
Net income per share -- diluted.............................        2.05        1.60

     The Company completed the acquisition of First of America Bank -- Florida, FSB during the first quarter of 1998 for a purchase price of $160 million in cash. This acquisition added approximately $1.1 billion of assets, $0.7 billion of loans, and $0.8 billion of deposits. In addition, the Company has entered into a definitive agreement to assume deposits and acquire certain assets of Home Savings of America, FSB, a subsidiary of H.F. Ahmanson & Company, for a deposit premium of approximately $300 million payable in cash. The Company will assume approximately $3.4 billion in deposits and will acquire cash of approximately $3.3 billion, certain banking premises and a limited amount of loans associated with the deposits. This acquisition is expected to close by mid-year 1998.

NOTE C -- REGULATORY REQUIREMENTS AND RESTRICTIONS ON CERTAIN ASSETS

     The Company's banking subsidiary is required either by law or regulation to maintain cash reserves with the Federal Reserve Bank or in accounts with other banks. The average amount of reserve balances for the year ended December 31, 1997, was approximately $196,144,000.

     The Company has pledged certain assets, consisting primarily of securities and mortgage loans, to secure a line of credit with the Federal Home Loan Bank of Atlanta totaling $5.0 billion. This line is maintained for liquidity and other treasury management purposes. This line of credit has no expiration date. At December 31, 1997 and 1996 there were no outstanding balances under this credit facility.

     At December 31, 1997 and 1996, securities with a par value of $3,276,443,000 and $2,766,343,000 respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

     The primary source of funds available to the Company is payment of dividends from the Company's subsidiary bank . Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 1997, $472.5 million of the net assets of the Company's subsidiaries was available for payment without prior regulatory approval. Substantially all other net assets of the Company's subsidiary bank were restricted as to payments to the Company.

     The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average total assets (as defined). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements imposed by its regulators.

                             SOUTHTRUST CORPORATION

     As of December 31, 1997 and December 31, 1996, the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that Management believes have changed the institutions' category.

     Actual capital amounts as well as required and well capitalized Tier 1, total, and Tier 1 leverage ratios as of December 31 for the Company and its significant bank subsidiaries are as follows:

                                                                 1997
                                    ---------------------------------------------------------------
                                                                                     TO BE WELL
                                                                                 CAPITALIZED UNDER
                                                              FOR CAPITAL        PROMPT CORRECTIVE
                                          ACTUAL           ADEQUACY PURPOSES     ACTION PROVISIONS
                                    -------------------    ------------------    ------------------
                                      AMOUNT      RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                    ----------    -----    ----------   -----    ----------   -----
                                                        (DOLLARS IN THOUSANDS)
Tier 1 Capital:
  SouthTrust Corporation..........  $1,963,143     7.72%   $1,016,720   4.00%           N/A
  SouthTrust Bank, N.A............   1,963,636     7.76     1,011,848   4.00     $1,517,771    6.00%
Total Capital:
  SouthTrust Corporation..........  $3,068,614    12.07%   $2,033,440   8.00%           N/A
  SouthTrust Bank, N.A............   2,754,650    10.87     2,023,695   8.00     $2,529,619   10.00%
Tier 1 Leverage:
  SouthTrust Corporation..........  $1,963,143     6.61%   $1,188,305   4.00%           N/A
  SouthTrust Bank, N.A............   1,963,636     6.66     1,178,619   4.00     $1,473,273    5.00%

                                                                 1996
                                    ---------------------------------------------------------------
Tier 1 Capital:
  SouthTrust Corporation..........  $1,550,310     7.33%   $  846,148   4.00%           N/A
  SouthTrust Bank of Alabama,
     N.A..........................     842,572     7.32       460,444   4.00     $  690,666    6.00%
  SouthTrust Bank of Georgia,
     N.A..........................     348,643     8.29       168,216   4.00        252,324    6.00
  SouthTrust Bank of Florida,
     N.A..........................     324,419     9.13       142,154   4.00        213,232    6.00
Total Capital:
  SouthTrust Corporation..........  $2,494,799    11.79%   $1,692,297   8.00%           N/A
  SouthTrust Bank of Alabama,
     N.A..........................   1,274,283    11.07       920,888   8.00     $1,151,110   10.00%
  SouthTrust Bank of Georgia,
     N.A..........................     451,324    10.73       336,432   8.00        420,540   10.00
  SouthTrust Bank of Florida,
     N.A..........................     373,524    10.51       284,309   8.00        355,386   10.00
Tier 1 Leverage:
  SouthTrust Corporation..........  $1,550,310     6.21%   $  999,603   4.00%           N/A
  SouthTrust Bank of Alabama,
     N.A..........................     842,572     6.59       511,216   4.00     $  639,020    5.00%
  SouthTrust Bank of Georgia,
     N.A..........................     348,643     6.70       208,068   4.00        260,085    5.00
  SouthTrust Bank of Florida,
     N.A..........................     324,419     7.24       179,131   4.00        223,914    5.00

                             SOUTHTRUST CORPORATION

NOTE D -- HELD-TO-MATURITY SECURITIES AND AVAILABLE-FOR-SALE SECURITIES

     The amortized costs, gross gains and losses, and approximate fair values at December 31, are as follows:

                                                              HELD-TO-MATURITY SECURITIES
                       ---------------------------------------------------------------------------------------------------------
                                              1997                                                  1996
                       ---------------------------------------------------   ---------------------------------------------------
                       AMORTIZED    UNREALIZED    UNREALIZED       FAIR      AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                          COST      GROSS GAIN    GROSS LOSS      VALUE         COST      GROSS GAIN    GROSS LOSS      VALUE
                       ----------   -----------   -----------   ----------   ----------   -----------   -----------   ----------
                                                                    (IN THOUSANDS)
U.S. Treasury
  securities.........  $      754     $     0      $     (3)    $      751   $    5,779     $     3       $   (18)    $    5,764
U.S. Government
  agency
  securities.........   1,895,204      11,483          (926)     1,905,761    1,237,641       4,141        (3,703)     1,238,079
Collateralized
  mortgage
  obligations and
  mortgage backed
  securities.........     464,056      12,589          (444)       476,201      444,263      11,026          (983)       454,306
Obligations of states
  and political
  subdivisions.......     161,955      11,719            (0)       173,674      211,740      14,348        (3,900)       222,188
Other securities.....      35,282       1,651           (61)        36,872       57,173       1,584            (0)        58,757
                       ----------     -------      --------     ----------   ----------     -------       -------     ----------
        Totals.......  $2,557,251     $37,442      $ (1,434)    $2,593,259   $1,956,596     $31,102       $(8,604)    $1,979,094
                       ==========     =======      ========     ==========   ==========     =======       =======     ==========

                                                             AVAILABLE-FOR-SALE SECURITIES
                       ---------------------------------------------------------------------------------------------------------
                                              1997                                                  1996
                       ---------------------------------------------------   ---------------------------------------------------
                       AMORTIZED    UNREALIZED    UNREALIZED       FAIR      AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                          COST      GROSS GAIN    GROSS LOSS      VALUE         COST      GROSS GAIN    GROSS LOSS      VALUE
                       ----------   -----------   -----------   ----------   ----------   -----------   -----------   ----------
                                                                    (IN THOUSANDS)
U.S. Treasury
  securities.........  $  172,657    $    694      $     (2)    $  173,349   $  301,417     $   812      $   (356)    $  301,873
U.S. Government
  agency
  securities.........     473,196       2,106          (354)       474,948      835,309       1,544        (2,323)       834,530
Collateralized
  mortgage
  obligations and
  mortgage backed
  securities.........   2,043,979      28,104       (15,559)     2,056,524    1,538,245      10,120       (23,161)     1,525,204
Obligations of states
  and political
  subdivisions.......       3,790         136            (8)         3,918        5,162         172           (49)         5,285
Other securities.....     205,566       3,416          (641)       208,341      190,841       3,058        (1,779)       192,120
                       ----------    --------      --------     ----------   ----------     -------      --------     ----------
        Totals.......  $2,899,188    $ 34,456      $(16,564)    $2,917,080   $2,870,974     $15,706      $(27,668)    $2,859,012
                       ==========    ========      ========     ==========   ==========     =======      ========     ==========

     The amortized costs and approximate fair values of securities at December 31, 1997, by contractually scheduled maturity, are as shown below:

                                           HELD-TO-MATURITY          AVAILABLE-FOR-SALE
                                        -----------------------    -----------------------
                                        AMORTIZED       FAIR       AMORTIZED       FAIR
                                           COST        VALUE          COST        VALUE
                                        ----------   ----------    ----------   ----------
                                                          (IN THOUSANDS)
Due in one year or less...............  $  100,790   $  101,943    $   52,794   $   55,936
Due after one year through five
  years...............................     346,409      351,190     1,004,664    1,011,701
Due after five years through 10
  years...............................   1,864,498    1,885,011       787,761      789,691
Due after 10 years....................     245,554      255,115     1,053,969    1,059,752
                                        ----------   ----------    ----------   ----------
          Totals......................  $2,557,251   $2,593,259    $2,899,188   $2,917,080
                                        ==========   ==========    ==========   ==========

    Proceeds from sales of available-for-sale securities were $652,172,000, $345,233,000 and $108,621,000 in 1997, 1996 and 1995, respectively. Gross gains of $2,526,000, $1,986,000 and $214,000 and gross losses of $787,000, $577,000 and $74,000 were realized on those sales.

    The Company sold $4,710,000 in securities classified as held-to-maturity during 1995 and realized a gain of $53,000. The sales of such investments were prompted by the deterioration of the issuer.

                             SOUTHTRUST CORPORATION

NOTE E -- LOANS

                                                                 1997          1996
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Commercial, financial and agricultural......................  $ 7,548,415   $ 6,733,363
Real estate construction....................................    2,937,161     1,930,685
Commercial real estate mortgage.............................    3,543,851     3,008,866
Residential real estate mortgage............................    5,277,070     4,687,495
Lease financing.............................................      869,015       732,985
Loans to individuals........................................    2,458,349     2,373,256
                                                              -----------   -----------
                                                               22,633,861    19,466,650
Unearned income.............................................     (159,076)     (135,518)
Allowance for loan losses...................................     (315,471)     (269,863)
                                                              -----------   -----------
          Net Loans.........................................  $22,159,314   $19,061,269
                                                              ===========   ===========

     In the normal course of business, loans are made to directors and executive officers of the Company and its subsidiaries and their associates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others. Such loans do not involve more than normal risk of collectibility nor do they present other unfavorable features. As of December 31, 1997 and 1996, respectively, $81,084,000 and $122,491,000 of these loans were outstanding. During 1997, $117,380,000 of new loans were made, repayments totaled $138,785,000, and loans that are no longer related totaled $20,002,000.

     The Company's largest loan grouping is commercial, financial and agricultural loans, which totaled $7,548.4 million or 33.3% of total loans at December 31, 1997 and $6,733.3 million or 34.6% of total loans at December 31, 1996. There were no significant industry concentrations within the loan portfolio and the Company's geographic loan distribution is concentrated in the Southeast markets served by the Company at December 31, 1997 and 1996.

In 1997, interest income of $3,522,000 and $25,000 was recorded on non-accrual and restructured loans, respectively. Had income on these loans been recorded under original terms, $7,030,000 of interest on non-accrual loans and $38,000 of interest on restructured loans would have been recorded.

NOTE F -- ALLOWANCE FOR LOAN LOSSES

     The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

                                                           1997       1996       1995
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Balance at beginning of year...........................  $269,863   $206,638   $171,692
Additions:
  Provision charged to operations......................    90,613     90,027     61,286
  Recoveries on loans previously charged-off...........    11,124     13,681     11,663
  Loans charged off....................................   (62,903)   (61,341)   (41,135)
  Allowances of purchased subsidiaries.................     6,774     20,858      3,132
                                                         --------   --------   --------
Balance at end of year.................................  $315,471   $269,863   $206,638
                                                         ========   ========   ========

                             SOUTHTRUST CORPORATION

NOTE G -- PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment at December 31:

                                                                1997          1996
                                                              --------      --------
                                                                  (IN THOUSANDS)
Land........................................................  $145,333      $126,897
Buildings and improvements..................................   406,752       348,952
Equipment...................................................   297,982       254,255
                                                              --------      --------
                                                               850,067       730,104
Less accumulated depreciation...............................   251,773       220,061
                                                              --------      --------
          Totals............................................  $598,294      $510,043
                                                              ========      ========

NOTE H -- SHORT-TERM BORROWINGS

     The following presents federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds at December 31, 1997 and 1996; the weighted-average interest rate at December 31, 1997 and 1996; the average outstanding borrowings; the daily weighted-average interest rate for each; and the maximum outstanding balance at any month end during each year. Such short-term borrowings are issued on normal banking terms.

                                                                   FEDERAL FUNDS
                                                              PURCHASED AND SECURITIES      OTHER
                                                               SOLD UNDER AGREEMENTS      SHORT-TERM
                                                                   TO REPURCHASE          BORROWINGS
                                                              ------------------------    ----------
                                                                      (DOLLARS IN MILLIONS)
Year Ended December 31:
  1997......................................................          $3,588.6             $1,161.8
  1996......................................................           3,205.9                865.1
Weighted-average interest rate at year end:
  1997......................................................              5.49%                5.73%
  1996......................................................              5.31                 5.50
Maximum amount outstanding at any month end:
  1997......................................................          $4,776.9             $1,162.7
  1996......................................................           3,205.9              1,115.0
Average amount outstanding during the year:
  1997......................................................          $3,785.4             $1,049.4
  1996......................................................           2,745.9                890.8
Daily weighted-average interest rate during the year:
  1997......................................................              5.49%                5.62%
  1996......................................................              5.29                 5.49

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

                             SOUTHTRUST CORPORATION

     The following summarizes information concerning Federal Home Bank Loan advances:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                             1997              1996
                                                         ------------      ------------
                                                             (DOLLARS IN MILLIONS)
Ending balance.........................................      $2,782.4          $1,744.2
Average balance........................................       2,107.6           1,088.3
Maximum month end balance during year..................       2,782.4           1,744.2
Average rate paid......................................          5.34%             5.27%
Weighted average remaining maturity....................    6.23 years        4.83 years

     Scheduled maturities of Federal Home Loan Bank advances in 1998 are approximately $202.8 million. Maturities during 1999, 2000, 2001, and 2002 are approximately $175.0 million, $350.0 million, $150.1 million, and $555.0 million, respectively.

NOTE J -- LONG-TERM DEBT

     A summary of long-term debt at December 31 follows:

                                                                 1997        1996
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Subordinated:
  8 5/8% Subordinated Notes, due May 15, 2004...............  $  100,000   $100,000
  7.00% Debentures, due May 15, 2003........................     100,000    100,000
  7 5/8% Subordinated Notes, due May 1, 2004................     100,000    100,000
  9.95% Subordinated Capital Notes, due June 1, 1999........      75,000     75,000
  7.74% Subordinated Notes, due May 15, 2025................      50,000     50,000
  7.69% Subordinated Notes, due May 15, 2025................     100,000    100,000
  7.00% Subordinated Notes, due November 15, 2008...........     200,000    200,000
  6.57% Subordinated Notes, due December 15, 2027...........     100,000          0
  Variable rate Subordinated Notes, due December 29, 2017...      25,000          0
  Bank Notes................................................     250,000    250,000
  Other.....................................................       6,443      8,243
                                                              ----------   --------
          Total long-term debt..............................  $1,106,443   $983,243
                                                              ==========   ========

     The Company uses interest rate Swaps to hedge certain of the long-term debt instruments above, converting the effective rate paid on the debt to a LIBOR based floating rate from a fixed rate. The average rate paid on long-term for the years ended December 31, 1997 and 1996 was 6.58% and 6.35%, respectively. The modified rates paid for those same periods, given effect for the Swaps, was 6.23% and 6.03%, respectively.

     During 1997, the Company issued $100.0 million in 6.57% Subordinated Notes due in 2027, and $25.0 million in Subordinated Notes (variable rate of 3 month LIBOR + 0.275%) due in 2017. The 6.57% Subordinated Notes are callable in the year 2007. All other Subordinated Notes, along with the 7% Debentures and the Bank Notes, are not callable prior to maturity and no sinking fund is required. All of the Subordinated Notes and debentures qualify as supplemental capital under the Capital Adequacy Guidelines of the Federal Reserve Board.

     At maturity the 9.95% Subordinated Capital Notes will be redeemed, at the Company's option, in cash from the proceeds of the sale of capital securities, or exchanged for qualifying capital securities, having a market value equal to the principal amount of the notes. These notes are unsecured and subordinated to all present and future senior indebtedness of the Company. These notes may not be redeemed prior to maturity, except upon the occurrence of certain events relating to the federal income tax treatment of the notes by the Company.

     Scheduled maturities of long-term debt in 1998, 1999, 2000, 2001, and 2002 are approximately $150.0 million, $75.0 million, none, $0.1 million, and none, respectively.

                             SOUTHTRUST CORPORATION

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

LEASES

     At December 31, 1997, the Company was obligated under various cancelable and non-cancelable leases for premises and equipment. Certain leases contain various renewal options that are priced at market rates. Total rental expense for the years ended December 31, 1997, 1996 and 1995 was $34,276,000, $21,497,000 and $18,579,000. Future minimum rental commitments as of December 31, 1997 for all non-cancelable leases with initial or remaining terms of more than one year are as follows:

                                                         PREMISES   EQUIPMENT    TOTAL
                                                         --------   ---------   --------
                                                                 (IN THOUSANDS)
1998...................................................  $ 21,928     $360      $ 22,288
1999...................................................    19,138      289        19,427
2000...................................................    16,416      188        16,604
2001...................................................    14,817       73        14,890
2002...................................................    12,710       21        12,731
After 2002.............................................    45,320        0        45,320
                                                         --------     ----      --------
          Totals.......................................  $130,329     $931      $131,260
                                                         ========     ====      ========

STANDBY LETTERS OF CREDIT AND COMMITMENTS

     The Company's subsidiary bank had standby letters of credit outstanding of approximately $621,611,000 at December 31, 1997 and $595,053,000 at December 31, 1996.

     The Company's subsidiary bank had outstanding commitments to extend credit of approximately $7,107,622,000 at December 31, 1997 and $6,319,860,000 at
December 31, 1996. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments are essentially the same as those for extension of credit to its customers.

                             SOUTHTRUST CORPORATION

ASSETS SOLD WITH RECOURSE

     The Company's subsidiaries regularly originate and sell loans, consisting primarily of mortgages, subject to various recourse provisions. Losses historically realized through the repurchase or other satisfaction of these recourse provisions are insignificant. The total amount of loans outstanding subject to such recourse was $1,138.4 million at December 31, 1997 and $1,163.6 million at December 31, 1996. Under terms of the recourse agreements, the Company would be required to repurchase certain loans if they become non-performing. All such loans sold had a loan-to-collateral ratio of 80% or less, or mortgage insurance to cover losses up to 80% of the collateral value, at the times the various loans were originated. The underlying collateral to these mortgages are generally 1-4 family residential properties. Potential losses under these recourse agreements are affected by changes in the collateral value of the particular loans involved. Estimates of losses are recognized when the mortgages are sold and are adjusted subsequently when estimated losses change.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has entered into interest rate swap agreements ("Swaps"), which provide for the Company to pay interest based on the Floating London Interbank Offered Rate while receiving payments on a fixed rate. The average notional amount of these agreements was $942.3 million in 1997 and $790.4 million in 1996. The effective notional amounts outstanding at December 31, 1997 and 1996 were $945 million and $970 million, respectively. During 1997, the average rate paid under the agreements was 5.76% and the average rate earned was 6.78%. For 1996, the average rate paid was 5.56% and the average rate earned was 6.68%.

     Credit risk represents the potential loss of the net accrued receivable that may occur due to the nonperformance by a party to a contract. The Company controls credit risk for interest rate swap contracts by applying uniform credit standards maintained for other activities with credit risk. The Company monitors transactions under credit risk limits previously approved as a result of the credit review and also enters into collateralization agreements with each counterparty. At December 31, 1997 the net accrued receivable was $12.3 million.

     At December 31, 1997, the effective notional amounts and contractual maturities of Swaps are as follows:

   EFFECTIVE                       LIABILITIES
NOTIONAL AMOUNT   EXPIRATION         HEDGED
---------------   ----------   -------------------
 (IN MILLIONS)
     $ 25            1998      Deposit liabilities
      100            2001      Long-term debt
      100            2003      Long-term debt
       45            2003      Deposit liabilities
      200            2004      Long-term debt
      150            2005      Long-term debt
       50            2006      Deposit liabilities
      200            2008      Long-term debt
       50            2008      Deposit liabilities
       25            2009      Deposit liabilities
     ----
     $945
     ====

     During 1997, the average notional amount of Swaps outstanding was $942.3 million; the average rate received under the contracts was 6.78% and the average rate paid was 5.76%, resulting in a reduction in interest expense of $9.7 million. During 1996, the average notional outstanding amount was $790.4 million and the average rates received and paid were 6.68% and 5.56%, respectively and reduced interest expense by $8.9 million.

                             SOUTHTRUST CORPORATION

     From time to time, the Company utilizes interest rate options to hedge mortgage loans held for sale. During 1997 the effect on net income from use of options was insignificant. At December 31, 1997, there were no option contracts outstanding.

     The Company received a $4.6 million payment during 1996 from a Swap counterparty in consideration of modifying the fixed rate paid on the Swap. Recognition of this payment as a reduction of interest expense has been deferred over the remaining life of the Swap. Interest expense was reduced by $0.6 million in 1997 and $0.1 million in 1996. Interest expense will be reduced by approximately $0.6 million in 1998 through 2003 and $0.3 million in 2004.

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

     The weighted-average discount rate and rate used in determining the actuarial present value of the projected benefit obligations for all defined benefit plans were 7.25% in 1997, 8.0% in 1996 and 7.5% in 1995. The rate of increase in future compensation levels for all defined benefit plans was 5.50% in 1997, 1996 and 1995. The rate of expected return on plan assets for the Trusteed Plan in 1997, 1996 and 1995 was 9.25%. Prior service costs for all defined benefit plans are being amortized on a straight-line basis.

     The Company also maintains a defined contribution deferred profit sharing plan that meets the requirements of section 401(k) of the Internal Revenue Code. Company contributions to the deferred profit sharing plan are based on a predetermined formula of up to 15% of participants' salaries, which is the maximum amount deductible for federal income tax purposes.

     Provisions for contributions to the deferred profit sharing plan were approximately $14.2 million in 1997, $12.4 million in 1996 and $11.7 million in 1995.

     As of December 31, 1997, the Trusteed Plan and the profit sharing plan owned 727,943 and 2,763,732 shares of the Company's common stock, and received dividends on those shares of $313,825 and $1,184,031 respectively.

                             SOUTHTRUST CORPORATION

TRUSTEED PLAN

     The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997:

                                                                1997         1996
                                                              ---------    --------
                                                                 (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
     of $76,349 in 1997 and $55,281 in 1996.................  $ (84,958)   $(63,929)
                                                              =========    ========
  Projected benefit obligation for service rendered to
     date...................................................   (103,442)    (78,189)
Plan assets at fair value, primarily listed stocks and U.S.
  Government securities.....................................    107,867      82,010
                                                              ---------    --------
Plan assets over projected benefit obligation...............      4,425       3,821
Unrecognized net gain from past experience different from
  that assumed and effects of changes in assumptions........     (5,616)     (3,804)
Prior service cost not yet recognized in net periodic
  pension cost..............................................         30          36
Unrecognized net asset at January 1, 1997 and 1996..........     (2,598)     (3,119)
                                                              ---------    --------
Accrued pension cost included in other liabilities..........  $  (3,759)   $ (3,066)
                                                              =========    ========

     Net pension cost for 1997, 1996 and 1995 includes the following components:

                                                            1997      1996       1995
                                                          --------   -------   --------
Service cost-benefits earned during the period..........  $  5,173   $ 5,108   $  3,155
Interest cost on projected benefit obligation...........     6,656     5,252      4,191
Actual return on plan assets............................   (28,118)   (9,690)   (15,126)
Net amortization and deferral...........................    20,072     3,145      9,919
                                                          --------   -------   --------
Net periodic pension cost...............................  $  3,783   $ 3,815   $  2,139
                                                          ========   =======   ========

SUPPLEMENTAL, DEFERRED AND INCENTIVE PLANS

     The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 1997 and 1996 and for each of the three years ended December 31, 1997:

                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
     of $11,348 in 1997 and $9,010 in 1996..................  $(11,534)   $ (9,205)
                                                              ========    ========
  Projected benefit obligation for service rendered to
     date...................................................  $(13,458)   $(10,865)
Plan assets at fair value...................................         0           0
                                                              --------    --------
Excess of projected benefit obligation over plan assets.....   (13,458)    (10,865)
Unrecognized net loss from past experience different from
  that assumed and effects of changes in assumptions........  $  3,375       1,810
Prior service cost not yet recognized in net periodic
  pension cost..............................................     2,166       2,365
Unrecognized net liability at January 1, 1997 and 1996......         0          69
Additional periodic liability...............................    (3,618)     (2,584)
                                                              --------    --------
Accrued pension cost included in other liabilities..........  $(11,535)   $ (9,205)
                                                              ========    ========

                             SOUTHTRUST CORPORATION

     Net pension cost for 1997, 1996 and 1995 includes the following components:

                                                               1997     1996     1995
                                                              ------   ------   ------
Service cost-benefits earned during the period..............  $  275   $  622   $  544
Interest cost on projected benefit obligation...............     913      761      588
Net amortization and deferral...............................     441      397      268
                                                              ------   ------   ------
Net periodic pension cost...................................  $1,629   $1,780   $1,400
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

     Net postretirement health care cost for 1997, 1996 and 1995 includes the following components:

                                                              1997   1996   1995
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Service cost - benefits attributed to service during the
  period....................................................  $381   $353   $265
Interest cost on accumulated postretirement benefit
  obligation................................................   298    277    233
Amortization of transition obligation over 20 years.........    82    107     88
                                                              ----   ----   ----
          Net periodic postretirement benefit costs.........  $761   $737   $586
                                                              ====   ====   ====

     For measurement purposes, a 7%, 10% and 10% annual rate of increase in the per capita cost of covered health care claims was assumed for 1997, 1996 and 1995, respectively; the rate is assumed to decrease to 7% for years thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $569,400 and the aggregate of the components of net periodic postretirement benefit cost for the year then ended by $114,200. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 1997, 8.0% in 1996 and 7.5% in 1995.

     The Company has elected to amortize the unfunded transition obligation over a 20-year period as permitted.

     The plan's accumulated postretirement benefit obligation was $4,745,000 at December 31, 1997, with $505,000 related to retirees and $4,240,000 for other active employees. The plan had an unrecognized transition obligation of $1,583,000, and an unrecognized net gain of $369,000, resulting in an accrued liability of $3,531,000.

LONG-TERM INCENTIVE PLAN

     The Company maintains an incentive compensation plan, known as the Long-Term Incentive Plan (the "Plan"), that permits the grant of either stock options, stock appreciation rights, restricted stock, performance shares, or performance units to certain key employees. The Company has reserved 6,300,000 shares for issuance under the Plan. Effective January 1, 1996, this plan replaced the Amended and Restated 1984 Stock Option Plan (the "1984 Plan") and the 1993 Stock Option Plan (the "1993 Plan") described below. The option awards outstanding under those plans were not affected and no further grants will be made under these plans.

                             SOUTHTRUST CORPORATION

     Under the 1984 Plan and the 1993 Plan the Company could grant options for up to 5,197,500 and 2,550,000 shares, respectively. The Company has granted options on approximately 3.5 million and 1.4 million shares, respectively, through December 31, 1996, under these plans.

     Under the Plan, the option exercise price equals the stock's market price on the date of grant. The Plan's options vest after one year, and expire after ten years.

     A summary of the status of the Company's stock options at December 31, 1997, 1996, and 1995 and changes during the years then ended is presented in the table and narrative below:

                                      1997                   1996                   1995
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                               SHARES     EXERCISE    SHARES     EXERCISE    SHARES     EXERCISE
                                (000)      PRICE       (000)      PRICE       (000)      PRICE
                              ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year......................  2,211,435    $11.80    1,869,458    $ 9.77    1,802,549    $ 8.63
Granted.....................    707,025     24.25      579,300     16.83      458,873     12.75
Issued in business
  combinations..............     72,029      8.41      111,751      7.17       69,159      9.13
Exercised...................   (284,297)     9.15     (331,749)     6.90     (383,885)     6.07
Forfeited...................    (14,932)    23.37      (17,325)    16.15      (77,238)    12.33
Expired.....................       (435)     5.85           --        --           --        --
                              ---------    ------    ---------    ------    ---------    ------
Outstanding at end of
  year......................  2,690,825     15.20    2,211,435     11.80    1,869,458      9.77
                              ---------    ------    ---------    ------    ---------    ------
Exercisable at end of
  year......................  1,997,375     12.05    1,632,135     10.07    1,410,585      8.83
Weighted average fair value
  of options granted........      $4.47              $    2.58                  $2.47

     389,762 of the 2,690,825 options outstanding at December 31, 1997 have exercise prices between $3.25 and $8.83, with a weighted average exercise price of $5.06 and a weighted average remaining contractual life of 3.4 years. All of these options are exercisable. The remaining 2,301,063 options have exercise prices between $8.83 and $24.25, with a weighted average exercise price of $16.91 and a weighted average remaining contractual life of 7.3 years. 1,607,613 of these options are exercisable; their weighted average exercise price is $13.75.

     In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company elected to continue to apply APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for options granted at market value. If the Company had elected to recognize compensation cost for options granted in 1997, 1996, based on the fair value of the options granted at grant date as permitted by SFAS No. 123, net income and earnings per share would have reduced to the pro forma amounts indicated below (in thousands except per share amounts:)

                                                      1997         1996          1995
                                                   ----------   ----------    ----------
Net income -- as reported........................  $  306,708   $  254,703    $  199,005
Net income -- pro forma..........................     304,652      253,690       198,215
Earnings per share -- as reported -- basic.......        2.05         1.80          1.58
Earnings per share -- pro forma -- basic.........        2.03         1.80          1.57
Earnings per share -- as reported -- diluted.....        2.03         1.79          1.57
Earnings per share -- pro forma -- diluted.......        2.02         1.78          1.56

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

                             SOUTHTRUST CORPORATION

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                         1997        1996        1995
                                                       --------    --------    --------
Expected dividend yield..............................     3.08%       3.17%       3.56%
Expected stock price volatility......................       19%         17%         18%
Risk-free interest rate..............................     6.21%       5.26%       7.74%
Expected life of options.............................   4 years     4 years     4 years

PERFORMANCE SHARES

     During 1997, the Company granted 54,150 performance shares to certain executive officers. Actual shares awarded are determined by various performance criteria, which may result in the issuance of either more or fewer shares than initially granted. Payment of the earned performance shares will be made 50% in cash and 50% in shares. Sale or other transfer of the shares is restricted for three years from the end of the performance period. The performance period is generally three years. Compensation for performance shares under the Plan is charged to earnings over the performance period based on the fair value of the Company's Stock at the award date, and amounted to $5.6 million in 1997.

EMPLOYEE STOCK PURCHASE PLAN

     The 1990 Discounted Stock Plan (the "Discounted Plan") was established in order to give all employees an opportunity to acquire an equity interest in the Company at a discount (17.5%) to the market value as of the acceptance date. Awards are made to all employees (including executive officers) who have completed five years of full time service to the Company and its subsidiaries. Employees have two opportunities to accept all or a portion of the award. Transfer, sale or other disposition of the shares is restricted for three years after the date of purchase. If an employee leaves, the Company has the right to repurchase the shares at the purchase price. Total shares purchased under the Discounted Plan in 1997 were 42,891. A total of 1,687,500 shares of Common Stock of the Company is reserved for issuance under the Discounted Plan, and the aggregate purchase price of shares of Common Stock awarded to each employee may not exceed 10% of the annual salary of each employee.

                             SOUTHTRUST CORPORATION

NOTE M -- INCOME TAXES

     The provision for income taxes was as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1997       1996       1995
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Current:
  Federal..............................................  $165,223   $119,424   $ 91,290
  State................................................    21,445     14,774     12,154
                                                         --------   --------   --------
                                                          186,668    134,198    103,444
                                                         --------   --------   --------
Deferred (Prepaid):
  Federal..............................................   (11,975)      (726)     2,124
  State................................................    (3,550)      (665)      (529)
                                                         --------   --------   --------
                                                          (15,525)    (1,391)     1,595
                                                         --------   --------   --------
          Totals.......................................  $171,143   $132,807   $105,039
                                                         ========   ========   ========

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (35%) to income before taxes were as follows:

                                              1997              1996              1995
                                         --------------    --------------    --------------
Pre-tax income at statutory rates......  $167,248    35%   $135,602    35%   $106,415    35%
Add (deduct)
  State income tax, net of federal tax
     benefit...........................    11,631     2       9,170     2       7,556     3
  Tax-exempt interest income...........    (6,663)   (1)     (7,790)   (2)     (9,581)   (3)
  Other................................    (1,073)    0      (4,175)   (1)        649     0
                                         --------   ---    --------   ---    --------   ---
          Totals.......................  $171,143    36%   $132,807    34%   $105,039    35%
                                         ========   ===    ========   ===    ========   ===

     The components of the net deferred tax asset were as follows:

                                                                1997        1996
                                                              --------    --------
Deferred Tax Assets:
  Allowance for loan losses.................................  $116,948    $ 93,295
  Net unrealized losses on securities.......................         0       4,442
  Other.....................................................    32,112      29,159
                                                              --------    --------
          Total deferred tax assets.........................   149,060     126,896
                                                              --------    --------
Deferred Tax Liabilities:
  Depreciation..............................................   (12,626)    (12,737)
  Leasing...................................................   (72,002)    (62,864)
  Net unrealized gain on securities.........................    (6,716)          0
  Other.....................................................    (9,437)     (7,203)
                                                              --------    --------
          Total deferred tax liabilities....................  (100,781)    (82,804)
                                                              --------    --------
          Net Deferred Tax Asset............................  $ 48,279    $ 44,092
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

                             SOUTHTRUST CORPORATION

NOTE N -- FAIR VALUES OF FINANCIAL INSTRUMENTS

                                                        1997                        1996
                                              -------------------------   -------------------------
                                               CARRYING      ESTIMATED     CARRYING      ESTIMATED
                                                AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                              -----------   -----------   -----------   -----------
                                                                 (IN THOUSANDS)
Assets:
  Cash and due from banks...................  $   877,885   $   877,885   $   903,134   $   903,134
  Federal funds sold and other short-term
     investments............................       49,403        49,403        16,365        16,365
  Trading securities........................       58,750        58,750        17,850        17,850
  Loans held for sale.......................      403,837       403,837       191,309       191,309
  Available-for-sale securities.............    2,917,080     2,917,080     2,859,012     2,859,012
  Held-to-maturity securities...............    2,557,251     2,593,259     1,956,596     1,979,094
  Loans, net of leases......................   21,657,027    21,756,771    18,849,650    18,294,649
  Interest receivable and other assets......      303,588       303,588       316,040       316,040
Liabilities:
  Deposits..................................   19,586,584    19,617,716    17,305,493    17,217,548
  Federal funds purchased and other
     short-term borrowings..................    4,750,378     4,750,378     4,071,001     4,071,001
  Interest payable and other liabilities....      486,044       486,044       384,405       384,405
  Federal Home Loan Bank advances...........    2,782,355     2,769,993     1,744,159     1,681,920
  Long-term debt............................    1,106,443     1,162,471       983,243       893,716
Off-balance sheet instruments asset
  (liability):
  Interest rate swaps in a net receivable
     position...............................       12,302        39,938        26,513        33,528
  Commitments to extend credit..............      (24,864)      (40,145)      (17,336)      (40,001)
  Standby letters of credit.................       (1,194)       (1,194)         (555)         (555)

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

LOANS HELD FOR SALE AND SECURITIES

     Substantially all of the Company's held-to-maturity securities and loans held for sale to third-party investors, have a readily determinable fair value. Fair values for these securities are based on quoted market prices, where available. If not available, fair values are based on market prices of comparable instruments. The carrying amount of accrued interest on securities approximates its fair value.

                             SOUTHTRUST CORPORATION

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

                             SOUTHTRUST CORPORATION

NOTE O -- CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

                     PARENT COMPANY STATEMENTS OF CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Cash*.......................................................  $      150   $    1,216
Interest-bearing time deposits*.............................     210,242       80,913
Available-for-sale securities...............................      16,597       16,235
Held-to-maturity securities.................................           0       12,269
Loans.......................................................     100,135      121,726
Loans to subsidiaries*......................................      25,508       65,977
Investment in subsidiaries*:
  Bank and bank holding company.............................   2,298,733    1,850,614
  Non-banks.................................................      15,135       12,899
Other assets................................................      38,727       60,160
                                                              ----------   ----------
         Total Assets.......................................  $2,705,227   $2,222,009
                                                              ----------   ----------
                                     LIABILITIES
Short-term borrowings.......................................  $   27,139   $   21,162
Other liabilities...........................................     108,447       90,955
Long-term debt..............................................     375,000      375,000
                                                              ----------   ----------
         Total Liabilities..................................     510,586      487,117
Stockholders' Equity........................................   2,194,641    1,734,892
                                                              ----------   ----------
         Total Liabilities and Stockholders' Equity.........  $2,705,227   $2,222,009
                                                              ==========   ==========

                      PARENT COMPANY STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Income:
  From subsidiaries*:
    Dividends
       Bank.................................................  $ 97,757   $ 84,762   $ 73,267
       Non-banks............................................         0          0      7,047
    Interest................................................    14,662     10,989     12,721
    Service fees............................................    62,982     51,863     48,115
  Other.....................................................    13,333     14,515      7,040
                                                              --------   --------   --------
         Total Income.......................................   188,734    162,129    148,190
                                                              --------   --------   --------
Expense:
  Salaries and employee benefits............................    31,509     21,379     20,541
  Interest..................................................    26,240     26,416     26,589
  Other.....................................................    29,592     28,739     28,259
                                                              --------   --------   --------
         Total Expense......................................    87,341     76,534     75,389
                                                              --------   --------   --------
Income before income taxes and equity in undistributed net
  income of subsidiaries....................................   101,393     85,595     72,801
Income taxes (credit).......................................     1,506        335     (3,293)
                                                              --------   --------   --------
    Income Before Equity in Undistributed Net Income of
       Subsidiaries.........................................    99,887     85,260     76,094
Equity in undistributed net income of subsidiaries*:
  Bank and bank holding company.............................   204,338    168,451    122,732
  Non-banks.................................................     2,483        992        179
                                                              --------   --------   --------
         Net Income.........................................  $306,708   $254,703   $199,005
                                                              ========   ========   ========

---------------

* Eliminated in consolidation.

                             SOUTHTRUST CORPORATION

                    PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1996        1995
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating Activities
  Net Income................................................  $ 306,708   $ 254,703   $ 199,005
  Less equity in undistributed net income of subsidiaries...   (206,821)   (169,443)   (122,911)
                                                              ---------   ---------   ---------
  Income before equity in undistributed net income of
    subsidiaries............................................     99,887      85,260      76,094
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision (credit) for:
      Depreciation of premises and equipment................      1,381       1,333       1,197
      Amortization of intangibles...........................          0       1,177       2,583
      Deferred income tax (benefit) expense.................     (2,037)        592      (3,551)
  Realized net (gain) loss on sales of securities...........     (1,538)       (118)          9
  Net (increase) decrease in other assets...................     36,545      (4,826)     (9,588)
  Net increase (decrease) in other liabilities..............       (429)      7,692      10,390
                                                              ---------   ---------   ---------
         Net Cash Provided by Operating Activities..........    133,809      91,110      77,134
Investing Activities
  Proceeds from maturities of:
    Held-to-maturity securities.............................        646          61           0
    Available-for-sale securities...........................          0         564      58,344
  Proceeds from sale of:
    Held-to-maturity securities.............................          0           0           0
    Available-for-sale securities...........................      1,537     135,524      24,964
  Purchase of:
    Held-to-maturity securities.............................          0        (405)       (108)
    Available-for-sale securities...........................       (665)          0    (147,603)
  Capital contributions.....................................   (201,500)    (55,684)    (37,644)
  Net (increase) decrease in:
    Short-term investments..................................   (128,973)    (35,279)    (23,524)
    Loans to subsidiaries...................................     40,469       7,626      87,054
    Loans...................................................     21,591      31,314    (150,966)
    Premises and equipment..................................     (2,833)     (3,804)     (2,707)
                                                              ---------   ---------   ---------
         Net Cash Provided by (Used In) Investing
           Activities.......................................   (269,728)     79,917    (192,190)
Financing Activities
  Proceeds from issuance of:
    Common Stock............................................    210,977       8,584      96,568
  Payments for:
    Long-term debt..........................................          0    (100,219)          0
    Repurchase of common stock..............................       (555)     (4,130)       (365)
    Cash dividends..........................................    (81,546)    (75,446)    (69,817)
  Net increase in short-term borrowings.....................      5,977           0      86,965
                                                              ---------   ---------   ---------
         Net Cash Provided By (Used In) Financing
           Activities.......................................    134,853    (171,211)    113,351
                                                              ---------   ---------   ---------
Decrease in Cash and Due from Banks.........................     (1,066)       (184)     (1,705)
                                                              ---------   ---------   ---------
Cash and Due from Banks at Beginning of Year................      1,216       1,400       3,105
                                                              ---------   ---------   ---------
Cash and Due from Banks at End of Year......................  $     150   $   1,216   $   1,400
                                                              =========   =========   =========

Supplemental Disclosure of Cash Flow Information; Cash Paid
  During the Period for Interest............................  $  35,719   $  32,872   $  31,790

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors is contained on pages 2 through 6, inclusive, of the Company's proxy statement for the annual meeting of stockholders, April 15, 1998 and is incorporated herein by reference.

     Information concerning the Company's executive officers is contained herein in response to Item I of Part I.

ITEM 11  EXECUTIVE COMPENSATION

     Information relating to executive compensation is contained on pages 9 through 21, inclusive, of the Company's proxy statement for the annual meeting of stockholders, April 15, 1998 and is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained on pages 3 through 6, inclusive, of the Company's proxy statement for the annual meeting of stockholders, April 15, 1998, and is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is contained on page 22 of the Company's proxy statement for the annual meeting of stockholders, April 15, 1998, and is incorporated herein by reference.

                                    PART IV

     ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1 -- Financial Statements:

     The following consolidated financial statements of SouthTrust Corporation and subsidiaries, included in the annual report of the Company to its stockholders for the year ended December 31, 1997 are:

          Report of Independent Public Accountants

          Consolidated Statements of Condition -- December 31, 1997 and December 31, 1996

          Consolidated Statements of Income -- Years ended December 31, 1997, 1996, and 1995

          Consolidated Statements of Stockholders' Equity -- December 31, 1997, 1996, and 1995

          Consolidated Statements of Cash Flows -- Years ended December 31, 1997, 1996, and 1995

          Notes to Consolidated Financial Statements -- Three years ended December 31, 1997

     (a)2 -- Financial Statement Schedules:

     All schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (a)3 -- Exhibits:

     *No. 3 -- Composite Restated Certificate of Incorporation of SouthTrust Corporation which was filed as Exhibit 3 to SouthTrust Corporation's Registration Statement on Form S-3 (Reg. No. 333-34947).

     *No. 4(a) -- Articles FOURTH, SIXTH, SEVENTH and ELEVENTH of the Restated Certificate of Incorporation of SouthTrust Corporation (included at Exhibit 3).

     *No. 4(b) -- Certificate of Adoption of Resolutions designating Series A Junior Participating Preferred Stock, adopted February 22, 1989, which was filed as Exhibit 1 to SouthTrust Corporation's Registration Statement on Form 8-A (File No. 1-3613).

     *No. 4(c) -- Stockholders' Rights Agreement, dated as of February 22, 1989, between SouthTrust Corporation and Mellon Bank, N.A., Rights Agent, which was filed as Exhibit 1 to SouthTrust Corporation's Registration Statement on Form 8-A (File No. 1-3613).

     *No. 4(d) -- Indenture, dated as of May 1, 1987, between SouthTrust Corporation and National Westminster Bank USA, which was filed as Exhibit 4(a) to SouthTrust Corporation's Registration Statement on Form S-3 (Registration No. 33-13637).

     *No. 4(e) -- Subordinated Indenture, dated as of May 1, 1992, between SouthTrust Corporation and Chemical Bank, which was filed as Exhibit 4(b)(ii) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-52717).

     *No. 4(f) -- Composite Restated Bylaws of SouthTrust Corporation which was filed as Exhibit 4(e) to the Registration Statement on Form S-4 of SouthTrust Corporation (Registration No. 33-61557).

     *No. 4(g)(i) -- Form of Senior Indenture which was filed as Exhibit 4(b)(i) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-44857).

     *No. 4(g)(ii) -- Form of Subordinated Indenture which was filed as Exhibit 4(b)(ii) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-52717).

     No. 11 Statement of Computation of Earnings Per Share.

     No. 12 Statement of Computation of Ratios.

     No. 21 Subsidiaries of the Registrant.

     No. 23 Consents of Experts and Counsel.

     No. 24 Powers of Attorney.

     No. 27 Financial Data Schedule (for SEC use only)

     * Incorporated herein by reference.

     (b) Reports on Form 8-K filed in the fourth quarter of 1997: October 10, 1997 and December 5, 1997. The Company filed a current report on Form 8-K on January 12, 1998 disclosing the unaudited results of operations and statement of financial condition for the year ended December 31, 1997.

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

Date: March 6, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             /s/ WALLACE D. MALONE, JR.                  Chairman, President, Chief         March 6, 1998
-----------------------------------------------------      Executive Officer, Director
               Wallace D. Malone, Jr.

                /s/ AUBREY D. BARNARD                    Secretary, Treasurer and           March 6, 1998
-----------------------------------------------------      Controller (Principal
                  Aubrey D. Barnard                        Accounting and Financial
                                                           Officer)

                /s/ JULIAN W. BANTON                     Chairman and Chief Executive       March 6, 1998
-----------------------------------------------------      Officer, SouthTrust Bank,
                  Julian W. Banton                         N.A., Director

                          *                              Director                           March 6, 1998
-----------------------------------------------------
                    Van L. Richey

                          *                              Director                           March 6, 1998
-----------------------------------------------------
                  F. Crowder Falls

                          *                              Director                           March 6, 1998
-----------------------------------------------------
                   Rex J. Lysinger

                          *                              Director                           March 6, 1998
-----------------------------------------------------
                  William C. Hulsey

                          *                              Director                           March 6, 1998
-----------------------------------------------------
                  John M. Bradford

                          *                              Director                           March 6, 1998
-----------------------------------------------------
             Wm. Kendrick Upchurch, Jr.

                          *                              Director                           March 6, 1998
-----------------------------------------------------
                   Carl F. Bailey

                          *                              Director                           March 6, 1998
-----------------------------------------------------
                Allen J. Keesler, Jr.

                          *                              Director                           March 6, 1998
-----------------------------------------------------
                  H. Allen Franklin

                /s/ WILLIAM L. PRATER
-----------------------------------------------------
                  William L. Prater
                  Attorney-in-fact