Form 10-Q
period 1998-03-31
SOUTHTRUST CORP
filed 1998-05-15
CIK 92081

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                  ---------------------------------------------

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

At March 31, 1998, 160,437,557 shares of the Registrant's Common Stock, $2.50 par value were outstanding.


================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Statement Description                                              Page No.
-------------------------------------------------------------------------------
Consolidated Condensed Statements of Condition
         March 31, 1998, March 31, 1997, and December 31, 1997        3

Consolidated Condensed Statements of Income
         Three months ended March 31, 1998 and 1997                   4

Consolidated Condensed Statements of Stockholders' Equity
         Three months ended March 31, 1998 and 1997                   5

Consolidated Condensed Statements of Cash Flows
         Three months ended March 31, 1998 and 1997                   6


         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three month periods ended March 31, 1998 and 1997. Results of operations for the interim 1998 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The Management's Discussion and Analysis of the registrant is included on Pages 9-26.

                             SOUTHTRUST CORPORATION
                 Consolidated Condensed Statements of Condition
                                   (Unaudited)

                                                                         March 31            March 31          December 31
                                                                      -------------       -------------       -------------
(Dollars in thousands)                                                     1998                1997                1997
                                                                      -------------       -------------       -------------
ASSETS
  Cash and due from banks                                             $     801,532       $     822,666       $     877,885
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                                28,700              18,481              49,175
    Interest-bearing deposits in other banks                                    246              17,505                 228
    Trading securities                                                       52,661               8,550              58,750
    Loans held for sale                                                     620,399             197,750             403,837
                                                                      -------------       -------------       -------------
         Total short-term investments                                       702,006             242,286             511,990
  Available-for-sale securities                                           3,206,710           3,101,080           2,917,080
  Held-to-maturity securities (1)                                         2,765,401           2,072,713           2,557,251
  Loans                                                                  23,705,494          20,302,594          22,633,861
  Less:
    Unearned income                                                         156,647             157,090             159,076
    Allowance for loan losses                                               335,995             284,532             315,471
                                                                      -------------       -------------       -------------
         Net loans                                                       23,212,852          19,860,972          22,159,314
  Premises and equipment, net                                               632,112             527,398             598,294
  Due from customers on acceptances                                           6,988              25,954               8,561
  Other assets                                                            1,370,003             696,983           1,276,070
                                                                      -------------       -------------       -------------
         Total assets                                                 $  32,697,604       $  27,350,052       $  30,906,445
                                                                      =============       =============       =============

LIABILITIES
  Deposits:
    Interest-bearing                                                  $  18,269,229       $  15,089,183       $  17,297,931
    Other                                                                 2,263,687           2,504,402           2,288,653
                                                                      -------------       -------------       -------------
         Total deposits                                                  20,532,916          17,593,585          19,586,584
  Federal funds purchased and securities sold
    under agreements to repurchase                                        4,028,343           3,737,956           3,588,599
  Other short-term borrowings                                             1,097,097           1,074,131           1,161,779
  Bank acceptances outstanding                                                6,988              25,954               8,561
  Federal Home Loan Bank advances                                         2,777,351           1,653,367           2,782,355
  Long-term debt                                                          1,205,933             982,855           1,106,443
  Other liabilities                                                         563,169             411,748             477,483
                                                                      -------------       -------------       -------------
         Total liabilities                                               30,211,797          25,479,596          28,711,804

STOCKHOLDERS' EQUITY
    Preferred Stock, par value $1.00 a share,
      5,000,000 shares authorized; issued and outstanding - none                  0                   0                   0
    Common Stock, par value $2.50 a share,
      300,000,000 shares authorized (2)                                     403,606             376,018             386,626
    Capital surplus                                                         706,927             361,703             486,166
    Retained earnings                                                     1,377,563           1,160,560           1,321,586
    Accumulated other non-owner changes in equity                             9,341             (17,164)             11,176
    Treasury stock at cost (3)                                              (11,630)            (10,661)            (10,913)
                                                                      -------------       -------------       -------------
         Total stockholders' equity                                       2,485,807           1,870,456           2,194,641
                                                                      -------------       -------------       -------------
         Total liabilities and stockholders' equity                   $  32,697,604       $  27,350,052       $  30,906,445
                                                                      =============       =============       =============


(1) Held-to-maturity securities-fair value                            $   2,798,172       $   2,075,849       $   2,593,259
(2) Common shares outstanding                                           161,442,467         150,407,073         154,650,747
(3) Treasury shares of common stock                                       1,004,910             978,422             986,940

                             SOUTHTRUST CORPORATION
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31
                                                            ----------------------
(In thousands, except per share data)                         1998          1997
                                                            ----------------------
Interest income
  Interest and fees on loans                                $492,715      $423,670
  Interest on available-for-sale securities                   48,409        48,044
  Interest on held-to-maturity securities:
    Taxable                                                   43,305        30,877
    Non-taxable                                                2,736         3,466
                                                            ----------------------
      Total interest on held-to-maturity securities           46,041        34,343
  Interest on short-term investments                          10,297         4,593
                                                            ----------------------
      Total interest income                                  597,462       510,650
                                                            ----------------------

Interest expense
  Interest on deposits                                       204,211       171,041
  Interest on short-term borrowings                           63,107        59,053
  Interest on Federal Home Loan Bank advances                 36,643        21,514
  Interest on long-term debt                                  20,151        14,486
                                                            ----------------------
      Total interest expense                                 324,112       266,094
                                                            ----------------------
      Net interest income                                    273,350       244,556
Provision for loan losses                                     17,855        22,375
                                                            ----------------------
        Net interest income after
          provision for loan losses                          255,495       222,181

Non-interest income
  Service charges on deposit accounts                         36,522        30,704
  Mortgage banking operations                                  8,924         6,222
  Bank card fees                                               6,216         5,649
  Trust fees                                                   6,855         5,821
  Other fees                                                  12,239        10,314
  Securities gains, net                                        2,152            94
  Other                                                       15,210         3,174
                                                            ----------------------
      Total non-interest income                               88,118        61,978
                                                            ----------------------

Non-interest expense
  Salaries and employee benefits                             116,623        94,976
  Net occupancy                                               15,809        14,161
  Equipment                                                   13,552        10,462
  Professional services                                       12,833        11,763
  Communications                                              10,865         8,556
  Business development                                         8,092         6,878
  Supplies                                                     7,141         5,008
  Other                                                       27,591        22,237
                                                            ----------------------
      Total non-interest expense                             212,506       174,041
                                                            ----------------------
       Income before income taxes                            131,107       110,118
Income tax expense                                            44,655        39,218
                                                            ----------------------
        Net income                                          $ 86,452      $ 70,900
                                                            ======================

Average number of shares outstanding - basic (000's)         158,374       146,522
Average number of shares outstanding - diluted (000's)       159,998       147,738
Net income per share - basic                                $   0.55      $   0.48
Net income per share - diluted                                  0.54          0.48
Dividends declared per share                                    0.19        0.1667

                             SOUTHTRUST CORPORATION
            Consolidated Condensed Statements of Stockholders' Equity
                                   (Unaudited)

                                                                                  Accumulated
                                                                                   Other Non-                             Non-Owner
                                                Common      Capital    Retained   Owner Changes  Treasury                  Changes
(Dollars in thousands)                           Stock      Surplus    Earnings     In Equity      Stock        Total     In Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                     $362,936     $289,664  $1,100,170   $ (7,520)     $(10,358)   $ 1,734,892

Net Income                                            0            0      70,900          0             0         70,900   $70,900

Unrealized loss on available-for-sale
    securities, net of tax of $5,504*                 0            0           0     (9,644)            0         (9,644)   (9,644)
                                                                                                                           -------
Comprehensive Income                                                                                                       $61,256
                                                                                                                           =======
Dividends Declared ($.1667 per share)                 0            0     (24,799)         0             0        (24,799)

Issuance of 89,700 shares of Common Stock
   for stock options exercised                      224          579           0          0             0            803

Issuance of 48,399 shares of Common Stock
   for dividend reinvestment and stock
   purchase plan                                    121        1,006           0          0             0          1,127

Issuance of 27,759 shares of Common Stock
   under employee discounted stock
   purchase plan                                     70          489           0          0             0            559

Issuance of 1,945,546 shares
   of Common Stock for acquisitions
   accounted for as pooling-of-interests          4,864        4,351      14,289          0             0         23,504

Issuance of 86,480 shares of
   Common Stock under long-term incentive
   plan                                             216        1,199           0          0             0          1,415

Issuance of 3,034,518 shares
   of Common Stock in secondary offering          7,587       64,415           0          0             0         72,002

Purchase of 11,959 shares of
   treasury stock                                     0            0           0          0          (303)          (303)
------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                       376,018     $361,703  $1,160,560   $(17,164)     $(10,661)   $ 1,870,456
========================================================================================================================

*Disclosure of reclassification amount:

Unrealized holding losses arising
  during the period                                                                                                        $(9,550)

Less: reclassification adjustment for
      gains included in net income                                                                                             (94)
                                                                                                                           -------
Net unrealized losses on securities                                                                                        $(9,644)
                                                                                                                           =======
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                     $386,626     $486,166  $1,321,586   $ 11,176      $(10,913)   $ 2,194,641

Net Income                                            0            0      86,452          0             0         86,452   $86,452

Unrealized loss on available-for-sale
    securities net of tax of $650*                    0            0           0     (1,835)            0         (1,835)   (1,835)
                                                                                                                           -------
Comprehensive Income                                                                                                       $84,617
                                                                                                                           =======
Dividends Declared ($.19 per share)                   0            0     (30,475)         0             0        (30,475)

Issuance of 185,974 shares of Common Stock
   for stock options exercised                      465        1,774           0          0             0          2,239

Issuance of 32,459 shares of Common Stock
   for dividend reinvestment and stock
   purchase plan                                     81        1,287           0          0             0          1,368

Issuance of 25,787 shares of Common Stock
   under employee discounted stock
   purchase plan                                     65          713           0          0             0            778

Issuance of 6,547,500 shares of
   Common Stock in secondary offering            16,369      216,987           0          0             0        233,356

Purchase of 17,970 shares of treasury stock           0            0           0          0          (717)          (717)
------------------------------------------------------------------------------------------------------------------------
Balance at March 31,1998                       $403,606     $706,927  $1,377,563   $  9,341      $(11,630)   $ 2,485,807
========================================================================================================================

*Disclosure of reclassification amount:

Unrealized holding losses arising
  during the period                                                                                                        $   335

Less: reclassification adjustment for
  gains included in net income                                                                                              (2,170)
                                                                                                                           -------
Net unrealized losses on securities                                                                                        $(1,835)
                                                                                                                           =======

                             SOUTHTRUST CORPORATION
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                   Three Months Ended
                                                                         March 31
                                                               ----------------------------
(In thousands)                                                     1998             1997
OPERATING ACTIVITIES                                           -----------      -----------
  Net income                                                   $    86,452      $    70,900
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                   17,855           22,375
      Depreciation of premises and equipment                        11,221            8,944
      Amortization of intangibles                                    8,676            6,317
      Amortization of security premium                                 387              163
      Accretion of security discount                                (1,571)            (669)
      Deferred income tax                                            2,386              432
   Net gain on trading securities                                   (6,934)          (2,358)
   Net gain on loans held for sale                                  (3,638)          (1,230)
   Net securities gains                                             (2,152)             (94)
   Origination and purchase of loans held for sale                (921,453)        (384,684)
   Proceeds of loans held for sale                                 711,826          379,472
   Net decrease in trading securities                                9,726           11,658
   Net (increase) decrease in other assets                          30,273          (18,899)
   Net increase in other liabilities                                78,019           33,111
                                                               -----------      -----------
       Net cash provided by operating activities                    21,073          125,438

INVESTING ACTIVITIES
  Proceeds from maturities of:
     Held-to-maturity securities                                   686,739          339,236
     Available-for-sale securities                                  43,610          109,173
  Proceeds from sales of:
     Held-to-maturity securities                                         0                0
     Available-for-sale securities                                  27,913            3,441
  Purchases of:
     Held-to-maturity securities                                  (646,487)        (440,379)
     Available-for-sale securities                                (360,610)        (363,913)
     Premises and equipment                                        (27,338)         (25,143)
  Net (increase) decrease in:
     Short-term investments                                         20,457             (425)
     Loans                                                        (356,489)        (553,750)
  Purchase of subsidiaries, net of cash acquired                  (202,627)           5,181
                                                               -----------      -----------
     Net cash used in investing activities                        (814,832)        (926,579)

FINANCING ACTIVITIES
  Proceeds from issuance of:
     Common Stock                                                  237,741           75,970
     Federal Home Loan Bank advances                               150,000          651,750
     Long-term debt                                                200,000                0
  Payments for:
     Repurchase of Common Stock                                       (717)            (302)
     Federal Home Loan Bank advances                              (155,004)        (743,542)
     Long-term debt                                               (100,510)            (388)
     Cash dividends                                                (26,002)          (7,163)
  Net increase in:
     Deposits                                                       96,837            3,820
     Short-term borrowings                                         315,061          740,528
                                                               -----------      -----------
  Net cash provided by financing activities                        717,406          720,673
                                                               -----------      -----------
  Decrease in cash and due from banks                              (76,353)         (80,468)

  Cash and due from banks at beginning of year                     877,885          903,134
                                                               -----------      -----------
  Cash and due from banks at end of period                     $   801,532      $   822,666
                                                               ===========      ===========

  Supplemental disclosures of cash flow information:
    Cash paid during period for:
      Interest                                                 $   309,519      $   259,059
      Income taxes                                                   3,623               60
    Noncash transactions:
      Assets acquired in business combinations                   1,067,655          311,905
      Liabilities acquired in business combinations                911,117          288,380
      Loans transferred to other real estate                         8,786            6,949
      Loans securitized into mortgage-backed securities            460,862          143,267

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share

         In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and accordingly, the Company adopted its provisions for the period ended December 31, 1997. All prior-period earnings per share (EPS) data as shown on the consolidated condensed statements of income contained herein, and in the following Management's Discussion and Analysis have been restated to give effect for this statement.

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

SFAS No. 130, Reporting Comprehensive Income

         In June 1997, the FASB issued SFAS No. 130, Reporting of Comprehensive Income. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It requires that all items that are to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of this Statement on January 1, 1998.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related
Information

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

Application to interim statements is not required in the initial year of adoption. Based on the Company's current operating activities, management does not believe that adoption of this Statement will have a material impact on the presentation of the Company's financial position or results of operations.


Note B - Stock Split

         On January 27, 1998, the Company's Board of Directors announced a 3 for 2 stock split effected in the form of a stock dividend payable to stockholders of record on February 13, 1998. The additional shares were distributed on February 26, 1998. All share and per share information in this report has been restated to give retroactive effect to this split.

SELECTED QUARTERLY FINANCIAL DATA                                       TABLE 1
(Dollars in millions except per share data)

                                                                               Quarters Ended
                                              ---------------------------------------------------------------------------------
                                                 1998                                        1997
                                              ---------        ----------------------------------------------------------------
                                                Mar 31            Dec 31           Sept 30           Jun 30            Mar 31
                                              ---------        ----------        ----------        ----------        ----------
EARNINGS SUMMARY:
    Interest income                           $   597.5        $    589.2        $    574.2        $    558.2        $    510.7
    Interest expense                              324.1             315.4             308.4             296.2             266.1
                                              ---------        ----------        ----------        ----------        ----------
    Gross interest margin                         273.4             273.8             265.8             262.0             244.6
    Provision for loan losses                      17.9              21.7              20.0              26.5              22.4
                                              ---------        ----------        ----------        ----------        ----------
    Net interest margin                           255.5             252.1             245.8             235.5             222.2
    Non-interest income (excluding
       securities transactions)                    85.9              74.3              68.7              63.8              61.9
    Securities transactions                         2.2               0.3               1.1               0.3               0.1
    Non-interest expense                          212.5             199.0             193.0             182.2             174.1
                                              ---------        ----------        ----------        ----------        ----------
    Income before income taxes                    131.1             127.7             122.6             117.4             110.1
    Income taxes                                   44.6              45.7              44.1              42.0              39.2
                                              ---------        ----------        ----------        ----------        ----------
    Net income                                $    86.5        $     82.0        $     78.5        $     75.4        $     70.9
                                              =========        ==========        ==========        ==========        ==========

PER COMMON SHARE:
    Net income - basic                        $    0.55        $     0.54        $     0.53        $     0.50        $     0.48
    Net income- diluted                            0.54              0.53              0.52              0.50              0.48
    Cash dividends declared                        0.19            0.1667            0.1667            0.1667            0.1667
    Book value                                    15.49             14.28             13.46             13.05             12.52
    Market value-high                            45.125            42.833            34.458            28.250            28.500
    Market value-low                             35.750            30.667            25.750            23.583            22.750

ENDING BALANCES:
    Assets                                    $32,697.6        $ 30,906.4        $ 29,764.2        $ 29,192.9         $27,350.1
    Deposits                                   20,532.9          19,586.6          19,010.9          18,679.4          17,593.6
    Loans, net of unearned income              23,548.9          22,474.8          21,667.8          21,105.9          20,145.5
    Long-term debt                              1,205.9           1,106.4             981.9             982.3             982.8
    Stockholders' equity                        2,485.8           2,194.6           2,015.1           1,951.7           1,870.5
    Common shares - basic (in thousands)        160,438           153,664           149,690           149,570           149,429

AVERAGE BALANCES:
    Assets                                    $31,618.9        $ 29,927.9        $ 29,087.7        $ 28,385.6        $ 26,450.9
    Deposits                                   19,991.9          19,025.5          18,636.1          17,825.7          17,102.7
    Loans, net of unearned income              23,075.8          21,927.0          21,333.6          20,728.0          19,575.3
    Earning assets                             29,230.3          28,115.2          27,408.7          26,712.1          24,801.9
    Stockholders' equity                        2,382.1           2,137.3           1,975.7           1,887.6           1,800.4
    Common shares - basic (in thousands)        158,374           152,982           149,663           149,496           146,522
    Common shares - diluted (in thousands)      159,998           154,541           151,038           150,642           147,738

SELECTED RATIOS:
    Return on average total assets                 1.11%             1.09%             1.07%             1.06%             1.09%
    Return on average stockholders' equity        14.72             15.21             15.76             16.01             15.97
    Net interest margin (FTE)                      3.82              3.90              3.89              3.97              4.04
    Efficiency ratio                              58.79             56.78             57.26             55.49             56.32

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND
AVERAGE YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on taxable equivalent basis)

                                                                                  Quarters Ended
                                                    --------------------------------------------------------------------------
                                                               March 31, 1998                         December 31, 1997
                                                    --------------------------------          --------------------------------
                                                     Average                  Yield/            Average                 Yield/
                                                     Balance     Interest     Rate              Balance    Interest     Rate
                                                    --------------------------------          --------------------------------
ASSETS
Loans, net of unearned
   income                                           $23,075.8      $493.3      8.67%           $21,927.0     $482.9    8.74%
Available-for-sale securities                         3,054.8        48.6      6.41              3,242.0       53.6    6.60
Held-to-maturity securities:
   Taxable                                            2,393.7        43.3      7.34              2,294.8       40.1    6.93
   Non-taxable                                          157.9         4.1     10.64                172.7        4.5   10.29
Short-term investments                                  548.1        10.3      7.62                478.7       10.4    8.65
                                                    --------------------------------           -------------------------------
     Total interest-earning assets                   29,230.3      $599.6      8.31             28,115.2     $591.5    8.35
Allowance for loan losses                              (327.7)                                    (315.9)
Other assets                                          2,716.3                                    2,128.6
                                                    --------------------------------           -------------------------------
     Total assets                                   $31,618.9                                  $29,927.9

LIABILITIES
Interest-bearing deposits                           $17,882.1      $204.2      4.63%           $16,945.5     $198.1    4.64%
Short-term borrowings                                 4,683.7        63.1      5.46              4,557.8       63.8    5.55
Federal Home Loan Bank advances                       2,780.7        36.6      5.34              2,745.9       37.2    5.37
Long-term debt                                        1,259.5        20.2      6.49              1,003.6       16.3    6.44
                                                    --------------------------------           -------------------------------
     Total interest-bearing liabilities              26,606.0       324.1      4.94             25,252.8      315.4    4.95
Demand deposits non-interest bearing                  2,109.8                                    2,080.0
Other liabilities                                       521.0                                      457.8
Total liabilities                                    29,236.8                                   27,790.6
STOCKHOLDERS' EQUITY                                  2,382.1                                    2,137.3
                                                    --------------------------------           -------------------------------
     Total liabilities and stockholders' equity     $31,618.9                                  $29,927.9
                                                    ================================           ===============================
Net interest income                                                $275.5                                    $276.1
                                                    ================================           ===============================
Net interest margin                                                            3.82%                                   3.90%
                                                    ================================           ===============================
Net interest spread                                                            3.37%                                   3.40%
                                                    ================================           ===============================

(1) Yields were calculated using the average amortized cost of the underlying assets.
(2) All yields and rates are presented on an annualized basis.

                                                                         TABLE 2


                                                           Quarters Ended
   --------------------------------------------------------------------------------------------------------------------------------
            September 30, 1997                               June 30, 1997                               March 31, 1997
   --------------------------------------          ------------------------------------          ----------------------------------
     Average                       Yield/          Average                       Yield/          Average                      Yield/
     Balance      Interest         Rate            Balance       Interest        Rate            Balance        Interest      Rate
   --------------------------------------          ------------------------------------          ----------------------------------

   $ 21,333.6     $  471.1         8.76 %         $  20,728.0     $ 455.2        8.81  %         $ 19,575.3     $  424.3       8.79%
      3,432.2         56.5         6.55               3,425.1        57.4        6.69               2,986.4         48.1       6.51

      2,039.7         36.5         7.09               2,043.5        36.6        7.17               1,782.5         30.9       7.02
        186.8          5.2        11.05                 196.3         5.1       10.47                 204.7          5.3      10.58
        416.4          7.5         7.13                 319.2         6.4        8.04                 253.0          4.6       7.36
   ------------------------------------           -----------------------------------            ----------------------------------
     27,408.7     $  576.8         8.35              26,712.1     $ 560.7        8.41              24,801.9     $  513.2       8.39
       (307.4)                                         (292.2)                                       (276.8)
      1,986.4                                         1,965.7                                       1,925.8
   ------------------------------------           -----------------------------------            ----------------------------------
   $ 29,087.7                                     $  28,385.6                                    $ 26,450.9
   ====================================           ===================================            ==================================

   $ 16,662.9     $  194.6         4.63 %         $  15,832.9     $ 181.4        4.60  %         $ 14,755.8     $  171.0       4.70%
      4,817.6         67.7         5.57               5,518.4        76.3        5.55               4,443.7         59.1       5.39
      2,243.4         30.5         5.38               1,741.5        23.5        5.41               1,686.4         21.5       5.17
        981.6         15.7         6.36                 978.7        14.9        6.13                 983.1         14.5       5.98
   ------------------------------------           -----------------------------------            ----------------------------------
     24,705.5        308.5         4.95              24,071.5       296.1        4.93              21,869.0        266.1       4.93
      1,973.2                                         1,992.8                                       2,346.9
        433.3                                           433.7                                         434.6
     27,112.0                                        26,498.0                                      24,650.5
      1,975.7                                         1,887.6                                       1,800.4
   ------------------------------------           -----------------------------------            ----------------------------------
   $ 29,087.7                                     $  28,385.6                                    $ 26,450.9
   ====================================           ===================================            ==================================
                  $  268.3                                        $ 264.6                                       $  247.1
   ====================================           ===================================            ==================================
                                   3.89 %                                        3.97  %                                       4.04%
   ====================================           ===================================            ==================================
                                   3.40 %                                        3.48  %                                       3.46%
   ====================================           ===================================            ==================================

NET INTEREST INCOME/MARGIN.

         The Company's net interest margin decreased 22 basis points from the first quarter of 1997 to 3.82% for the 1998 first quarter period. This decrease is reflective of the increase in the ratio of interest-bearing funds to earning assets, which was 91% at March 31, 1998, up from the March 31, 1997 ratio of 88%.

          In addition, the 1998 first quarter margin decreased due to the effect of the Company's purchase of Bank Owned Life Insurance (BOLI), which is more fully described in the non-interest income discussion in this report. BOLI is a non-interest earning asset and flows through non-interest income. The investment in BOLI, totaling $500 million, was made as an alternative to investing in interest-earning assets. The resulting net interest margin effect of the BOLI for the quarter ended March 31, 1998 was a decrease of approximately $6.8 million or 10 basis points. The net interest margin would have been relatively stable, from the quarter ended December 31, 1997 to the current quarter end, without the effect of the BOLI.

          The quarter over quarter trend was also affected by the loan mix. The Company is continuing to place emphasis on growing its commercial loan portfolio. These loans are competitively priced in the marketplace, generally having thinner margins than other lending opportunities. However, these loans have shorter maturities than other loan types, reducing the Company's exposure to interest rate and liquidity risk. Credit risk is also reduced, since historical net credit losses on commercial loans have been lower than those on loans to individuals. See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.

PROVISION FOR LOAN LOSSES.

         The Company's provision for loan losses reflects management's assessment of the ability of the allowance for loan losses to absorb loan losses inherent in the loan portfolio. The provision for loan losses for the first quarter of 1998 was $17.9 million, reflecting a decrease of $4.5 million from the 1997 first quarter level of $22.4 million. The decrease in the first quarter provision reflects the low level of net charge-offs, slower loan growth, and the stability of the non-performing asset level during the quarter. Net charge-offs for the quarter were $13.1 million, compared to $11.6 million for the first quarter of 1997. This increase is due mainly to increased losses in loans to individuals. The ratio of provision to net charge-offs for the first quarter of 1998 was 136.62%. Total net charge-offs of loans on an annualized basis amounted to .23% of average net loans for the 1998 first quarter compared to .24% for the first quarter of 1997. For the year ended December 31, 1997 net charge-offs were $51.8 million or .25% of net loans.

NON-INTEREST INCOME.

         Total non-interest income for the quarter ended March 31, 1998 was $88.1 million, an increase of $26.1 million or 42.1% over the same period in 1997. For the year ended December 31, 1997, non-interest income was up 6.2% from the comparable period in 1996 to $270.6 million. Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the first quarter of 1998 by 19.0% from the comparable year-ago period, reflecting the overall growth in the number of deposit accounts through both internal growth and acquisitions. Mortgage banking operations income, which includes loan origination and servicing fee income, increased $2.7 million or 43.4% from the 1997 first quarter. Mortgage interest rates have remained favorable and loan production and related income have increased accordingly. Fee income related to Bank Card and Trust operations have also experienced increases, 10.0% and 17.8%, respectively, over the year-ago quarter. Both were related to higher volume and various rate increases. Other fee income, which includes investment, international, safe deposit, collection and miscellaneous other fees, rose by $1.9 million or 18.7% compared to the quarter ended March 31, 1997.

         Other non-interest income increased during the first quarter of 1998 due to a $500 million funding of a Bank Owned Life Insurance (BOLI) program which covers the lives of certain of the company's officers. These officers participate in the plan on a voluntary basis and have no direct vested interest in the policies, either through payments for or receipt of benefits from the plan. The Company is the sole beneficiary of the BOLI and all increases in its cash surrender value and death proceeds are credited to non-interest income. For the quarter ended March 31, 1998, increases in the cash surrender value of the BOLI increased other non-interest income by approximately $6.8 million.

         For the year ended December 31, 1997, $10.3 million in gains on sales or securitizations of loans were included in non-interest income. Sales of loans during the quarter ended March 31, 1998 resulted in gains of approximately $5.1 million. There were no other significant non-recurring non-interest income items recorded in 1998 or 1997.

NON-INTEREST INCOME                                                     TABLE 3
(In millions)


                                                            Quarters Ended
                                         ---------------------------------------------------
                                           1998                      1997
                                         -------    ----------------------------------------
                                          Mar 31     Dec 31    Sept 30    Jun 30     Mar 31
                                         -------    -------    -------    -------    -------
Service charges on deposit accounts      $  36.5    $  35.6    $  32.7    $  30.9    $  30.7
Mortgage banking operations                  8.9        7.2        7.1        6.6        6.2
Bank card fees                               6.2        5.8        5.5        6.0        5.7
Trust fees                                   6.9        6.6        6.2        5.9        5.8
Other fees                                  12.2       11.1       11.3        9.9       10.3
Securities gains                             2.2        0.3        1.1        0.3        0.1
Other                                       15.2        8.1        5.9        4.5        3.2
                                         -------    -------    -------    -------    -------
     Total                               $  88.1    $  74.7    $  69.8    $  64.1    $  62.0
                                         =======    =======    =======    =======    =======

NON-INTEREST EXPENSE.

         Total non-interest expense increased 22.0% in the first quarter of 1998 as compared to the same period in 1997. This increase is reflective of the overall growth the Company has experienced. Salaries and employee benefits expense is the largest component of non-interest expense, accounting for $116.6 million or 55% of all non-interest expense for the quarter ended March 31, 1998. The March 31, 1998 quarter over March 31, 1997 increase in salary and employee benefits expense was $21.6 million or 22.8%, due mainly to the increase in the number of full time equivalent employees, which increased to approximately 11,400. Occupancy and equipment expenses were also up in the 1998 first quarter. Both of these items are affected by the number of banking offices which increased by 14.6 % from the March 31, 1997 level to 589 at March 31, 1998. There were no significant non-recurring non-interest expense items recorded in 1998 or 1997.

         The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 58.79% for the three month period ended March 31, 1998, up from the year ago ratio of 56.32%.

         The Company uses a wide range of software and related technologies throughout its business that will be affected by the date change in the year 2000. This date change will require modification of portions of its software so that its computer systems will properly recognize dates beyond December 31, 1999. The Company believes that with the current and planned upgrades or modifications to existing software and conversions to new software, the impact of the Year 2000 issue can be mitigated.

         The Company is using both internal and external resources to reprogram, or replace, and test software for Year 2000 readiness. The Company has established a Year 2000 program office staffed by five full-time employees which is headed by a member of senior management. SouthTrust also has a related management committee dedicated to Year 2000 issues. The total Year 2000 project cost is estimated to be between $15 million and $20 million, $5.8 million of which has been expensed in the year ended December 31, 1997 and $1.2 million was expensed in the first quarter of 1998. Critical computerized functions are expected to be Year 2000 ready by December 31, 1998.

NON-INTEREST EXPENSE                                                    TABLE 4
(In millions)

                                                            Quarters Ended
                                         ---------------------------------------------------
                                           1998                      1997
                                         -------    ----------------------------------------
                                          Mar 31     Dec 31    Sept 30    Jun 30     Mar 31
                                         -------    -------    -------    -------    -------
Salaries and employee benefits           $ 116.6    $ 106.8    $ 105.2    $  97.9    $  95.0
Net occupancy                               15.8       16.6       15.2       14.2       14.2
Equipment                                   13.6       12.7       11.8       10.7       10.5
Professional services                       12.8       13.6       14.4       11.6       11.8
Communications                              10.9       10.1        9.1        8.7        8.6
Business development                         8.1        4.9        7.3        7.2        6.9
Supplies                                     7.1        6.7        5.7        5.8        5.0
Other                                       27.6       27.6       24.3       26.1       22.1
                                         -------    -------    -------    -------    -------
     Total                               $ 212.5    $ 199.0    $ 193.0    $ 182.2    $ 174.1
                                         =======    =======    =======    =======    =======

INCOME TAX EXPENSE.

         Income tax expense for the first quarter of 1998 was $44.7 million for an effective tax rate of 34.1% compared to $39.2 million or an effective rate of 35.6% in the first quarter of 1997. The statutory federal income tax rate was 35% in 1998 and 1997.

LOANS.

         Loans, net of unearned income at March 31, 1998 were $23,548.9 million, an increase of $1,074.1 million or 4.8% over the December 31, 1997 level. Of the total loan increase, $732.1 million was obtained in the acquisition of another financial institution consummated during the first three months of 1998. Internal growth accounted for the remaining $342.0 million of the increase.

         Management has made a strategic decision to reduce the amount of indirect lending and to closely manage the required return expected on various loan product types. This decision contributed to lower loan growth in the first quarter of 1998.

         The Company has participated in loan securitizations, which allow the Company to actively manage its loan portfolio. Specifically, securitizations allow the Company to manage credit concentrations, while continuing to extend credit to customers.

LOAN PORTFOLIO                                                          TABLE 5
(In millions)

                                                                          Quarters Ended
                                            ---------------------------------------------------------------------------
                                                1998                                   1997
                                            -----------     -----------------------------------------------------------
                                               Mar 31          Dec 31         Sept 30         Jun 30          Mar 31
                                            -----------     -----------     -----------     -----------     -----------

Commercial, financial and agricultural      $   7,564.2     $   7,548.4     $   6,846.0     $   7,035.9     $   6,737.5
Real estate construction                        2,966.4         2,937.2         2,539.6         2,349.0         2,123.4
Commercial real estate mortgage                 4,005.7         3,543.8         3,516.3         3,397.0         3,255.1
Residential real estate mortgage                5,769.7         5,277.1         5,593.2         5,201.8         5,016.2
Lease financing                                   855.7           869.0           809.9           809.9           776.9
Loans to individuals                            2,543.8         2,458.4         2,511.7         2,459.6         2,393.5
                                            -----------     -----------     -----------     -----------     -----------
                                               23,705.5        22,633.9        21,816.7        21,253.2        20,302.6


Unearned income                                  (156.6)         (159.1)         (148.9)         (147.3)         (157.1)
                                            -----------     -----------     -----------     -----------     -----------
Loans, net of unearned income                  23,548.9        22,474.8        21,667.8        21,105.9        20,145.5

Allowance for loan losses                        (336.0)         (315.5)         (310.7)         (297.7)         (284.5)
                                            -----------     -----------     -----------     -----------     -----------
Net loans                                   $  23,212.9     $  22,159.3     $  21,357.1     $  20,808.2     $  19,861.0
                                            ===========     ===========     ===========     ===========     ===========

ALLOWANCE FOR LOAN LOSSES.

         The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. While deterioration of the economy or rising interest rates could have a near-term effect on the Company's earnings, Management has taken into consideration present economic conditions, the level of risk in the portfolio, the level of non-performing assets, potential problem loans, and delinquencies in assessing the allowance for loan losses and considers the allowance for loan losses to be adequate. As asset quality and economic conditions change, the allowance for loan losses will be increased or decreased accordingly.

         The allowance for loan losses at March 31, 1998 was $336.0 million or 1.43% of net loans compared to $315.5 million or 1.40% at December 31, 1997. Net charge-offs during the quarter ended March 31, 1998 totaled $13.1 million or 0.23% of average net loans on an annualized basis. The provision for loan losses during this same period added $17.9 million to the allowance for loan losses. Also, the allowance for loan losses at acquisition date of acquired financial institutions augmented the allowance by $15.7 million for 1998.

ALLOWANCE FOR LOAN LOSSES                                                TABLE 6
(In thousands)

                                                                                      Quarters Ended
                                                               -----------------------------------------------------------------
                                                                  1998                             1997
                                                               ---------    ----------------------------------------------------
                                                                 Mar 31       Dec 31       Sept 30       Jun 30          Mar 31
                                                               ---------    ---------     ---------     ---------      ---------
Balance beginning of quarter                                   $ 315,471    $ 310,725     $ 297,696     $ 284,532      $ 269,863
Loans charged-off:
         Commercial, financial and agricultural                    3,740        7,626         2,844         5,083          4,537
         Real estate construction                                      0           91           (31)           38              7
         Commercial real estate mortgage                              22           54           460           437            180
         Residential real estate mortgage                            918        1,608         1,113           853            727
         Lease financing                                             379          235            36           511            120
         Loans to individuals                                     11,263       10,129         8,891         8,959          8,395
                                                               ---------    ---------     ---------     ---------      ---------
            Total charge-offs                                     16,322       19,743        13,313        15,881         13,966
                                                               =========    =========     =========     =========      =========

Recoveries of loans previously charged-off
         Commercial, financial and agricultural                    1,133        1,008         1,523         1,003            555
         Real estate construction                                      7            0             0             0              0
         Commercial real estate mortgage                              27          152           271            46             44
         Residential real estate mortgage                             78           48            85            57             81
         Lease financing                                               0            7            36             4              9
         Loans to individuals                                      2,008        1,537         1,534         1,432          1,692
                                                               ---------    ---------     ---------     ---------      ---------
            Total recoveries                                       3,253        2,752         3,449         2,542          2,381
                                                               =========    =========     =========     =========      =========
Net loans charged-off                                             13,069       16,991         9,864        13,339         11,585
Additions to allowance charged to expense                         17,855       21,734        20,002        26,502         22,375
Subsidiaries' allowance at date of purchase                       15,738            3         2,891             1          3,879
                                                               ---------    ---------     ---------     ---------      ---------
         Balance at end of quarter                             $ 335,995    $ 315,471     $ 310,725     $ 297,696      $ 284,532
                                                               =========    =========     =========     =========      =========

(In millions)
Loans outstanding at quarter end,
            net of unearned income                             $23,548.9    $22,474.8     $21,667.8    $21,105.9       $20,145.5
Average loans outstanding,
            net of unearned income                             $23,075.8    $21,927.0     $21,333.6    $20,728.0       $19,575.3

Ratios:
         End-of-quarter allowance to net loans outstanding          1.43%        1.40%         1.43%        1.41%           1.41%
         Net loans charged off to net average loans                 0.23         0.31          0.18         0.26            0.24
         Provision for loan losses to net charge-offs             136.62       127.90        202.76       198.68          193.14
         Provision for loan losses to net average loans             0.31         0.39          0.37         0.51            0.46

NON-PERFORMING ASSETS.

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $195.6 million at March 31, 1998, an increase of $15.2 million over the December 31, 1997 level. Non-performing assets obtained through acquisitions during the three-month period totaled $2.0 million. The remaining increase is the result of a largely diversified group of credits having different credit risk characteristics, geographic distributions and underlying collateral characteristics. As evidenced by the relatively flat levels of the quarterly comparison of the non-performing asset to loan ratios shown below, the increase is more closely tied to the continuing increase in size of the Company's loan portfolio, rather than the result of trends in economic conditions that are likely to affect overall credit quality or loan charge-offs over the foreseeable future. The ratio of non-performing assets to total loans plus other real estate owned was 83 basis points at March 31, 1998, while the allowance for loan losses to non-performing loans ratio was 253.74% for the same period.

          In addition to loans on non-performing status at March 31, 1998, the Company had loans of approximately $9.7 million for which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, which may result in the loans' repayment terms being restructured and/or the loans being placed on non-performing status. These loans are current with respect to principal and interest payments and are not presently on non-accrual status; however, they are continuously reviewed by management and their classification may be changed if conditions warrant. At December 31, 1997, potential problem loans totaled $23.3 million.

NON-PERFORMING ASSETS                                                   TABLE 7
(Dollars in millions)

                                                                         Quarters Ended
                                                    ---------------------------------------------------------
                                                       1998                          1997
                                                    ---------   ---------------------------------------------
                                                      Mar 31      Dec 31     Sept 30     Jun 30       Mar 31
                                                    ---------   ---------   ---------   ---------   ---------
Non-performing loans
         Commercial, financial, and agricultural    $    69.6   $    61.1   $    60.8   $    58.3   $    65.6
         Real estate construction                         4.9         4.4         5.6         4.9         2.9
         Commercial real estate mortgage                 16.4        15.5        11.4        10.0        14.1
         Residential real estate mortgage                33.7        31.5        27.2        23.7        18.3
         Lease financing                                  0.6         0.3         0.3         0.5         0.4
         Loans to Individuals                             7.2         7.1        10.5         7.0         7.3
                                                    ---------   ---------   ---------   ---------   ---------
               Total non-performing loans               132.4       119.9       115.8       104.4       108.6
                                                    ---------   ---------   ---------   ---------   ---------
Other real estate owned                                  41.2        43.8        47.7        52.6        46.5
Other repossessed assets                                 22.0        16.7        12.4        12.0        10.1
                                                    ---------   ---------   ---------   ---------   ---------
               Total non-performing assets          $   195.6   $   180.4   $   175.9   $   169.0   $   165.2
                                                    =========   =========   =========   =========   =========

Accruing loans past due 90 days or more             $    54.1   $    54.0   $    50.9   $    45.3   $    36.9

Ratios:
         Non-performing loans to total loans             0.56%       0.53%       0.53%       0.49%       0.54%
         Non-performing assets to total loans
               plus other real estate owned              0.83        0.80        0.81        0.80        0.82
         Reserve to non-performing loans               253.74      263.16      268.38      285.08      261.89

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

         Total securities, including those designated as Held-to-maturity and Available-for-sale, have increased $497.8 million since December 31, 1997. This increase is largely the result of the purchase of callable U.S. Government agency securities. The yield on these agencies were more favorable, as compared to non-callable agencies, given the current rate environment.

         The Company's investment in collateralized mortgage obligations presents some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of declining interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages.The Company doesn't believe this risk to be significant in the current rate environment. The Company's investment in structured notes and other derivative investment securities is nominal and would not have a significant effect on the Company's net interest margin.

HELD-TO-MATURITY AND AVAILABLE-FOR-SALE SECURITIES                      TABLE 8

                                                Held-to-maturity securities
                                       ----------------------------------------------
                                           March 31, 1998       December 31, 1997
                                       ----------------------  ----------------------
                                        Amortized     Fair      Amortized     Fair
(Dollars in millions)                     Cost        Value       Cost        Value
                                       ----------  ----------  ----------  ----------
U.S. Treasury securities               $      0.3  $      0.3  $      0.7  $      0.7

U.S. Government agency securities         2,108.1     2,115.6     1,895.2     1,905.8

Collateralized mortgage obligations
   and mortgage backed securities           467.0       479.6       464.1       476.2

Obligations of states and political
   subdivisions                             155.2       166.3       161.9       173.7

Other securities                             34.8        36.4        35.3        36.9
                                       ----------  ----------  ----------  ----------
     Total                             $  2,765.4  $  2,798.2  $  2,557.2  $  2,593.3
                                       ==========  ==========  ==========  ==========


                                                Avaliable-for-sale securities
                                       ----------------------------------------------
                                           March 31, 1998       December 31, 1997
                                       ----------------------  ----------------------
                                        Amortized     Fair      Amortized     Fair
(Dollars in millions)                     Cost        Value       Cost        Value
                                       ----------  ----------  ----------  ----------

U.S. Treasury securities               $    185.9  $    186.7  $    172.6  $    173.4

U.S. Government agency securities           663.2       663.8       473.2       475.0

Collateralized mortgage obligations
   and mortgage backed securities         2,090.4     2,101.0     2,044.0     2,056.5

Obligations of states and political
   subdivisions                              31.1        31.5         3.8         3.9

Other securities                            220.7       223.7       205.6       208.3
                                       ----------  ----------  ----------  ----------
     Total                             $  3,191.3  $  3,206.7  $  2,899.2  $  2,917.1
                                       ==========  ==========  ==========  ==========

SHORT-TERM INVESTMENTS.

         Short-term investments at March 31, 1998 totaled $702.0 million, reflecting an increase of $190.0 million from the December 31, 1997 level of $512.0 million. At March 31, 1998, short-term investments consisted of $28.7 million in federal funds sold, $0.2 million in time deposits with other banks, $620.4 million in mortgage loans in the process of being securitized and sold to third party investors and $52.7 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.

         The Company's Treasury Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position, in determining desired balances of short-term investments and alternative uses of such funds.

FUNDING.

         The Company's overall funding level is governed by current and expected asset demand and capital needs. Funding sources can be divided into four broad categories: deposits, short-term borrowings, Federal Home Loan Bank (FHLB) advances, and long-term debt. The mixture of these funding types depends upon the Company's maturity and liquidity needs, the current rate environment, and the availability of such funds.

         The Company monitors certain ratios and liability concentrations to ensure funding levels are maintained within established policies. These policies include a maximum short-term liability to total asset ratio of 40% and a limit on funding concentrations from any one source as a percent of total assets of 20%. Various maturity limits have also been established.

         Deposits are the Company's primary source of funding. Total deposits at March 31, 1998 were $20,532.9 million, up $946.3 million or 4.8% from the December 31, 1997 level of $19,586.6 million. During the first three months of 1998, acquisitions of other financial institutions added $849.5 million of deposits. At March 31, 1998, total deposits included interest-bearing deposits of $18,269.2 million and other deposits of $2,263.7 million. Core deposits, defined as demand deposits and time deposits less than $100,000, totaled $17,451.2 million or 85.0% of total deposits at March 31, 1998. This compares to core deposits of $16,805.2 million or 85.8% at December 31, 1997.

         Short-term borrowings at March 31, 1998 were $5,125.4 million and included federal funds purchased of $2,611.7 million, securities sold under agreements to repurchase of $1,416.6 million and other borrowed funds of $1,097.1 million. At March 31, 1998, total short-term borrowings were 15.7% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $4,750.4 million or 15.4% of total liabilities and stockholders' equity at December 31, 1997.

         FHLB advances totaled $2,777.4 million at March 31, 1998. The current quarter end balance is down $5.0 million from the level outstanding at December 31, 1997. The Company uses FHLB advances as an alternative to increasing its liability in wholesale certificates of deposits or other deposit programs with similar maturities. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy.

         At March 31, 1998, total long-term debt was $1,205.9 million, representing a net increase of $99.5 million from the December 31, 1997 level of $1,106.4 million. This increase in debt was due to the issuance of $200.0 million of 6.125% subordinated capital notes due in 2028, net of, $100.0 million variable rate Bank Note maturity and $0.5 million in repayments on other debt. The $200.0 million issuance is allowable capital for risk based capital purposes. Acquisitions completed during the first three months of 1998 had no effect on long-term debt outstanding.

CAPITAL.

         The Company continually monitors current and projected capital adequacy positions of both the Company and its subsidiaries. Maintaining adequate capital levels is integral to provide stability to the Company, resources to achieve the Company's growth objectives, and a return to the stockholders in the form of dividends.

         The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weighting, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain Tier 1 and Total capital to risk-weighted assets of 4% and 8%, respectively, and Tier 1 capital to average total assets of 4%. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. As of the periods ended below, the Company meets all capital adequacy requirements imposed by its regulators.

         The Tier 1 and Total capital ratios increased substantially from their December 31, 1997 totals. At March 31, 1998, Tier 1 and Total capital to risk weighted assets were 8.15% and 13.06%, respectively, compared to 7.72% and 12.07%, respectively, at year end 1997. These increases were due mainly to a $233.4 million issuance of common stock and a $200 million issuance of allowable long-term debt during the quarter.


CAPITAL RATIOS                                                          TABLE 9
(Dollars in millions)

                                              1998                                   1997
                                         ------------    ------------------------------------------------------------
                                             Mar 31         Dec 31          Sept 30         Jun 30         Mar 31
                                         ------------    ------------    ------------    ------------    ------------
Tier 1 capital:
   Stockholders' equity                  $    2,485.8    $    2,194.6    $    2,015.1    $    1,951.7    $    1,870.5
   Intangible assets other than
        servicing rights                       (278.9)         (220.3)         (225.1)         (228.6)         (187.4)
   Unrealized (gain)/loss on
        available-for-sale securities            (9.3)          (11.2)          (18.3)          (10.9)           17.2
                                         ------------    ------------    ------------    ------------    ------------
        Total Tier 1 capital                  2,197.6         1,963.1         1,771.7         1,712.2         1,700.3
                                         ------------    ------------    ------------    ------------    ------------
Tier 2 capital:
   Allowable reserve for loan losses            336.0           315.5           300.4           288.1           277.5
   Allowable long-term debt                     990.0           790.0           665.0           665.0           680.0
                                         ------------    ------------    ------------    ------------    ------------
        Total Tier 2 capital                  1,326.0         1,105.5           965.4           953.1           957.5
                                         ------------    ------------    ------------    ------------    ------------
        Total  risk-based capital        $    3,523.6    $    3,068.6    $    2,737.1    $    2,665.3    $    2,657.8
                                         ============    ============    ============    ============    ============

Risk-weighted assets                     $   26,978.3    $   25,418.0    $   24,026.6    $   23,039.8    $   22,195.0
Risk-based ratios:
   Tier 1 capital                                8.15%           7.72%           7.37%           7.43%           7.66%
   Total capital                                13.06           12.07           11.39           11.57           11.96
Tier 1 leverage ratio                            7.01            6.61            6.14            6.08            6.47

COMMITMENTS.

         The Company's subsidiary bank had standby letters of credit outstanding of approximately $597.4 million at March 31, 1998 and $621.6 million at December 31, 1997.

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $7,642.2 million at March 31, 1998 and $7,107.6 million at December 31, 1997. Policies as to collateral and assumption of credit risk for off-balance sheet commitments are essentially the same as those for extension of credit to its customers.

         Presently the Company has no commitments for significant capital expenditures.

         The Company's subsidiaries regularly originate and sell loans, consisting primarily of mortgage loans sold to third party investors, which contain various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions have been insignificant. The total amount of loans outstanding subject to recourse was $1,114.9 million at March 31, 1998 and $1,138.4 million at December 31, 1997. Under terms of the recourse agreements, the Company would be required to repurchase certain loans if they become non-performing. All such loans sold had a loan-to-collateral ratio of 80% or less, or mortgage insurance to cover losses up to 80% of the collateral value, at the times the various loans were originated. The underlying collateral to these mortgages are generally 1-4 family residential properties. Potential losses under these recourse agreements are affected by the collateral value of the particular loans involved. Estimates of losses are recognized when the mortgages are sold and are adjusted subsequently when estimated losses change.

INTEREST RATE RISK MANAGEMENT.

         The Company's primary market risk is its exposure to interest rate changes. This risk has not changed materially since December 31, 1997. Interest rate risk management strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. It is through these strategies that the Company seeks to manage the maturity and repricing characteristics of its balance sheet.

         The modeling techniques used by SouthTrust simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.

         The Company uses derivatives in the form of interest rate swap contracts ("Swaps") to manage interest rate risk arising from certain of the Company's fixed-rate funding sources, such as long-term debt and certain deposit liabilities. Swaps employed by the Company must be effective at reducing the risk associated with the exposure being hedged. All Swaps represent end-user activities that are designed and designated at their inception as hedges, and therefore, changes in fair values of such derivatives are not included in the results of operations. Interest receivable or payable from such contracts is accrued and recognized as an adjustment to the interest expense related to the specific liability being hedged. Upon settlement or termination, the cumulative change in the market value of such derivatives is recorded as an adjustment to the carrying value of the underlying liability and is recognized in net interest income over the expected remaining life of the related liability. In instances where the underlying instrument is sold or otherwise settled, the cumulative change in the value of the associated derivative is recognized immediately in the component of earnings relating to the underlying instrument.

INTEREST RATE SWAPS                                                   TABLE 10
March 31, 1998
(Dollars in millions)

                                                     Average
                                                   Maturity In   Average Rate    Average Rate
                    Notional Value    Fair Value     Months          Paid          Received
                    --------------   -----------   ------------  ------------    ------------
Gain position             $  820.0       $  45.0           91.5         5.80%           6.95%

Loss position                125.0          (1.3)          40.4         5.67            5.85
                          --------       -------
   Total                  $  945.0       $  43.7           84.8         5.79%           6.80%
                          ========       =======

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

RECENT DEVELOPMENTS.

         On December 18, 1997 the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 registering up to $600,000,000 of Debt securities, Preferred Stock, and/or Common Stock. The Company's previous registration statement, which provided for the issuance of up to $300,000,000 of Debt securities, Preferred Stock and/or Common Stock, was replaced with the December 18, 1997 Form S-3.

         Pursuant to the provisions of the December 18, 1997 Form S-3, on January 22, 1998, the Company issued 6,547,500 shares, as effected for the three for two stock split of February 26, 1998, of common stock at $36.50 per share, less an underwriting discount of $0.82 per share. The Company intends to use the net proceeds from the sale primarily for general corporate and working capital purposes, including funding investments in, or extensions of credit to, its banking and non-banking subsidiaries. Also, depending on market conditions, the type of acquisition opportunities presented to the Company and other factors, some portion of the net proceeds may be used to fund the acquisition of other financial institutions.

         The Company completed the acquisition of First of America Bank-Florida, FSB during the first quarter of 1998 for a purchase price of $160 million in cash. This acquisition added approximately $1.1 billion of assets, $0.7 billion of loans, and $0.8 billion of deposits. In addition, the Company has entered into three definitive agreements with other financial institutions.

         The first is an agreement to assume deposits and acquire certain assets of Home Savings of America, FSB, a subsidiary of H.F. Ahmanson & Company, for a premium of approximately $300 million payable in cash. The Company will assume approximately $3.4 billion in deposits and will acquire cash of approximately $3.3 billion, certain banking premises and a limited amount of loans associated with the deposits. This acquisition is expected to close in the third quarter of 1998.

         The other two agreements are with American National Bank (American ) in Jacksonville and Marine Bank in St. Petersburg. Both of these purchases will be effected through the issuance of SouthTrust Corporation common stock and are expected to add assets of approximately $543.3 million and $59.0 million, respectively. American is expected to close by mid-year 1998, while Marine Bank should close in the third quarter of this year.

                            PART II-OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

*  3(a)-    Composite restated certificate of incorporation which was filed as Exhibit 3 to the registration statement on Form S-3 of SouthTrust
            Corporation (Registration No. 333-34947)

*  3(b)     Composite Restated Bylaws of SouthTrust Corporation which was filed as Exhibit 4(e) to the Registration Statement on Form S-4 of SouthTrust Corporation (Registration No. 33-61557).

*  4(a)-    Articles FOURTH, SIXTH, SEVENTH, ELEVENTH of the Restated
            Certificate of Incorporation of SouthTrust Corporation (included in
            Registration Statement No. 333-34947 incorporated at Exhibit 3)

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


*  4(f)(i)- Form of Senior Indenture which was filed as Exhibit 4(b)(i) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-44857).

*   4(f)(ii)- Form of Subordinated Indenture which was filed as Exhibit
              4(b)(ii) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-52717).

    11-       Statement of Computation of Earnings Per Share.

    27-       Financial Data Schedule (for SEC use only)

    *         Incorporated herein by reference

(b) Reports on Form 8-K

    During the three months ended March 31, 1998, and through the date of this report the Company filed a Form 8-K current report dated January 12, 1998 with the Securities and Exchange Commission.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SOUTHTRUST CORPORATION


Date: May 15, 1998                           /s/ Wallace D. Malone, Jr.
     ------------------                      -----------------------------
                                             Wallace D. Malone, Jr.
                                             Chairman and Chief
                                             Executive Officer



Date: May 15, 1998                           /s/ Aubrey D. Barnard
     ------------------                      -----------------------------
                                             Aubrey D. Barnard
                                             Secretary, Treasurer and
                                             Controller