Form 10-Q
period 1998-06-30
SOUTHTRUST CORP
filed 1998-08-14
CIK 92081

===============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

At June 30, 1998, 164,675,600 shares of the Registrant's Common Stock, $2.50 par value were outstanding.


===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement Description                                                      Page No.
-----------------------------------------------------------------------------------
Consolidated Condensed Statements of Condition
       June 30, 1998, June 30, 1997, and December 31, 1997                      3

Consolidated Condensed Statements of Income
       Three months ended June 30, 1998 and 1997                                4
       Six months ended June 30, 1998 and 1997

Consolidated Condensed Statements of Stockholders' Equity
       Six months ended June 30, 1998 and 1997                                  5

Consolidated Condensed Statements of Cash Flows
       Six months ended June 30, 1998 and 1997                                  6


         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the six month periods ended June 30, 1998 and 1997. Results of operations for the interim 1998 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Management's Discussion and Analysis of the registrant is included on Pages 11-29.

                             SOUTHTRUST CORPORATION
                 Consolidated Condensed Statements of Condition
                                   (Unaudited)

                                                                             June 30           June 30         December 31
                                                                          -------------     -------------     -------------
(Dollars in thousands)                                                         1998              1997              1997
                                                                          -------------     -------------     -------------
ASSETS
  Cash and due from banks                                                 $   1,145,076     $     851,012     $     877,885
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                                    14,250           141,875            49,175
    Interest-bearing deposits in other banks                                        444            19,301               228
    Trading securities                                                           72,711            29,808            58,750
    Loans held for sale                                                         656,497           289,396           403,837
                                                                          -------------     -------------     -------------
         Total short-term investments                                           743,902           480,380           511,990
  Available-for-sale securities                                               3,398,773         3,535,348         2,917,080
  Held-to-maturity securities (1)                                             3,025,988         2,205,140         2,557,251
  Loans                                                                      24,825,063        21,253,182        22,633,861
  Less:
    Unearned income                                                             170,947           147,309           159,076
    Allowance for loan losses                                                   354,076           297,696           315,471
                                                                          -------------     -------------     -------------
         Net loans                                                           24,300,040        20,808,177        22,159,314
  Premises and equipment, net                                                   660,245           560,852           598,294
  Due from customers on acceptances                                              11,125            20,847             8,561
  Other assets                                                                1,382,788           731,190         1,276,070
                                                                          -------------     -------------     -------------
         Total assets                                                     $  34,667,937     $  29,192,946     $  30,906,445
                                                                          =============     =============     =============

LIABILITIES
  Deposits:
    Interest-bearing                                                      $  18,649,227     $  16,571,692     $  17,297,931
    Other                                                                     2,501,619         2,107,716         2,288,653
                                                                          -------------     -------------     -------------
         Total deposits                                                      21,150,846        18,679,408        19,586,584
  Federal funds purchased and securities sold
    under agreements to repurchase                                            5,299,166         4,234,881         3,588,599
  Other short-term borrowings                                                 1,176,999         1,091,100         1,161,779
  Bankers' acceptances outstanding                                               11,125            20,847             8,561
  Federal Home Loan Bank advances                                             2,742,347         1,832,363         2,782,355
  Long-term debt                                                              1,205,366           982,358         1,106,443
  Other liabilities                                                             505,298           400,230           477,483
                                                                          -------------     -------------     -------------
         Total liabilities                                                   32,091,147        27,241,187        28,711,804
STOCKHOLDERS' EQUITY
  Preferred Stock, par value $1.00 a share,
    5,000,000 shares authorized; issued and outstanding - none                        0                 0                 0
  Common Stock, par value $2.50 a share,
    500,000,000 shares authorized at June 30, 1998, 300,000,000 shares
    authorized at June 30, 1997 and December 31, 1997 (2)                       414,225           376,387           386,626
    Capital surplus                                                             714,493           364,235           486,166
    Retained earnings                                                         1,453,195         1,211,022         1,321,586
    Accumulated other non-owner changes in equity                                 6,902            10,952            11,176
    Treasury stock at cost (3)                                                  (12,025)          (10,837)          (10,913)
                                                                          -------------     -------------     -------------
         Total stockholders' equity                                           2,576,790         1,951,759         2,194,641
                                                                          -------------     -------------     -------------
         Total liabilities and stockholders' equity                       $  34,667,937     $  29,192,946     $  30,906,445
                                                                          =============     =============     =============

(1) Held-to-maturity securities-fair value                                $   3,056,936     $   2,225,034     $   2,593,259
(2) Common shares outstanding                                               165,689,840       150,554,706       154,650,747
(3) Treasury shares of common stock                                           1,014,240           984,753           986,940

                             SOUTHTRUST CORPORATION
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                              Three Months Ended              Six Months Ended
                                                                    June 30                       June 30
                                                           -------------------------     -------------------------
(In thousands, except per share data)                         1998           1997           1998           1997
                                                           ----------     ----------     ----------     ----------
Interest income
  Interest and fees on loans                               $  516,789     $  454,568     $1,009,504     $  878,238
  Interest on available-for-sale securities                    54,668         57,345        103,077        105,389
  Interest on held-to-maturity securities:
    Taxable                                                    48,573         36,552         91,878         67,429
    Non-taxable                                                 2,611          3,319          5,347          6,785
                                                           ----------     ----------     ----------     ----------
      Total interest on held-to-maturity securities            51,184         39,871         97,225         74,214
  Interest on short-term investments                           13,303          6,402         23,600         10,995
                                                           ----------     ----------     ----------     ----------
      Total interest income                                   635,944        558,186      1,233,406      1,068,836
                                                           ----------     ----------     ----------     ----------
Interest expense
  Interest on deposits                                        208,228        181,386        412,439        352,427
  Interest on short-term borrowings                            82,022         76,325        145,129        135,378
  Interest on Federal Home Loan Bank advances                  36,537         23,482         73,180         44,996
  Interest on long-term debt                                   19,087         14,968         39,238         29,454
                                                           ----------     ----------     ----------     ----------
      Total interest expense                                  345,874        296,161        669,986        562,255
                                                           ----------     ----------     ----------     ----------
      Net interest income                                     290,070        262,025        563,420        506,581
Provision for loan losses                                      25,481         26,502         43,336         48,877
                                                           ----------     ----------     ----------     ----------
        Net interest income after
          provision for loan losses                           264,589        235,523        520,084        457,704

Non-interest income
  Service charges on deposit accounts                          39,723         30,930         76,245         61,634
  Mortgage banking operations                                  11,012          6,639         19,936         12,861
  Bank card fees                                                6,760          5,958         12,976         11,607
  Trust fees                                                    6,910          5,912         13,765         11,733
  Other fees                                                   13,156          9,807         25,395         20,121
  Securities gains, net                                         1,058            304          3,210            398
  Other                                                        14,526          4,496         29,736          7,670
                                                           ----------     ----------     ----------     ----------
      Total non-interest income                                93,145         64,046        181,263        126,024
                                                           ----------     ----------     ----------     ----------

Non-interest expense
  Salaries and employee benefits                              121,466         97,887        238,089        192,863
  Net occupancy                                                17,894         14,217         33,703         28,378
  Equipment                                                    14,761         10,731         28,313         21,193
  Professional services                                        15,024         11,619         27,857         23,382
  Communications                                               11,548          8,731         22,413         17,287
  Business development                                          9,038          7,221         17,130         14,099
  Supplies                                                      7,572          5,780         14,714         10,788
  Other                                                        25,610         25,972         53,200         48,209
                                                           ----------     ----------     ----------     ----------
      Total non-interest expense                              222,913        182,158        435,419        356,199
                                                           ----------     ----------     ----------     ----------
       Income before income taxes                             134,821        117,411        265,928        227,529
Income tax expense                                             45,329         42,044         89,984         81,262
                                                           ----------     ----------     ----------     ----------
       Net income                                          $   89,492     $   75,367     $  175,944     $  146,267
                                                           ==========     ==========     ==========     ==========

Average shares outstanding - basic (in thousands)             161,180        149,496        159,785        148,008
Average shares outstanding - diluted (in thousands)           162,712        150,642        161,363        149,190
Net income per share - basic                               $     0.56     $     0.50     $     1.10     $     0.98
Net income per share - diluted                                   0.55           0.50           1.09           0.98
Dividends declared per share                                   0.1900         0.1667         0.3800         0.3333

                             SOUTHTRUST CORPORATION
            Consolidated Condensed Statements of Stockholders' Equity
                                   (Unaudited)

                                                                                    Accumulated
                                                                                    Other Non-                            Non-Owner
                                                  Common    Capital      Retained  Owner Changes  Treasury                 Changes
(Dollars in thousands)                            Stock     Surplus      Earnings    In Equity     Stock        Total     In Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                       $362,936   $289,664   $ 1,100,170   $(7,520)   $(10,358)    $1,734,892
Net Income                                              0          0       146,267         0           0        146,267     $146,267
Unrealized gain on available-for-sale
  securities, net of tax of $(2,036)*                   0          0             0    18,472           0         18,472       18,472
                                                                                                                           ---------
Comprehensive Income                                                                                                        $164,739
                                                                                                                           =========
Dividends Declared ($.3333 per share)                   0          0       (49,704)        0           0        (49,704)
Issuance of 201,327 shares of Common Stock
  for stock options exercised                         503      1,294             0         0           0          1,797
Issuance of 124,905 shares of Common Stock for
  dividend reinvestment and stock purchase plan       312      2,722             0         0           0          3,034
Issuance of 27,759 shares of Common Stock
  under employee discounted stock purchase plan        70        489             0         0           0            559
Issuance of 1,905,047 shares of Common Stock
  for acquisitions accounted for as poolings-
  of-interests                                      4,763      4,452        14,289         0           0         23,504
Issuance of 86,480 shares of Common Stock
  under long-term incentive plan                      216      1,199             0         0           0          1,415
Issuance of 3,034,518 shares of Common Stock
  in secondary offering                             7,587     64,415             0         0           0         72,002
Purchase of 18,291 shares of treasury stock             0          0             0         0        (479)          (479)
-----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                         $376,387   $364,235    $1,211,022   $10,952    $(10,837)    $1,951,759
=======================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1998                       $386,626   $486,166    $1,321,586   $11,176    $(10,913)    $2,194,641
Net Income                                              0          0       175,944         0           0        175,944     $175,944
Unrealized loss on available-for-sale
  securities, net of tax of $2,664*                     0          0             0    (4,274)          0         (4,274)     (4,274)
                                                                                                                           ---------
Comprehensive Income                                                                                                        $171,670
                                                                                                                           =========
Dividends Declared ($.3800 per share)                   0          0       (61,434)        0           0        (61,434)
Issuance of 394,445 shares of Common Stock
  for stock options exercised                         986      3,749             0         0           0          4,735
Issuance of 78,233 shares of Common Stock
  for dividend reinvestment and stock
  purchase plan                                       196      3,077             0         0           0          3,273
Issuance of 25,787 shares of Common Stock
  under employee discounted stock
  purchase plan                                        65        713             0         0           0            778
Issuance of 6,547,500 shares of Common Stock
  in secondary offering                            16,369    216,804             0         0           0        233,173
Issuance of 3,930,282 shares of Common Stock
  for acquisitions accounted for as poolings-
  of-interests                                      9,826      2,413        17,099         0           0         29,338
Issuance of 62,846 shares of Common Stock
  under long-term incentive plan                      157      1,571             0         0           0          1,728
Purchase of 27,300 shares of treasury stock             0          0             0         0      (1,112)        (1,112)
-----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                         $414,225   $714,493    $1,453,195   $ 6,902    $(12,025)    $2,576,790
=======================================================================================================================

*See disclosure of reclassification amount in Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                    Six Months Ended
                                                                         June 30
                                                              -----------------------------
(In thousands)                                                    1998             1997
                                                              ------------     ------------
OPERATING ACTIVITIES
  Net income                                                  $    175,944     $    146,267
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
    Loan losses                                                     43,336           48,877
    Depreciation of premises and equipment                          23,793           18,162
    Amortization of intangibles                                     17,852           13,153
    Amortization of security premium                                   899              306
    Accretion of security discount                                  (2,622)          (1,453)
    Deferred income tax                                                749              640
   Net gain on trading securities                                   (7,912)          (4,733)
   Net gain on loans held for sale                                 (11,785)          (3,645)
   Net securities gains                                             (3,209)            (398)
   Origination and purchase of loans held for sale              (1,735,998)      (1,284,766)
   Proceeds of loans held for sale                               1,495,123        1,190,323
   Net increase in trading securities                               (6,050)          (7,225)
   Net decrease in other assets                                     17,634           42,902
   Net increase in other liabilities                                13,766           15,888
                                                              ------------     ------------
     Net cash provided by operating activities                      21,520          174,298

INVESTING ACTIVITIES
  Proceeds from maturities of:
    Held-to-maturity securities                                  1,012,852          410,309
    Available-for-sale securities                                  510,217           92,331
  Proceeds from sales of:
    Held-to-maturity securities                                          0                0
    Available-for-sale securities                                  128,341          107,420
  Purchases of:
    Held-to-maturity securities                                 (1,226,777)        (643,417)
    Available-for-sale securities                               (1,000,279)        (856,717)
    Premises and equipment                                         (53,323)         (55,681)
  Net (increase) decrease in:
    Short-term investments                                          54,709         (125,615)
    Loans                                                       (1,149,984)      (1,533,962)
  Purchase of subsidiaries, net of cash acquired                  (181,652)         820,019
                                                              ------------     ------------
    Net cash used in investing activities                       (1,905,896)      (1,785,313)

FINANCING ACTIVITIES
  Proceeds from issuance of:
    Common Stock                                                   243,686           78,866
    Federal Home Loan Bank advances                                200,000        1,706,750
    Long-term debt                                                 200,000                0
  Payments for:
    Repurchase of Common Stock                                      (1,112)            (479)
    Federal Home Loan Bank advances                               (240,007)      (1,619,545)
    Long-term debt                                                (101,077)            (886)
    Cash dividends                                                 (56,091)         (31,733)
  Net increase in:
    Deposits                                                       281,233          171,498
    Short-term borrowings                                        1,624,935        1,254,422
                                                              ------------     ------------
    Net cash provided by financing activities                    2,151,567        1,558,893
                                                              ------------     ------------
  INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS                   267,191          (52,122)
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                     877,885          903,134
                                                              ------------     ------------
  CASH AND DUE FROM BANKS AT END OF PERIOD                    $  1,145,076     $    851,012
                                                              ============     ============
  Supplemental disclosures of cash flow information:
    Cash paid during period for:
      Interest                                                $    646,245     $    575,438
      Income taxes                                                  88,180           70,527
    Noncash transactions:
      Assets acquired in business combinations                   1,580,974        1,230,314
      Liabilities acquired in business combinations              1,395,152        1,206,789
      Loans transferred to other real estate                        18,655           18,135
      Loans securitized into mortgage-backed securities            887,592          278,296

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -- Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share

     In February 1997 the Financial Accounting Standards Board (FASB) issued SFAS No.128, Earnings per Share. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and accordingly, the Company adopted its provisions for the period ended December 31, 1997. All prior-period earnings per share (EPS) data as shown on the consolidated condensed statements of income contained herein and in the following Management's Discussion and Analysis have been restated to give effect for this Statement.

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

SFAS No. 130, Reporting Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It requires that all items that are to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of this Statement on January 1, 1998.

     In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

The disclosure of the reclassification amount is as follows:

                                                                Six Months Ended June 30
                                                                      1998           1997
                                                                ----------     ----------
Unrealized holding gains/(losses)
arising during the period                                       $   (1,064)    $   18,870

Less: Reclassification adjustment for
gains included in net income                                        (3,210)          (398)
                                                                ----------     ----------

Net unrealized gain/ (loss) on securities                       $   (4,274)    $   18,472
                                                                ==========     ==========


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

SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits

     In February 1998, the FASB issued SFAS No.132, Employers' Disclosures about Pension and Other Postretirement Benefits, an amendment of SFAS No. 87, 88, and
106. This Statement revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when Statements 87, 88, and 106 were issued. This Statement is effective for fiscal years beginning after December 15, 1997. Based on the Company's current operating activities, management does not believe that adoption of this Statement will have a material impact on the presentation of the Company's financial position or results of operations.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective as of the beginning of fiscal years ending after June 15, 1999.

Note B- Stock Split

     On January 27, 1998, the Company's Board of Directors announced a three for two stock split effected in the form of a stock dividend payable to shareholders of record on February 13, 1998. The additional shares were distributed on February 26, 1998. All shares and per share information in this report have been restated to give retroactive effect to this split.

Note C- Capital Securities

     On December 18, 1997, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 registering up to $600,000,000 of Debt securities, Preferred Stock, and/or Common Stock. The Company's previous registration statement, which provided for the issuance of up to $300,000,000 of Debt securities, Preferred Stock and/or Common Stock, was replaced with the December 18, 1997 Form S-3.

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

Note D- Merger-Related Activity

     The Company completed the acquisition of First of America Bank-Florida, FSB during the first quarter of 1998 for a purchase price of $160 million in cash. In the second quarter of 1998, the Company acquired American National Bank of Florida for 3,930,282 shares of SouthTrust Corporation common stock with a total market value at the time of issuance of $160 million. These acquisitions added approximately $1.6 billion of assets, $1.1 billion of loans, and $1.3 billion of deposits.

     On July 17, 1998, the Company assumed deposits and acquired certain assets of Home Savings of America, FSB, a subsidiary of H.F. Ahmanson & Company, for a premium of approximately $300 million in cash. The Company assumed $3.2 billion in deposits and acquired cash of $2.9 billion, certain banking premises and a limited amount of loans associated with the deposits.

     On July 31, 1998 the Company acquired Partners' Mortgage Services, LTD for a premium of $3.3 million in cash.

     On August 7, 1998, the Company completed the acquisition of Marine Bank for 477,200 shares of SouthTrust Corporation Common Stock with a total market value at the time of issuance of approximately $19 million. This acquisition added approximately $59 million of assets, $34 million of loans and $46 million of deposits.

     In addition, the Company has entered into three definitive agreements with other financial institutions. They are with Georgia National Bank in Athens, GA; First American Bank in Vero Beach, FL; and Security Bank Texas in Arlington, TX. All of these transactions will be effected through the issuance of SouthTrust Corporation common stock. They are expected to add assets of approximately $90 million, $44 million, and $83 million, respectively, and should close by the end of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS

     SouthTrust Corporation is a registered bank holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, engaging in a full range of banking services from over 585 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. As of June 30, 1998, the Company had consolidated total assets of $34.7 billion, which ranked it as the largest bank holding company headquartered in Alabama, and one of the twenty-six largest bank holding companies in the United States.

     Commercial banking is SouthTrust's predominant business and SouthTrust Bank, N.A., its subsidiary bank, contributes substantially all of the Company's total operating revenues and total consolidated assets.

     SouthTrust Bank, N.A. offers a broad range of banking services, either directly or through other affiliated bank related subsidiaries. Services to business customers include providing checking and time deposit accounts, cash management services, various types of lending and credit services, and corporate and other trust services. Services provided to individual customers directly or through other affiliated corporations include checking accounts, money market investment and money market checking accounts, personal money management accounts, passbook savings accounts and various other time deposit savings programs, loans (including business, personal, automobile, mortgage, home improvement and educational loans), brokerage services, investment services and a variety of trust services. SouthTrust Bank, N.A. also offers Visa and/or MasterCard multi-purpose nationally recognized credit card services.

SELECTED QUARTERLY FINANCIAL DATA                                        TABLE 1
(Dollars in millions except per share data)

                                                                            Quarters Ended
                                            --------------------------------------------------------------------------------
                                                       1998                                      1997
                                            ---------------------------       ----------------------------------------------
                                              Jun 30           Mar 31           Dec 31           Sept 30            Jun 30
                                            ----------       ----------       ----------        ----------        ----------
EARNINGS SUMMARY:
  Interest income                           $    635.9       $    597.5       $    589.2        $    574.2        $    558.2
  Interest expense                               345.8            324.1            315.4             308.4             296.2
                                            ----------       ----------       ----------        ----------        ----------
  Gross interest margin                          290.1            273.4            273.8             265.8             262.0
  Provision for loan losses                       25.5             17.9             21.7              20.0              26.5
                                            ----------       ----------       ----------        ----------        ----------
  Net interest margin                            264.6            255.5            252.1             245.8             235.5
  Non-interest income (excluding
    securities transactions)                      92.1             85.9             74.3              68.7              63.8
  Securities transactions                          1.0              2.2              0.3               1.1               0.3
  Non-interest expense                           222.9            212.5            199.0             193.0             182.2
                                            ----------       ----------       ----------        ----------        ----------
  Income before income taxes                     134.8            131.1            127.7             122.6             117.4
  Income taxes                                    45.3             44.6             45.7              44.1              42.0
                                            ----------       ----------       ----------        ----------        ----------
  Net income                                $     89.5       $     86.5       $     82.0        $     78.5        $     75.4
                                            ==========       ==========       ==========        ==========        ==========

PER COMMON SHARE:
  Net income - basic                        $     0.56       $     0.55       $     0.54        $     0.53        $     0.50
  Net income- diluted                             0.55             0.54             0.53              0.52              0.50
  Cash dividends declared                         0.19             0.19           0.1667            0.1667            0.1667
  Book value                                     15.65            15.49            14.28             13.46             13.05
  Market value-high                             45.000           45.125           42.833            34.458            28.250
  Market value-low                              39.250           35.750           30.667            25.750            23.583

ENDING BALANCES:
  Assets                                    $ 34,667.9       $ 32,697.6       $ 30,906.4        $ 29,764.2        $ 29,192.9
  Loans, net of unearned income               24,654.1         23,548.9         22,474.8          21,667.8          21,105.9
  Deposits                                    21,150.8         20,532.9         19,586.6          19,010.9          18,679.4
  Federal Home Loan Bank advances              2,742.3          2,777.4          2,782.4           2,532.4           1,832.4
  Long-term debt                               1,205.4          1,205.9          1,106.4             981.9             982.3
  Stockholders' equity                         2,576.8          2,485.8          2,194.6           2,015.1           1,951.7
  Common shares - basic (in thousands)         164,676          160,438          153,664           149,690           149,570

AVERAGE BALANCES:
  Assets                                    $ 33,493.3       $ 31,618.9       $ 29,927.9        $ 29,087.7        $ 28,385.6
  Earning assets                              31,053.7         29,230.3         28,115.2          27,408.7          26,712.1
  Loans, net of unearned income               23,972.0         23,075.8         21,927.0          21,333.6          20,728.0
  Deposits                                    20,532.2         19,991.9         19,025.5          18,636.1          17,825.7
  Stockholders' equity                         2,507.7          2,382.1          2,137.3           1,975.7           1,887.6
  Common shares - basic (in thousands)         161,180          158,374          152,982           149,663           149,496
  Common shares - diluted (in thousands)       162,712          159,998          154,541           151,038           150,642

SELECTED RATIOS:
  Return on average total assets                  1.07%            1.11%            1.09%             1.07%             1.06%
  Return on average stockholders' equity         14.31            14.72            15.21             15.76             16.01
  Net interest margin (FTE)                       3.78             3.82             3.90              3.89              3.97
  Efficiency ratio                               57.99            58.79            56.78             57.26             55.49

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND
AVERAGE YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on taxable equivalent basis)

                                                                         Quarters Ended
                                               -------------------------------------------------------------------
                                                         June 30, 1998                      March 31, 1998
                                               -------------------------------     -------------------------------
                                                Average                 Yield/      Average                 Yield/
                                                Balance     Interest     Rate       Balance     Interest     Rate
                                               -------------------------------     -------------------------------
ASSETS
Loans, net of unearned
  income                                       $23,972.0    $  517.4      8.66%    $23,075.8    $  493.3      8.67%
Available-for-sale securities                    3,411.8        54.9      6.49       3,054.8        48.6      6.41
Held-to-maturity securities:
  Taxable                                        2,780.5        48.6      7.01       2,393.7        43.3      7.34
  Non-taxable                                      153.4         3.9     10.36         157.9         4.1     10.64
Short-term investments                             736.0        13.3      7.25         548.1        10.3      7.62
                                               -------------------------------     -------------------------------
    Total interest-earning assets               31,053.7    $  638.1      8.25      29,230.3    $  599.6      8.31
Allowance for loan losses                         (342.8)                             (327.7)
Other assets                                     2,782.4                             2,716.3
                                               -------------------------------     -------------------------------
    Total assets                               $33,493.3                           $31,618.9
                                               ===============================     ===============================

LIABILITIES
Interest-bearing deposits                      $18,296.5    $  208.2      4.56%    $17,882.1    $  204.2      4.63%
Short-term borrowings                            5,950.6        82.0      5.53       4,683.7        63.1      5.46
Federal Home Loan Bank advances                  2,759.7        36.5      5.31       2,780.7        36.6      5.34
Long-term debt                                   1,205.7        19.1      6.35       1,259.5        20.2      6.49
                                               -------------------------------     -------------------------------
    Total interest-bearing liabilities          28,212.5       345.8      4.92      26,606.0       324.1      4.94
Demand deposits non-interest bearing             2,235.7                             2,109.8
Other liabilities                                  537.4                               521.0
Total liabilities                               30,985.6                            29,236.8
STOCKHOLDERS' EQUITY                             2,507.7                             2,382.1
                                               -------------------------------     -------------------------------
  Total liabilities and stockholders' equity   $33,493.3                           $31,618.9
                                               ===============================     ===============================
Net interest income                                         $  292.3                            $  275.5
                                               ===============================     ===============================
Net interest margin                                                       3.78%                               3.82%
                                               ===============================     ===============================
Net interest spread                                                       3.33%                               3.37%
                                               ===============================     ===============================

(1) Yields were calculated using the average amortized cost of the underlying assets.
(2) All yields and rates are presented on an annualized basis.

                                                                         TABLE 2

                                               Quarters Ended
------------------------------------------------------------------------------------------------------------
         December 31, 1997                   September 30, 1997                       June 30, 1997
--------------------------------     ---------------------------------     ---------------------------------
 Average                  Yield/      Average                   Yield/      Average                   Yield/
 Balance     Interest      Rate       Balance      Interest      Rate       Balance      Interest      Rate
--------------------------------     ---------------------------------     ---------------------------------


$21,927.0    $  482.9       8.74%    $21,333.6     $  471.1       8.76%    $20,728.0     $  455.2       8.81%
  3,242.0        53.6       6.60       3,432.2         56.5       6.55       3,425.1         57.4       6.69

  2,294.8        40.1       6.93       2,039.7         36.5       7.09       2,043.5         36.6       7.17
    172.7         4.5      10.29         186.8          5.2      11.05         196.3          5.1      10.47
    478.7        10.4       8.65         416.4          7.5       7.13         319.2          6.4       8.04
--------------------------------     ---------------------------------     ---------------------------------
 28,115.2    $  591.5       8.35      27,408.7     $  576.8       8.35      26,712.1     $  560.7       8.41
   (315.9)                              (307.4)                               (292.2)
  2,128.6                              1,986.4                               1,965.7
--------------------------------     ---------------------------------     ---------------------------------
$29,927.9                            $29,087.7                             $28,385.6
================================     =================================     =================================
$16,945.5    $  198.1       4.64%    $16,662.9     $  194.6       4.63%    $15,832.9     $  181.4       4.60%
  4,557.8        63.8       5.55       4,817.6         67.7       5.57       5,518.4         76.3       5.55
  2,745.9        37.2       5.37       2,243.4         30.5       5.38       1,741.5         23.5       5.41
  1,003.6        16.3       6.44         981.6         15.7       6.36         978.7         14.9       6.13
--------------------------------     ---------------------------------     ---------------------------------
 25,252.8       315.4       4.95      24,705.5        308.5       4.95      24,071.5        296.1       4.93
  2,080.0                              1,973.2                               1,992.8
    457.8                                433.3                                 433.7
 27,790.6                             27,112.0                              26,498.0
  2,137.3                              1,975.7                               1,887.6
--------------------------------     ---------------------------------     ---------------------------------
$29,927.9                            $29,087.7                             $28,385.6
================================     =================================     =================================
             $  276.1                              $  268.3                              $  264.6
================================     =================================     =================================
                            3.90%                                 3.89%                                 3.97%
================================     =================================     =================================
                            3.40%                                 3.40%                                 3.48%
================================     =================================     =================================

NET INTEREST INCOME / MARGIN.

     The Company's net interest margin decreased 19 basis points from the second quarter of 1997 to 3.78% for the 1998 second quarter period. This decrease is reflective of the increase in the ratio of interest-bearing funds to earning assets, which was 91% at June 30, 1998, up from the June 30, 1997 ratio of 90%.

     In addition, the 1998 second quarter margin decreased due to the effect of the Company's purchase of Bank Owned Life Insurance (BOLI), which is more fully described in the non-interest income discussion in this report. BOLI is a non-interest earning asset and changes in its carrying value flow through non-interest income. The investment in BOLI, totaling $500 million, was made as an alternative to investing in interest-earning assets. The resulting net interest margin effect of the BOLI for the quarter ended June 30, 1998 was a decrease of approximately $6.9 million or 8 basis points.

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

PROVISION FOR LOAN LOSSES.

     The Company's provision for loan losses reflects management's assessment of the ability of the allowance for loan losses to absorb loan losses inherent in the loan portfolio. The provision for loan losses for the second quarter of 1998 was $25.5 million, reflecting a decrease of $1.0 million from the 1997 second quarter level of $26.5 million. For the six months ended June 30, 1998, the provision for loan losses was $43.3 million, a decrease of $5.5 million from same period in 1997. The decrease in the provision reflects the low level of net charge-offs, slower loan growth, and the reduction in the non-performing asset level during the quarter. Net charge-offs for the quarter were $13.7 million, compared to $13.3 million for the second quarter of 1997. On a year-to-date basis, net charge-offs totaled $26.8 million in 1998 compared to $24.9 million in 1997. The ratio of provision to net charge-offs for the second quarter of 1998 was 186.21%. Total net charge-offs of loans on an annualized basis amounted to .23% of average net loans for the 1998 second quarter and six month periods, compared to .26% and .25% for the second quarter and first six months of 1997, respectively. For the year ended December 31, 1997 net charge-offs were $51.8 million or .25% of net loans.

NON-INTEREST INCOME.

     Total non-interest income for the quarter ended June 30, 1998 was $93.1 million, an increase of $29.0 million or 45.4% over the same period in 1997. For the six month period ended June 30, 1998, non-interest income was up $55.2 million or 43.8% from the comparable period in 1997 to $181.3 million. Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the second quarter and first six months of 1998 by 28.4% and 23.7%, respectively from the comparable year-ago periods. This reflects the overall growth in the number of deposit accounts through both internal growth and acquisitions. Mortgage banking operations income, which includes loan origination and servicing fee income, increased $4.4 million or 65.9% from the 1997 second quarter. On a year-to-date basis, the increase was $7.1 million or 55%. Mortgage interest rates have remained favorable and loan production and related income has increased accordingly. Fee income related to Bank Card and Trust operations has also increased, 13.5% and 16.9%, respectively, over the year-ago quarter. For the comparable six month periods, the increases were 11.8% and 17.3%. Both were related to higher volume and various rate increases. Other fee income, which includes investment, international, safe deposit, collection and miscellaneous other fees, rose by $3.4 million or 34.2% compared to the quarter ended June 30, 1997. For the six month period ended June 30, 1998, other fee income increased $5.3 million or 26.2% over the comparable year-ago period.

     Other non-interest income increased during the second quarter and first six months of 1998 due to a $500 million funding in December 1997 of a Bank Owned Life Insurance (BOLI) program which covers the lives of certain of the Company's officers. These officers participate in the plan on a voluntary basis and have no direct vested interest in the policies, either through payments for or receipt of benefits from the plan. The Company is the sole beneficiary of the BOLI and all increases in its cash surrender value and death proceeds are credited to non-interest income. For the quarter ended June 30, 1998, increases in the cash surrender value of the BOLI increased other non-interest income by approximately $7.0 million, bringing the total increase for the six months to $13.8 million.

     For the year ended December 31, 1997, $10.3 million in gains on sales or securitizations of loans were included in non-interest income. Sales of loans during the quarter ended June 30, 1998 resulted in gains of approximately $4.9 million, bringing the total gain for the first six months of 1998 to $11.8 million. There were no other significant non-recurring non-interest income items recorded in 1998 or 1997.

NON-INTEREST INCOME                                                      TABLE 3
(In millions)

                                                    Quarters Ended
                                       ----------------------------------------------
                                             1998                     1997
                                       ----------------    --------------------------
                                       Jun 30    Mar 31    Dec 31   Sept 30    Jun 30
                                       ------    ------    ------   -------    ------
Service charges on deposit accounts    $ 39.7    $ 36.5    $ 35.6    $ 32.7    $ 30.9
Mortgage banking operations              11.0       8.9       7.2       7.1       6.6
Bank card fees                            6.8       6.2       5.8       5.5       6.0
Trust fees                                6.9       6.9       6.6       6.2       5.9
Other fees                               13.2      12.2      11.1      11.3       9.9
Securities gains                          1.0       2.2       0.3       1.1       0.3
Other                                    14.5      15.2       8.1       5.9       4.5
                                       ------    ------    ------    ------    ------
     Total                             $ 93.1    $ 88.1    $ 74.7    $ 69.8    $ 64.1
                                       ======    ======    ======    ======    ======

NON-INTEREST EXPENSE.

     Total non-interest expense increased 22.4% in the second quarter of 1998 as compared to the same period in 1997. On a year-to-date basis, the increase was 22.2% over the comparable 1997 period. This increase is reflective of the overall growth the Company has experienced. Salaries and employee benefits expense is the largest component of non-interest expense, accounting for $121.5 million or 54% of all non-interest expense for the quarter ended June 30, 1998 and $238.1 million or 55% for the first six months of 1998. The June 30, 1998 quarter over June 30, 1997 quarter increase in salary and employee benefits expense was $23.6 million or 24.1%, due mainly to the increase in the number of full time equivalent employees, which increased to approximately 11,800. Occupancy and equipment expenses were also up in the second quarter and first six months of 1998. Both of these items are affected by the number of banking offices which increased by 9.6 % from the June 30, 1997 level to 585 at June 30, 1998.

     The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 57.99% for the three month period ended June 30, 1998, up from the year ago ratio of 55.49%. On a year-to-date basis, the efficiency ratio was 58.38% in 1998, compared to 55.89% in 1997.

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

     The Company is using both internal and external resources to reprogram, or replace, and test software for Year 2000 readiness. The Company has established a Year 2000 program office staffed by five full-time employees which is headed by a member of senior management. SouthTrust also has a related management committee dedicated to Year 2000 issues. The total Year 2000 project cost is estimated to be between $15 million and $20 million, $5.8 million of which has been expensed in the year ended December 31, 1997 and $2.0 million was expensed in the second quarter of 1998, bringing the year-to-date expense to $3.2 million. Critical computerized functions are expected to be Year 2000 ready by December 31, 1998. The Company conducts business with many outside parties that will also be affected by the Year 2000. The impact to SouthTrust of noncompliance by these parties cannot be determined at this time.

     There were no other significant non-recurring non-interest expense items recorded in 1998 or 1997.

NON-INTEREST EXPENSE                                                     TABLE 4
(In millions)

                                                     Quarters Ended
                                       ----------------------------------------------
                                             1998                     1997
                                       ----------------    --------------------------
                                       Jun 30    Mar 31    Dec 31    Sept 30   Jun 30
                                       ------    ------    ------    -------   ------
Salaries and employee benefits         $121.5    $116.6    $106.8    $105.2    $ 97.9
Net occupancy                            17.9      15.8      16.6      15.2      14.2
Equipment                                14.8      13.6      12.7      11.8      10.7
Professional services                    15.0      12.8      13.6      14.4      11.6
Communications                           11.5      10.9      10.1       9.1       8.7
Business development                      9.0       8.1       4.9       7.3       7.2
Supplies                                  7.6       7.1       6.7       5.7       5.8
Other                                    25.6      27.6      27.6      24.3      26.1
                                       ------    ------    ------    ------    ------
     Total                             $222.9    $212.5    $199.0    $193.0    $182.2
                                       ======    ======    ======    ======    ======


INCOME TAX EXPENSE.

     Income tax expense for the second quarter of 1998 was $45.3 million for an effective tax rate of 33.6% compared to $42.0 million or an effective rate of 35.8% in the second quarter of 1997. For the six months ended June 30, 1998, income tax expense was $90.0 million for an effective tax rate of 33.8% compared to tax expense of $81.3 million and an effective tax rate of 35.7% during the first six months of 1997. The statutory federal income tax rate was 35% in 1998 and 1997.

LOANS.

     Loans, net of unearned income at June 30, 1998 were $24,654.1 million, an increase of $2,179.3 million or 9.7% over the December 31, 1997 level. Of the total loan increase, $1,071.7 million was obtained in the acquisition of other financial institutions consummated during the first six months of 1998. Internal growth accounted for the remaining $1,107.6 million of the increase.

     Management has made a strategic decision to reduce the Company's amount of indirect lending and to closely manage the required return expected on various loan product types. This decision contributed to decreased loan growth in the first six months of 1998.

     The Company has participated in loan securitizations, which allow the Company to actively manage its loan portfolio. Specifically, securitizations allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans securitized and sold, consisting mainly of 1-4 family mortgages, amounted to approximately $1,033.8 million and $1,207.8 million during the year ended December 31, 1997 and the six month period ended June 30, 1998, respectively.

LOAN PORTFOLIO                                                           TABLE 5
(In millions)

                                                                   Quarters Ended
                                          -----------------------------------------------------------------
                                                   1998                              1997
                                          -----------------------     -------------------------------------
                                            Jun 30        Mar 31        Dec 31       Sept 30        Jun 30
                                          ---------     ---------     ---------     ---------     ---------
Commercial, financial and agricultural    $ 8,219.4     $ 7,564.2     $ 7,548.4     $ 6,846.0     $ 7,035.9
Real estate construction                    3,150.0       2,966.4       2,937.2       2,539.6       2,349.0
Commercial real estate mortgage             4,173.4       4,005.7       3,543.8       3,516.3       3,397.0
Residential real estate mortgage            5,977.2       5,769.7       5,277.1       5,593.2       5,201.8
Lease financing                               930.1         855.7         869.0         809.9         809.9
Loans to individuals                        2,374.9       2,543.8       2,458.4       2,511.7       2,459.6
                                          ---------     ---------     ---------     ---------     ---------
                                           24,825.0      23,705.5      22,633.9      21,816.7      21,253.2

Unearned income                              (170.9)       (156.6)       (159.1)       (148.9)       (147.3)
                                          ---------     ---------     ---------     ---------     ---------
Loans, net of unearned income              24,654.1      23,548.9      22,474.8      21,667.8      21,105.9

Allowance for loan losses                    (354.1)       (336.0)       (315.5)       (310.7)       (297.7)
                                          ---------     ---------     ---------     ---------     ---------
Net loans                                 $24,300.0     $23,212.9     $22,159.3     $21,357.1     $20,808.2
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

     The allowance for loan losses at June 30, 1998 was $354.1 million or 1.44% of net loans compared to $315.5 million or 1.40% at December 31, 1997. Net charge-offs during the six months ended June 30, 1998 totaled $26.8 million or 0.23% of average net loans on an annualized basis. The provision for loan losses during this same period added $43.4 million to the allowance for loan losses. Also, the allowance for loan losses at acquisition date of acquired financial institutions augmented the allowance by $22.0 million for 1998.

ALLOWANCE FOR LOAN LOSSES                                                TABLE 6
(In  thousands)

                                                                                   Quarters Ended
                                                       ---------------------------------------------------------------------
                                                                 1998                                 1997
                                                       ------------------------      ---------------------------------------
                                                         Jun 30         Mar 31         Dec 31        Sept 30         Jun 30
                                                       ---------      ---------      ---------      ---------      ---------
Balance beginning of quarter                           $ 335,995      $ 315,471      $ 310,725      $ 297,696      $ 284,532
Loans charged-off:
  Commercial, financial and agricultural                   5,948          3,740          7,626          2,844          5,083
  Real estate construction                                     5              0             91            (31)            38
  Commercial real estate mortgage                            152             22             54            460            437
  Residential real estate mortgage                           464            918          1,608          1,113            853
  Lease financing                                            385            379            235             36            511
  Loans to individuals                                    10,754         11,263         10,129          8,891          8,959
                                                       ---------      ---------      ---------      ---------      ---------
        Total charge-offs                                 17,708         16,322         19,743         13,313         15,881
                                                       =========      =========      =========      =========      =========
Recoveries of loans previously charged-off:
  Commercial, financial and agricultural                   1,154          1,133          1,008          1,523          1,003
  Real estate construction                                    34              7              0              0              0
  Commercial real estate mortgage                             (8)            27            152            271             46
  Residential real estate mortgage                           162             78             48             85             57
  Lease financing                                             16              0              7             36              4
  Loans to individuals                                     2,666          2,008          1,537          1,534          1,432
                                                       ---------      ---------      ---------      ---------      ---------
         Total recoveries                                  4,024          3,253          2,752          3,449          2,542
                                                       =========      =========      =========      =========      =========
Net loans charged-off                                     13,684         13,069         16,991          9,864         13,339
Additions to allowance charged to expense                 25,481         17,855         21,734         20,002         26,502
Subsidiaries' allowance at date of purchase                6,284         15,738              3          2,891              1
                                                       ---------      ---------      ---------      ---------      ---------
Balance at end of quarter                              $ 354,076      $ 335,995      $ 315,471      $ 310,725      $ 297,696
                                                       =========      =========      =========      =========      =========
(In  millions)
Loans outstanding at quarter end,
      net of unearned income                           $24,654.1      $23,548.9      $22,474.8      $21,667.8      $21,105.9
Average loans outstanding,
      net of unearned income                           $23,972.0      $23,075.8      $21,927.0      $21,333.6      $20,728.0

Ratios:
  End-of-quarter allowance to net loans outstanding         1.44%          1.43%          1.40%          1.43%          1.41%
  Net loans charged off to net average loans                0.23           0.23           0.31           0.18           0.26
  Provision for loan losses to net charge-offs            186.21         136.62         127.90         202.76         198.68
  Provision for loan losses to net average loans            0.43           0.31           0.39           0.37           0.51

NON-PERFORMING ASSETS.

     Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $172.4 million at June 30, 1998, a decrease of $8.0 million from the December 31, 1997 level. Non-performing assets obtained through acquisitions during the six month period totaled $2.9 million. In the second quarter of 1998, several non-accrual loans became current in their payments and were placed back on accruing status, accounting for the decrease in non-performing assets from their December 31, 1997 level. The ratio of non-performing assets to total loans plus other real estate owned was 0.70 % at June 30, 1998, while the allowance for loan losses to non-performing loans ratio was 335.61% for the same period.

     In addition to loans on non-performing status at June 30, 1998, the Company had loans of approximately $14.4 million for which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, which may result in the loans' repayment terms being restructured and/or the loans being placed on non-performing status. These potential problem loans are current with respect to principal and interest payments and are not presently on non-accrual status; however, they are continuously reviewed by management and their classification may be changed if conditions warrant. At December 31, 1997, potential problem loans totaled $23.3 million.

NON-PERFORMING ASSETS                                                    TABLE 7
(Dollars in millions)

                                                                                Quarters Ended
                                                       -------------------------------------------------------------------
                                                                1998                                 1997
                                                       ----------------------        -------------------------------------
                                                       Jun 30         Mar 31         Dec 31         Sept 30        Jun 30
                                                       -------        -------        -------        -------        -------
Non-performing loans
  Commercial, financial, and agricultural              $  53.5        $  69.6        $  61.1        $  60.8        $  58.3
  Real estate construction                                 7.1            4.9            4.4            5.6            4.9
  Commercial real estate mortgage                          6.0           16.4           15.5           11.4           10.0
  Residential real estate mortgage                        32.9           33.7           31.5           27.2           23.7
  Lease financing                                          0.5            0.6            0.3            0.3            0.5
  Loans to individuals                                     5.5            7.2            7.1           10.5            7.0
                                                       -------        -------        -------        -------        -------
         Total non-performing loans                      105.5          132.4          119.9          115.8          104.4
                                                       -------        -------        -------        -------        -------
Other real estate owned                                   44.0           41.2           43.8           47.7           52.6
Other repossessed assets                                  22.9           22.0           16.7           12.4           12.0
                                                       -------        -------        -------        -------        -------
         Total non-performing assets                   $ 172.4        $ 195.6        $ 180.4        $ 175.9        $ 169.0
                                                       =======        =======        =======        =======        =======

Accruing loans past due 90 days or more                $  65.4        $  54.1        $  54.0        $  50.9        $  45.3

Ratios:
  Non-performing loans to total loans                      0.43%          0.56%          0.53%          0.53%          0.49%
  Non-performing assets to total loans
      plus other real estate owned                         0.70           0.83           0.80           0.81           0.80
  Allowance to non-performing loans                      335.61         253.74         263.16         268.38         285.08

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

     Total securities, including those designated as held-to-maturity and available-for-sale, have increased $950.5 million since December 31, 1997. This increase is largely the result of the purchase of callable U.S. Government agency securities. The yield on these agencies was more favorable, as compared to non-callable agencies, given the current rate environment. In addition, $374.1 million in securities were obtained through the acquisition of other financial institutions during the first six months of 1998.

     The Company's investment in collateralized mortgage obligations presents some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of declining interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages. The Company doesn't consider this risk to be significant in the current rate environment. The Company's investment in structured notes and other derivative investment securities is nominal and would not have a significant effect on the Company's net interest margin.

HELD-TO-MATURITY AND AVAILABLE-FOR-SALE SECURITIES                       TABLE 8

                                                    Held-to-maturity securities
                                       -----------------------------------------------------
                                            June 30, 1998              December 31, 1997
                                       -----------------------      ------------------------
                                       Amortized        Fair        Amortized         Fair
(Dollars in millions)                     Cost         Value           Cost          Value
                                       ---------     ---------      ---------      ---------
U.S. Treasury securities               $     0.2     $     0.2      $     0.7      $     0.7
U.S. Government agency securities        2,409.4       2,418.8        1,895.2        1,905.8
Collateralized mortgage obligations
  and mortgage backed securities           431.1         442.6          464.1          476.2
Obligations of states and political
  subdivisions                             150.5         158.9          161.9          173.7
Other securities                            34.8          36.4           35.3           36.9
                                       ---------     ---------      ---------      ---------
     Total                             $ 3,026.0     $ 3,056.9      $ 2,557.2      $ 2,593.3
                                       =========     =========      =========      =========
                                                   Available-for-sale securities
                                       -----------------------------------------------------
                                            June 30, 1998              December 31, 1997
                                       -----------------------      ------------------------
                                       Amortized        Fair        Amortized         Fair
                                          Cost         Value           Cost          Value
                                       ---------     ---------      ---------      ---------
U.S. Treasury securities               $   166.2     $   166.9      $   172.6      $   173.4
U.S. Government agency securities          920.9         923.2          473.2          475.0
Collateralized mortgage obligations
  and mortgage backed securities         2,034.5       2,043.1        2,044.0        2,056.5
Obligations of states and political
  subdivisions                              30.5          30.5            3.8            3.9
Other securities                           235.7         235.1          205.6          208.3
                                       ---------     ---------      ---------      ---------
     Total                             $ 3,387.8     $ 3,398.8      $ 2,899.2      $ 2,917.1
                                       =========     =========      =========      =========

 SHORT-TERM INVESTMENTS.

     Short-term investments at June 30, 1998 totaled $743.9 million, reflecting an increase of $231.9 million from the December 31, 1997 level of $512.0 million. At June 30, 1998, short-term investments consisted of $14.3 million in federal funds sold and securities purchased under resale agreements, $0.4 million in time deposits with other banks, $656.5 million in mortgage loans in the process of being securitized and sold to third party investors and $72.7 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.

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

     Deposits are the Company's primary source of funding. Total deposits at June 30, 1998 were $21,150.8 million, up $1,564.2 million or 8.0% from the December 31, 1997 level of $19,586.6 million. During the first six months of 1998, acquisitions of other financial institutions added $1,283.0 million of deposits. At June 30, 1998, total deposits included interest-bearing deposits of $18,649.2 million and other deposits of $2,501.6 million. Core deposits, defined as demand deposits and time deposits less than $100,000, totaled $17,749.8 million or 83.9% of total deposits at June 30, 1998. This compares to core deposits of $16,805.2 million or 85.8% at December 31, 1997.

     Short-term borrowings at June 30, 1998 were $6,476.2 million and included federal funds purchased of $3,886.7 million, securities sold under agreements to repurchase of $1,412.4 million and other borrowed funds of $1,177.0 million. At June 30, 1998, total short-term borrowings were 18.7% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $4,750.4 million or 15.4% of total liabilities and stockholders' equity at December 31, 1997.

     FHLB advances totaled $2,742.3 million at June 30, 1998. The current quarter end balance is down $40.0 million from the level outstanding at December 31, 1997. The Company uses FHLB advances as an alternative to wholesale certificates of deposit or other deposit programs with similar maturities. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset / liability strategy.

     At June 30, 1998, total long-term debt was $1,205.4 million, representing a net increase of $99.0 million from the December 31, 1997 level of $1,106.4 million. This increase in debt was due to the issuance of $200.0 million of 6.125% subordinated capital notes due in 2028, net of a $100.0 million variable rate Bank Note maturity and $0.5 million in repayments on other debt. The $200.0 million issuance is allowable capital for risk based capital purposes. Acquisitions completed during the first six months of 1998 had no effect on long-term debt outstanding.

CAPITAL.

     The Company continually monitors current and projected capital adequacy positions of both the Company and its subsidiaries. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company's growth objectives, and a return to stockholders in the form of dividends.

     The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weighting, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain Tier 1 and Total capital to risk-weighted assets of 4% and 8%, respectively, and Tier 1 capital to adjusted quarter average total assets of 4%. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. As of the periods ended below, the Company meets all capital adequacy requirements imposed by its regulators.

     The Tier 1 and Total capital ratios increased from their December 31, 1997 totals. At June 30, 1998, Tier 1 and Total capital to risk weighted assets were 7.89% and 12.50%, respectively, compared to 7.72% and 12.07%, respectively, at year end 1997. These increases were due mainly to a $233.4 million issuance of common stock and a $200 million issuance of allowable long-term debt during the first quarter of 1998.

CAPITAL RATIOS                                                           TABLE 9
(Dollars in millions)

                                                    1998                                   1997
                                         --------------------------      ------------------------------------------
                                           Jun 30          Mar 31          Dec 31         Sept 30          Jun 30
                                         ----------      ----------      ----------      ----------      ----------
Tier 1 capital:
  Stockholders' equity                   $  2,576.8      $  2,485.8      $  2,194.6      $  2,015.1      $  1,951.7
  Intangible assets other than
    servicing rights                         (268.7)         (278.9)         (220.3)         (225.1)         (228.6)
  Unrealized (gain)/loss on
    available-for-sale securities              (6.9)           (9.3)          (11.2)          (18.3)          (10.9)
                                         ----------      ----------      ----------      ----------      ----------
    Total Tier 1 capital                    2,301.2         2,197.6         1,963.1         1,771.7         1,712.2
                                         ----------      ----------      ----------      ----------      ----------
Tier 2 capital:
  Allowable allowance for loan losses         354.1           336.0           315.5           300.4           288.1
  Allowable long-term debt                    990.0           990.0           790.0           665.0           665.0
                                         ----------      ----------      ----------      ----------      ----------
    Total Tier 2 capital                    1,344.1         1,326.0         1,105.5           965.4           953.1
                                         ----------      ----------      ----------      ----------      ----------
    Total risk-based capital             $  3,645.3      $  3,523.6      $  3,068.6      $  2,737.1      $  2,665.3
                                         ==========      ==========      ==========      ==========      ==========
Risk-weighted assets                     $ 29,165.4      $ 26,978.3      $ 25,418.0      $ 24,026.6      $ 23,039.8
Risk-based ratios:
  Tier 1 capital                               7.89%           8.15%           7.72%           7.37%           7.43%
  Total capital                               12.50           13.06           12.07           11.39           11.57
Tier 1 leverage ratio                          6.93            7.01            6.61            6.14            6.08

COMMITMENTS.

     The Company's subsidiary bank had standby letters of credit outstanding of approximately $590.2 million at June 30, 1998 and $621.6 million at December 31, 1997.

     The Company's subsidiary bank had outstanding commitments to extend credit of approximately $9,479.5 million at June 30, 1998 and $7,107.6 million at December 31, 1997. Policies as to collateral and assumption of credit risk for off-balance sheet commitments are essentially the same as those for extension of credit to its customers.

     Presently the Company has no commitments for significant capital expenditures.

     The Company's subsidiaries regularly originate and sell loans, consisting primarily of mortgage loans sold to third party investors, which contain various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions have been insignificant. The total amount of loans outstanding subject to recourse was $1,102.4 million at June 30, 1998 and $1,138.4 million at December 31, 1997. Under terms of the recourse agreements, the Company would be required to repurchase certain loans if they become non-performing. All such loans sold had a loan-to-collateral ratio of 80% or less, or mortgage insurance to cover losses up to 80% of the collateral value, at the times the various loans were originated. The underlying collateral to these mortgages are generally 1-4 family residential properties. Potential losses under these recourse agreements are affected by the collateral value of the particular loans involved. Estimates of losses are recognized when the mortgages are sold and are adjusted subsequently when estimated losses change.

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

     From time to time, the Company utilizes interest rate options to hedge mortgage loans held for sale. During the first six months of 1998, the effect on net income from use of options was insignificant.

INTEREST RATE SWAPS                                                     TABLE 10
June 30, 1998
(Dollars in millions)

                                                       Average
                                                     Maturity In     Average Rate    Average Rate
                     Notional Value    Fair Value       Months           Paid          Received
                     --------------    ----------    ------------    ------------    ------------
Gain position        $        820.0    $     52.2        88.5            5.77%           6.92%
Loss position                 125.0          (1.1)       37.4            5.65            5.85
                     --------------    ----------
  Total              $        945.0    $     51.1        81.8            5.76%           6.77%
                     ==============    ==========

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

                            PART II-OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to January 25, 1999, then the Board of Director's proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

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

                  11-               Statement of Computation of Earnings Per Share.

                  27-               Financial Data Schedule (for SEC use only)

                  * Incorporated herein by reference

         (b)      Reports on Form 8-K

                  During the three months ended June 30, 1998, and through the date of this report, the Company did not file a Form 8-K with the Securities and Exchange Commission.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SOUTHTRUST CORPORATION


Date: August 14, 1998                        /S/ Wallace D. Malone, Jr.
                                             -----------------------------------
                                             Wallace D. Malone, Jr.
                                             Chairman and Chief
                                             Executive Officer



Date: August 14, 1998                        /S/ Aubrey D. Barnard
                                             -----------------------------------
                                             Aubrey D. Barnard
                                             Secretary, Treasurer and
                                             Controller