Form 10-Q
period 1998-09-30
SOUTHTRUST CORP
filed 1998-11-13
CIK 92081

===============================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington , D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
               -------------------------------------------------
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

                                 (205) 254-5530

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

Yes  X    No

At September 30, 1998, 165,245,887 shares of the Registrant's Common Stock, $2.50 par value were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Statement Description                                                   Page No.
-------------------------------------------------------------------------------
Consolidated Condensed Balance Sheets
         September 30, 1998, December 31, 1997,
          and September 30, 1997                                            3

Consolidated Condensed Statements of Income
         Three months ended September 30, 1998 and 1997                     4
         Nine months ended September 30, 1998 and 1997

Consolidated Condensed Statements of Stockholders' Equity
         Nine months ended September 30, 1998 and 1997                      5

Consolidated Condensed Statements of Cash Flows
         Nine months ended September 30, 1998 and 1997                      6


         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three and nine month periods ended September 30, 1998 and 1997. Results of operations for the interim 1998 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The Management's Discussion and Analysis of the registrant is included on Pages 11-30.

                             SOUTHTRUST CORPORATION
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)


                                                            September 30          December 31           September 30
                                                           -------------         -------------         -------------
(Dollars in thousands)                                          1998                  1997                  1997
                                                           -------------         -------------         -------------
ASSETS
  Cash and due from banks                                  $     899,010         $     877,885         $     836,684
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                     40,650                49,175                72,050
    Interest-bearing deposits in other banks                         698                   228                19,557
    Trading securities                                           112,820                58,750                36,331
    Loans held for sale                                          743,840               403,837               333,724
                                                           -------------         -------------         -------------
         Total short-term investments                            898,008               511,990               461,662
  Available-for-sale securities                                3,413,147             2,917,080             3,349,776
  Held-to-maturity securities(1)                               2,558,476             2,557,251             2,419,125
  Loans                                                       25,839,252            22,633,861            21,816,697
  Less:
    Unearned income                                              181,993               159,076               148,907
    Allowance for loan losses                                    364,362               315,471               310,725
                                                           -------------         -------------         -------------
         Net loans                                            25,292,897            22,159,314            21,357,065
  Premises and equipment, net                                    676,471               598,294               575,002
  Due from customers on acceptances                                6,637                 8,561                 9,255
  Goodwill and core deposit intangibles                          557,026               220,323               225,120
  Mortgage servicing rights and related intangibles               55,386                53,638                44,435
  Other assets                                                 1,188,106             1,002,109               486,070
                                                           -------------         -------------         -------------
         Total assets                                      $  35,545,164         $  30,906,445         $  29,764,194
                                                           =============         =============         =============


LIABILITIES
  Deposits:
    Interest-bearing                                       $  21,727,790         $  17,297,931         $  16,890,200
    Other                                                      2,479,967             2,288,653             2,120,715
                                                           -------------         -------------         -------------
         Total deposits                                       24,207,757            19,586,584            19,010,915
  Federal funds purchased and securities sold
    under agreements to repurchase                             3,138,221             3,588,599             3,633,300
  Other short-term borrowings                                  1,047,952             1,161,779             1,145,769
  Bank acceptances outstanding                                     6,637                 8,561                 9,267
  Federal Home Loan Bank advances                              2,787,344             2,782,355             2,532,359
  Long-term debt                                               1,154,959             1,106,443               981,893
  Other liabilities                                              542,197               477,483               435,612
                                                           -------------         -------------         -------------
         Total liabilities                                    32,885,067            28,711,804            27,749,115

STOCKHOLDERS' EQUITY
    Common Stock, par value $2.50 a share,
     500,000,000 shares authorized(2)                            415,650               386,626               376,694
    Capital surplus                                              721,804               486,166               366,421
    Retained earnings                                          1,517,666             1,321,586             1,264,581
    Accumulated other non-owner changes in equity                 17,002                11,176                18,288
    Treasury stock at cost(3)                                    (12,025)              (10,913)              (10,905)
                                                           -------------         -------------         -------------
         Total stockholders' equity                            2,660,097             2,194,641             2,015,079
                                                           -------------         -------------         -------------
         Total liabilities and stockholders' equity        $  35,545,164         $  30,906,445         $  29,764,194
                                                           =============         =============         =============
(1) Held-to-maturity securities-fair value                 $   2,605,091         $   2,593,259         $   2,452,014
(2) Common shares authorized                                 500,000,000           300,000,000           300,000,000
      Common shares issued                                   166,260,127           154,650,747           150,677,592
(3) Treasury shares of common stock                            1,014,240               986,940               987,173

                             SOUTHTRUST CORPORATION
                   Consolidated Condensed Statements of Income
                                   (Unaudited)


                                                                Three Months Ended                   Nine Months Ended
                                                                    September 30                        September 30
                                                           -----------------------------        ----------------------------
(In thousands, except per share data)                         1998               1997              1998              1997
                                                           -----------------------------        ----------------------------
Interest income
  Interest and fees on loans                               $  538,666         $  470,564        $1,548,170        $1,348,802
  Interest on available-for-sale securities                    53,433             56,242           156,510           161,631
  Interest on held-to-maturity securities:
    Taxable                                                    46,373             36,447           138,251           103,876
    Non-taxable                                                 2,610              3,506             7,957            10,291
                                                           -----------------------------        ----------------------------

      Total interest on held-to-maturity securities            48,983             39,953           146,208           114,167
  Interest on short-term investments                           14,963              7,483            38,563            18,478
                                                           -----------------------------        ----------------------------
      Total interest income                                   656,045            574,242         1,889,451         1,643,078
                                                           -----------------------------        ----------------------------

Interest expense
  Interest on deposits                                        244,146            194,575           656,585           547,002
  Interest on short-term borrowings                            59,196             67,679           204,325           203,057
  Interest on Federal Home Loan Bank advances                  36,745             30,450           109,925            75,446
  Interest on long-term debt                                   19,109             15,744            58,347            45,198
                                                           -----------------------------        ----------------------------
      Total interest expense                                  359,196            308,448         1,029,182           870,703
                                                           -----------------------------        ----------------------------

      Net interest income                                     296,849            265,794           860,269           772,375
Provision for loan losses                                      22,040             20,002            65,376            68,879
                                                           -----------------------------        ----------------------------
        Net interest income after
          provision for loan losses                           274,809            245,792           794,893           703,496

Non-interest income
  Service charges on deposit accounts                          44,499             32,686           120,744            94,320
  Mortgage banking operations                                  10,949              7,135            30,885            19,996
  Bank card fees                                                7,394              5,535            20,370            17,142
  Trust fees                                                    6,882              6,171            20,647            17,904
  Other fees                                                   13,605             11,307            39,000            31,428
  Securities gains (losses)                                      (399)             1,053             2,811             1,451
  Other                                                        16,439              5,909            46,175            13,579
                                                           -----------------------------        ----------------------------
      Total non-interest income                                99,369             69,796           280,632           195,820
                                                           -----------------------------        ----------------------------
Non-interest expense
  Salaries and employee benefits                              128,237            105,202           366,326           298,065
  Net occupancy                                                19,241             15,216            52,944            43,594
  Equipment                                                    15,519             11,785            43,832            32,978
  Professional services                                        14,985             14,401            42,842            37,783
  Communications                                               12,352              9,072            34,765            26,359
  Business development                                          8,550              7,348            25,680            21,446
  Supplies                                                      7,066              5,711            21,780            16,499
  Other                                                        30,848             24,252            84,048            72,462
                                                           -----------------------------        ----------------------------
      Total non-interest expense                              236,798            192,987           672,217           549,186
                                                           -----------------------------        ----------------------------
      Income before income taxes                              137,380            122,601           403,308           350,130
Income tax expense                                             42,719             44,113           132,703           125,375
                                                           -----------------------------        ----------------------------
        Net income                                         $   94,661         $   78,488        $  270,605        $  224,755
                                                           =============================        ============================

Average shares outstanding - basic (in thousands)             165,016            149,663           161,548           148,564
Average shares outstanding - diluted (in thousands)           166,366            151,038           163,049           149,883
Net income per share - basic                               $     0.57         $     0.53        $     1.68        $     1.51
Net income per share - diluted                                   0.57               0.52              1.66              1.50
Dividends declared per share                                   0.1900             0.1667            0.5700            0.5000

                             SOUTHTRUST CORPORATION
            Consolidated Condensed Statements of Stockholders' Equity
                                   (Unaudited)


                                                                                  Accumulated
                                                                                   Other Non-                            Non-Owner
                                                 Common   Capital     Retained   Owner Changes  Treasury                  Changes
(Dollars in thousands)                           Stock    Surplus     Earnings     In Equity     Stock        Total      In Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                      $362,936  $289,664  $ 1,100,170     $ (7,520)  $ (10,358)  $ 1,734,892

Net Income                                             0         0      224,755            0           0       224,755    $224,755

Unrealized gain on available-for-sale
    securities, net of tax of $(15,080)*               0         0            0       25,808           0        25,808      25,808
                                                                                                                          --------
Comprehensive Income                                                                                                      $250,563
                                                                                                                          ========
Dividends Declared ($.50 per share)                    0         0      (74,632)           0           0       (74,632)

Issuance of 251,814 shares of Common Stock
   for stock options exercised                       630     1,663            0            0           0         2,293

Issuance of 182,172 shares of Common Stock
   for dividend reinvestment and
   stock purchase plan                               456     4,216            0            0           0         4,672

Issuance of 42,891 shares of Common Stock
   under employee discounted stock
   purchase plan                                     107       829            0            0           0           936

Issuance of  1,905,047 shares of Common
   Stock for acquisitions accounted for
   as poolings-of-interest                         4,763     4,392       14,288            0           0        23,443

Issuance of 86,480 shares of Common Stock
   under long-term incentive plan                    216     1,199            0            0           0         1,415

Issuance of 3,034,518 shares of Common
   Stock in secondary offering                     7,586    64,458            0            0           0        72,044

Purchase of 20,711 shares of treasury stock            0         0            0            0        (547)         (547)
----------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1997                   $376,694  $366,421  $ 1,264,581     $ 18,288   $ (10,905)  $ 2,015,079
======================================================================================================================
----------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1998                      $386,626  $486,166  $ 1,321,586     $ 11,176   $ (10,913)  $ 2,194,641

Net Income                                             0         0      270,605            0           0       270,605    $270,605

Unrealized gain on available-for-sale
    securities, net of tax of $(3,180)*                0         0            0        5,826           0         5,826       5,826
                                                                                                                          ---------

Comprehensive Income                                                                                                      $276,431
                                                                                                                          ========
Dividends Declared ($.57 per share)                    0         0      (92,722)           0           0       (92,722)

Issuance of 440,455 shares of Common Stock
   for stock options exercised                     1,101     4,166            0            0           0         5,267

Issuance of 113,740 shares of Common Stock
   for dividend reinvestment and stock
   purchase plan                                     284     4,489            0            0           0         4,773

Issuance of 37,413 shares of Common Stock
   under employee discounted stock
   purchase plan                                      94     1,074            0            0           0         1,168

Issuance of 62,846 shares of Common Stock
   under long-term incentive plan                    157     1,570            0            0           0         1,727

Issuance of 6,547,500 shares of Common
   Stock in secondary offering                    16,369   216,804            0            0                   233,173

Issuance of 4,407,426 shares of Common
   Stock for acquisitions accounted for
   as poolings-of-interest                        11,019     7,535       18,197            0           0        36,751

Purchase of 27,300 shares of treasury stock            0         0            0            0      (1,112)       (1,112)
----------------------------------------------------------------------------------------------------------------------
Balance at September 30,1998                    $415,650  $721,804  $ 1,517,666     $ 17,002   $ (12,025)  $ 2,660,097
======================================================================================================================


*See disclosure of reclassification amount in Notes to Consolidated Financial
 Statements

                                      SOUTHTRUST CORPORATION
                          Consolidated Condensed Statements of Cash Flows
                                            (Unaudited)


                                                                                        Nine Months Ended
                                                                                           September 30
                                                                                  -----------------------------
(In thousands)                                                                        1998              1997
                                                                                  -----------       -----------
OPERATING ACTIVITIES
  Net income                                                                      $   270,605       $   224,755
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                                      65,376            68,880
      Depreciation of premises and equipment                                           36,739            28,059
      Amortization of intangibles                                                      27,123            18,814
      Amortization of security premium                                                  1,427               428
      Accretion of security discount                                                   (3,904)           (2,607)
      Deferred income tax                                                               6,769             2,775
   Net gain on trading securities                                                     (15,090)           (7,565)
   Net gain on loans held for sale                                                    (12,026)           (8,011)
   Net securities gains                                                                (2,811)           (1,451)
   Origination and purchase of loans held for sale                                 (2,643,167)       (2,683,297)
   Proceeds of loans held for sale                                                  2,318,254         2,548,892
   Net increase in trading securities                                                 (42,045)          (10,916)
   Net (increase) decrease in other assets                                           (165,298)           29,128
   Net increase in other liabilities                                                   23,742            39,914
                                                                                  -----------       -----------
       Net cash provided by (used in) operating activities                           (134,306)          247,798

INVESTING ACTIVITIES
  Proceeds from maturities of:
     Held-to-maturity securities                                                    1,610,912           437,614
     Available-for-sale securities                                                    682,372           239,637
  Proceeds from sales of:
     Held-to-maturity securities                                                            0                 0
     Available-for-sale securities                                                    309,714           315,516
  Purchases of:
     Held-to-maturity securities                                                   (1,350,059)         (884,122)
     Available-for-sale securities                                                 (1,348,307)         (983,949)
     Premises and equipment                                                           (59,475)          (73,930)
  Net (increase) decrease in:
     Short-term investments                                                            33,264           (28,046)
     Loans                                                                         (2,126,799)       (1,952,274)
  Purchase of subsidiaries, net of cash acquired                                    2,817,639           779,859
                                                                                  -----------       -----------
     Net cash provided by (used in) investing activities                              569,261        (2,149,695)

FINANCING ACTIVITIES
  Proceeds from issuance of:
     Common Stock                                                                     246,108            81,360
     Federal Home Loan Bank advances                                                  300,276         2,608,750
     Long-term debt                                                                   200,000                 0
  Payments for:
     Repurchase of Common Stock                                                        (1,112)             (547)
     Federal Home Loan Bank advances                                                 (295,287)       (1,821,550)
     Long-term debt                                                                  (151,484)           (1,350)
     Cash dividends                                                                   (86,630)          (56,627)
  Net increase (decrease) in:
     Deposits                                                                          45,267           317,901
     Short-term borrowings                                                           (670,968)          707,510
                                                                                  -----------       -----------
     Net cash provided by (used in)  financing activities                            (413,830)        1,835,447
                                                                                  -----------       -----------
  INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                       21,125           (66,450)
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                        877,885           903,134
                                                                                  -----------       -----------
  CASH AND DUE FROM BANKS AT END OF PERIOD                                        $   899,010       $   836,684
                                                                                  ===========       ===========

  Supplemental disclosures of cash flow information:
   Cash paid during period for:
      Interest                                                                    $ 1,002,323       $   864,952
      Income taxes                                                                    131,015           106,662
    Noncash transactions:
      Assets acquired in business combinations                                      4,919,944         1,463,289
      Liabilities acquired in business combinations                                 4,725,062         1,391,633
      Loans transferred to other real estate                                           27,206            24,735
      Loans securitized into mortgage-backed securities                             1,350,439           722,691

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No.128, Earnings per Share. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and accordingly, the Company adopted its provisions for the period ended December 31, 1997. All prior-period earnings per share
(EPS) data as shown on the consolidated condensed statements of income contained herein and in the following Management's Discussion and Analysis have been restated to give effect for this Statement.

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

         Comprehensive income for the nine months ended September 30, 1998 and 1997 is reported in the Consolidated Condensed Statements of Stockholders' Equity. Comprehensive income for the three months ended September 30, 1998 and 1997 is as follows:

                                                        1998        1997
                                                      --------    --------
                                                         (In thousands)
Net income                                            $ 94,661    $ 78,488
Unrealized gain (loss) on available-for-sale
  Securities, net of tax*                               10,100       7,336
                                                      --------    --------
Comprehensive income                                  $104,761    $ 85,824
                                                      ========    ========
*Tax effect                                           $ (5,844)   $(13,044)

         In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods.

The disclosure of the reclassification amount is as follows:


(In thousands)                                  Three Months Ended September 30,     Nine Months Ended September 30

                                                     1998             1997                1998            1997
                                                   --------         --------             -------        ------
Unrealized holding gains
arising during the period, net of tax              $ 9,853           $7,989              $7,569         $26,708

Less: reclassification adjustment for
(gains) losses included in net income,
net of tax                                             247             (653)             (1,743)           (900)

                                                   -------           ------              ------         -------
Net unrealized gain on securities                  $10,100           $7,336              $5,826         $25,808
                                                   =======           ======              ======         =======


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

SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits

         In February 1998, the FASB issued SFAS No.132, Employers' Disclosures about Pension and Other Postretirement Benefits, an amendment of SFAS Nos. 87, 88, and 106. This Statement revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when Statements 87, 88, and 106 were issued. This Statement is effective for fiscal years beginning after December 15, 1997. Based on the Company's current operating activities, management does not believe that adoption of this Statement will have a material impact on the presentation of the Company's financial position or results of operations.

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

Note B- Stock Split

         On January 27, 1998, the Company's Board of Directors announced a three for two stock split effected in the form of a stock dividend payable to shareholders of record on February 13, 1998. The additional shares were distributed on February 26, 1998. All share and per share information in this report have been restated to give retroactive effect to this split.

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

Note D- Business Combinations

During the first nine months of 1998 the Company completed the following acquisitions:

(In millions)

Date                     Institution                          Assets         Loans         Deposits            Location
----                     -----------                          ------         -----         --------            --------
January 29         First of America - Florida, FSB         $  1,079.2     $    732.0     $    861.1          Tampa, Florida

June 18            American National Bank of Florida            513.3          328.6          433.5          Jacksonville, Florida

July 17            Home Savings of America                    3,256.9            6.9        3,235.4          Various Florida
                                                                                                             Locations

July 31            Gardner Mortgage Services, Inc.                0.4            0.0            0.0          San Antonio, Texas

July 31            Partners Mortgage Services, LTD               10.6            8.8            0.0          San Antonio, Texas

August 7           Marine Bank                                   59.5           35.9           45.9          St. Petersburg, Florida
                                                           ----------     ----------     ----------

         Totals                                            $  4,919.9     $  1,112.2     $  4,575.9
                                                           ==========     ==========     ==========



         The acquisitions of Home Savings of America and Partners Mortgage Services, LTD were accounted for as purchases of assets and assumptions of liabilities. The acquisitions of all of the outstanding shares of First of America - Florida, FSB and Gardner Mortgage Services, Inc. were accounted for as purchases. Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Condensed Financial Statements.

         The acquisitions of American National Bank of Florida and Marine Bank were accounted for as poolings-of-interest; however, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisitions prior to their respective acquisition dates, since the effect is not material.

         Consideration for all acquisitions during the first nine months of 1998 aggregated approximately $455 million in cash and 4,407,426 shares of SouthTrust Corporation common stock with a total market value at the time of issuance of approximately $179 million.

         On October 30, 1998 the Company completed its acquisition of Security Bank in Arlington, Texas for 800,000 shares of SouthTrust Corporation Common Stock with a total market value at the time of issuance of approximately $29 million. This acquisition added approximately $90.9 million of assets, $38.8 million of loans, and $82.2 million of deposits.

         In addition, the Company has two definitive agreements with other financial institutions. They are with Georgia National Bank in Athens, GA and First American Bank in Vero Beach, FL. Both of these transactions will be effected through the issuance of SouthTrust Corporation common stock. They are expected to add assets of approximately $90 million and $44 million, respectively, and should close by the end of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS

         SouthTrust Corporation is a registered bank holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, engaging in a full range of banking services from 611 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. As of September 30, 1998, the Company had consolidated total assets of $35.5 billion which ranked it as the largest bank holding company headquartered in Alabama, and one of the twenty-five largest bank holding companies in the United States.

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

SELECTED QUARTERLY FINANCIAL DATA                                        TABLE 1
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                                                                   Quarters Ended
                                                    -------------------------------------------------------------------------------
                                                                          1998                                  1997
                                                    --------------------------------------------      -----------------------------
                                                      Sept 30           Jun 30          Mar 31          Dec 31         Sept 30
                                                    -----------       ----------      ---------       ----------      ----------

EARNINGS SUMMARY:
         Interest income                             $    656.0       $    635.9      $    597.5      $    589.2      $    574.2
         Interest expense                                 359.2            345.8           324.1           315.4           308.4
                                                     ----------       ----------      ----------      ----------      ----------
         Net interest income                              296.8            290.1           273.4           273.8           265.8
         Provision for loan losses                         22.0             25.5            17.9            21.7            20.0
                                                     ----------       ----------      ----------      ----------      ----------
         Net interest income after
                provision for loan losses                 274.8            264.6           255.5           252.1           245.8
         Non-interest income (excluding
                securities transactions)                   99.8             92.1            85.9            74.3            68.7
         Securities transactions                           (0.4)             1.0             2.2             0.3             1.1
         Non-interest expense                             236.8            222.9           212.5           199.0           193.0
                                                     ----------       ----------      ----------      ----------      ----------
         Income before income taxes                       137.4            134.8           131.1           127.7           122.6
         Income taxes                                      42.7             45.3            44.6            45.7            44.1
                                                     ----------       ----------      ----------      ----------      ----------
         Net income                                  $     94.7       $     89.5      $     86.5      $     82.0      $     78.5
                                                     ==========       ==========      ==========      ==========      ==========
PER COMMON SHARE:
         Net income - basic                          $     0.57       $     0.56      $     0.55      $     0.54      $     0.53
         Net income- diluted                               0.57             0.55            0.54            0.53            0.52
         Cash dividends declared                           0.19             0.19            0.19          0.1667         0.16667
         Book value                                       16.10            15.65           15.49           14.28           13.46
         Market value-high                               45.375           45.000          45.125          42.833          34.458
         Market value-low                                30.688           39.250          35.750          30.667          25.750

ENDING BALANCES:
         Loans, net of unearned income               $ 25,657.3       $ 24,654.1      $ 23,548.9      $ 22,474.8      $ 21,667.8
         Total assets                                  35,545.2         34,667.9        32,697.6        30,906.4        29,764.2
         Deposits                                      24,207.8         21,150.8        20,532.9        19,586.6        19,010.9
         Federal Home Loan Bank advances                2,787.3          2,742.3         2,777.4         2,782.4         2,532.4
         Long-term debt                                 1,155.0          1,205.4         1,205.9         1,106.4           981.9
         Stockholders' equity                           2,660.1          2,576.8         2,485.8         2,194.6         2,015.1
         Common shares - basic (in thousands)           165,246          164,676         160,438         153,664         149,690

AVERAGE BALANCES:
         Loans, net of unearned income               $ 25,001.3       $ 23,972.0      $ 23,075.8      $ 21,927.0      $ 21,333.6
         Earning assets                                31,984.1         31,053.7        29,230.3        28,115.2        27,408.7
         Total assets                                  34,879.0         33,493.3        31,618.9        29,927.9        29,087.7
         Deposits                                      23,457.8         20,532.2        19,991.9        19,025.5        18,636.1
         Stockholders' equity                           2,606.6          2,507.7         2,382.1         2,137.3         1,975.7
         Common shares - basic (in thousands)           165,016          161,180         158,374         152,982         149,663
         Common shares - diluted (in thousands)         166,366          162,712         159,998         154,541         151,038

SELECTED RATIOS:
         Return on average total assets                    1.08%            1.07%           1.11%           1.09%           1.07%
         Return on average stockholders' equity           14.41            14.31           14.72           15.21           15.76
         Net interest margin (FTE)                         3.71             3.78            3.82            3.90            3.89
         Efficiency ratio                                 59.39            57.99           58.79           56.78           57.26

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND
AVERAGE YIELDS EARNED AND RATES PAID
(DOLLARS IN MILLIONS; YIELDS ON TAXABLE EQUIVALENT BASIS)

                                                                                     Quarters Ended
                                                     ---------------------------------------------------------------------------
                                                         September 30, 1998                              June 30, 1998
                                                     ----------------------------------    -------------------------------------
                                                                                  (2)                                      (2)
                                                     Average                     Yield/      Average                      Yield/
                                                     Balance        Interest      Rate       Balance       Interest       Rate
                                                     -------        --------     ------      -------       --------       ------
ASSETS
Loans, net of unearned
   income                                            $25,001.3       $   539.2     8.56%   $23,972.0      $   517.4      8.66%
Available-for-sale securities (1)                      3,367.4            53.6     6.35      3,411.8           54.9      6.49
Held-to-maturity securities:
   Taxable                                             2,654.1            46.4     6.93      2,780.5           48.6      7.01
   Non-taxable                                           148.3             4.0    10.74        153.4            3.9     10.36
Short-term investments                                   813.0            15.0     7.30        736.0           13.3      7.25
                                                     ----------------------------------    ----------------------------------
     Total interest-earning assets (1)                31,984.1       $   658.2     8.17     31,053.7      $   638.1      8.25
Allowance for loan losses                               (359.8)                               (342.8)
Other assets                                           3,254.7                               2,782.4
                                                     ----------------------------------    ----------------------------------

     Total assets                                    $34,879.0                             $33,493.3
                                                     ==================================    ==================================
LIABILITIES
Interest-bearing deposits                            $21,058.1       $   244.2     4.60%   $18,296.5      $   208.2      4.56%
Short-term borrowings                                  4,310.1            59.2     5.45      5,950.6           82.0      5.53
Federal Home Loan Bank advances                        2,748.9            36.7     5.30      2,759.7           36.5      5.31
Long-term debt                                         1,197.5            19.1     6.33      1,205.7           19.1      6.35
                                                     ----------------------------------    ----------------------------------
     Total interest-bearing liabilities               29,314.6           359.2     4.86     28,212.5          345.8      4.92
Demand deposits non-interest bearing                   2,399.7                               2,235.7
Other liabilities                                        558.1                                 537.4
Total liabilities                                     32,272.4                              30,985.6

STOCKHOLDERS' EQUITY                                   2,606.6                               2,507.7
                                                     ----------------------------------    ----------------------------------
     Total liabilities and stockholders' equity      $34,879.0                             $33,493.3
                                                     ----------------------------------    ----------------------------------
Net interest income                                                  $   299.0                            $   292.3
                                                     ----------------------------------    ----------------------------------
Net interest margin (1)                                                            3.71%                                 3.78%
                                                     ----------------------------------    ----------------------------------
Net interest spread (1)                                                            3.31%                                 3.33%
                                                     ----------------------------------    ----------------------------------

(1) Yields were calculated using the average amortized cost of the underlying assets.
(2) All yields and rates are presented on an annualized basis.

                                                                         TABLE 2


                                                      Quarters Ended
-------------------------------------------------------------------------------------------------------------------------
              March 31, 1998                        December 31, 1997                           September 30, 1997
--------------------------------------      -------------------------------          ------------------------------------
                                 (2)                                   (2)                                          (2)
  Average                       Yield/       Average                  Yield/           Average                     Yield/
  Balance         Interest       Rate        Balance       Interest   Rate             Balance       Interest       Rate
--------------------------------------      -------------------------------          ------------------------------------
$  23,075.8     $     493.3       8.67%     $  21,927.0    $  482.9    8.74%         $  21,333.6    $  471.1        8.76%
    3,054.8            48.6       6.41          3,242.0        53.6    6.60              3,432.2        56.5        6.55

    2,393.7            43.3       7.34          2,294.8        40.1    6.93              2,039.7        36.5        7.09
      157.9             4.1      10.64            172.7         4.5   10.29                186.8         5.2       11.05
      548.1            10.3       7.62            478.7        10.4    8.65                416.4         7.5        7.13
--------------------------------------      -------------------------------          ------------------------------------
   29,230.3     $     599.6       8.31         28,115.2    $  591.5    8.35             27,408.7    $  576.8        8.35
     (327.7)                                     (315.9)                                  (307.4)
    2,716.3                                     2,128.6                                  1,986.4
--------------------------------------      -------------------------------          ------------------------------------
$  31,618.9                                 $  29,927.9                              $  29,087.7
======================================      ===============================          ====================================


$  17,882.1     $     204.2       4.63%     $  16,945.5    $  198.1    4.64%         $  16,662.9    $  194.6        4.63%
    4,683.7            63.1       5.46          4,557.8        63.8    5.55              4,817.6        67.7        5.57
    2,780.7            36.6       5.34          2,745.9        37.2    5.37              2,243.4        30.5        5.38
    1,259.5            20.2       6.49          1,003.6        16.3    6.44                981.6        15.7        6.36
--------------------------------------      -------------------------------          ------------------------------------
   26,606.0           324.1       4.94         25,252.8       315.4    4.95             24,705.5       308.5        4.95
    2,109.8                                     2,080.0                                  1,973.2
      521.0                                       457.8                                    433.3
   29,236.8                                    27,790.6                                 27,112.0
    2,382.1                                     2,137.3                                  1,975.7
--------------------------------------      -------------------------------          ------------------------------------
$  31,618.9                                 $  29,927.9                              $  29,087.7
======================================      ===============================          ====================================
                $     275.5                                $  276.1                                 $  268.3
======================================      ===============================          ====================================
                                  3.82%                                3.90%                                        3.89%
======================================      ===============================          ====================================
                                  3.37%                                3.40%                                        3.40%
======================================      ===============================          ====================================

NET INTEREST INCOME / MARGIN.

         The Company's net interest margin decreased 18 basis points from the third quarter of 1997 to 3.71% for the 1998 third quarter period. This decrease is reflective of the increase in the ratio of interest-bearing funds to earning assets, which was 92% at September 30, 1998, up from the September 30, 1997 ratio of 90%.

          In addition, the 1998 third quarter margin decreased due to the effect of the Company's purchase of Bank Owned Life Insurance (BOLI), which is more fully described in the non-interest income discussion in this report. BOLI is a non-interest earning asset and changes in its carrying value flow through non-interest income. The investment in BOLI, totaling $575 million, was made as an alternative to investing in interest-earning assets. The resulting net interest margin effect of the BOLI for the quarter ended September 30, 1998 was a decrease of approximately $7.9 million or 10 basis points.

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

PROVISION FOR LOAN LOSSES.

         The Company's provision for loan losses reflects management's assessment of the ability of the allowance for loan losses to absorb loan losses inherent in the loan portfolio. The provision for loan losses for the third quarter of 1998 was $22.0 million, reflecting an increase of $2.0 million from the 1997 third quarter level of $20.0 million. For the nine months ended September 30, 1998, the provision for loan losses was $65.4 million, a decrease of $3.5 million from the same period in 1997. The decrease in the provision reflects the low level of net charge-offs and the reduction in the non-performing asset level during the year. Net charge-offs for the quarter were $12.7 million, compared to $9.9 million for the third quarter of 1997. On a year-to-date basis, net charge-offs totaled $39.5 million in 1998 compared to $34.8 million in 1997. The ratio of provision to net charge-offs for the third quarter of 1998 was 173.13%. Total net charge-offs of loans on an annualized basis amounted to 0.20% and 0.22% of average net loans for the 1998 third quarter and nine month periods, respectively. This compares to 0.18% and 0.23% for the third quarter and first nine months of 1997, respectively. For the year ended December 31, 1997 net charge-offs were $51.8 million or 0.25% of net loans.

NON-INTEREST INCOME.

         Total non-interest income for the quarter ended September 30, 1998 was $99.4 million, an increase of $29.6 million or 42.4% over the same period in 1997. For the nine month period ended September 30, 1998, non-interest income was up $84.8 million or 43.3% from the comparable period in 1997 to $280.6 million. Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the third quarter and first nine months of 1998 by 36.1% and 28.0%, respectively from the comparable year-ago periods. This reflects the overall growth in the number of deposit accounts through both internal growth and acquisitions. Mortgage banking operations income, which includes loan origination and servicing fee income, increased $3.8 million or 53.5% from the 1997 third quarter. On a year-to-date basis, the increase was $10.9 million or 54.5%. Mortgage interest rates have remained favorable and loan production and related income has increased accordingly. Fee income related to Bank Card and Trust operations has also increased, 33.6% and 11.5%, respectively, over the year-ago quarter. For the comparable nine month periods, the increases were 18.8% and 15.3%. Both were related to higher volume and various rate increases. Other fee income, which includes investment, international, safe deposit, collection and miscellaneous other fees, rose by $2.3 million or 20.3% compared to the quarter ended September 30, 1997. For the nine month period ended September 30, 1998, other fee income increased $7.6 million or 24.1% over the comparable year-ago period.

         Other non-interest income increased during the third quarter and first nine months of 1998 due to a $500 million funding in December 1997 and a $75 million funding in July 1998 of a Bank Owned Life Insurance (BOLI) program which covers the lives of certain of the Company's officers. These officers participate in the plan on a voluntary basis and have no direct vested interest in the policies, either through payments for or receipt of benefits from the plan. The Company is the sole beneficiary of the BOLI and all increases in its cash surrender value and death proceeds are credited to non-interest income. For the quarter ended September 30, 1998, increases in the cash surrender value of the BOLI increased other non-interest income by approximately $10.1 million, bringing the total increase for the nine months to $24.0 million.

          For the year ended December 31, 1997, $10.3 million in gains on sales or securitizations of loans were included in non-interest income. Sales of loans during the quarter ended September 30, 1998 resulted in gains of approximately $3.3 million, bringing the total gain for the first nine months of 1998 to $15.1 million. There were no other significant non-recurring non-interest income items recorded in 1998 or 1997.

NON-INTEREST INCOME                                                     TABLE 3
(In millions)

                                                             Quarters Ended
                                         -----------------------------------------------------
                                                       1998                       1997
                                         ------------------------------    -------------------
                                          Sept 30     Jun 30     Mar 31     Dec 31     Sept 30
                                         --------    -------    -------    -------    --------
Service charges on deposit accounts      $  44.5     $  39.7    $  36.5    $  35.6    $  32.7
Mortgage banking operations                 11.0        11.0        8.9        7.2        7.1
Bank card fees                               7.4         6.8        6.2        5.8        5.5
Trust fees                                   6.9         6.9        6.9        6.6        6.2
Other fees                                  13.6        13.2       12.2       11.1       11.3
Securities gains (losses)                   (0.4)        1.0        2.2        0.3        1.1
Other                                       16.4        14.5       15.2        8.1        5.9
                                         -------     -------    -------    -------    -------
     Total                               $  99.4     $  93.1    $  88.1    $  74.7    $  69.8
                                         =======     =======    =======    =======    =======

NON-INTEREST EXPENSE.

         Total non-interest expense increased 22.7% in the third quarter of 1998 as compared to the same period in 1997. On a year-to-date basis, the increase was 22.4% over the comparable 1997 period. This increase is reflective of the overall growth the Company has experienced. Salaries and employee benefits expense is the largest component of non-interest expense, accounting for $128.2 million or 54% of all non-interest expense for the quarter ended September 30, 1998 and $366.3 million or 55% for the first nine months of 1998. The September 30, 1998 quarter over September 30, 1997 quarter increase in salary and employee benefits expense was $23.0 million or 21.9%, due mainly to the increase in the number of full time equivalent employees, which increased to approximately 12,300. Occupancy and equipment expenses were also up in the third quarter and first nine months of 1998. Both of these items are affected by the number of banking offices which increased by 13.4 % from the September 30, 1997 level to 611 at September 30, 1998.

         The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 59.39% for the three month period ended September 30, 1998, up from the year ago ratio of 57.26%. On a year-to-date basis, the efficiency ratio was 58.73% in 1998, compared to 56.36% in 1997.

NON-INTEREST EXPENSE                                                    TABLE 4
(In millions)

                                                           Quarters Ended
                                    ---------------------------------------------------------
                                                   1998                          1997
                                    ---------------------------------   ---------------------
                                     Sept 30       Jun 30      Mar 31     Dec 31      Sept 30
                                    ---------    ---------   ---------   --------   ----------
Salaries and employee benefits      $  128.2    $  121.5    $  116.6    $  106.8    $  105.2
Net occupancy                           19.2        17.9        15.8        16.6        15.2
Equipment                               15.5        14.8        13.6        12.7        11.8
Professional services                   15.0        15.0        12.8        13.6        14.4
Communications                          12.4        11.5        10.9        10.1         9.1
Business development                     8.6         9.0         8.1         4.9         7.3
Supplies                                 7.1         7.6         7.1         6.7         5.7
Other                                   30.8        25.6        27.6        27.6        24.3
                                    --------    --------    --------    --------    --------
     Total                          $  236.8    $  222.9    $  212.5    $  199.0    $  193.0
                                    ========    ========    ========    ========    ========



YEAR 2000

         The Company uses a wide range of software and related technologies throughout its business that will be affected by the date change in the year 2000. This date change will require the Company to modify portions of its software so that its computer systems will properly recognize dates beyond December 31, 1999. The Company believes that with the current and planned upgrades or modifications to existing software and conversions to new software, the impact of the Year 2000 issue can be mitigated.

         The Company established a Year 2000 Program Office in 1996 staffed by six full-time employees and headed by a member of senior management. In addition, there are 20 full-time equivalent employees from within the Company and 12 full-time equivalent employees from outside sources working on the project. SouthTrust also has a related management committee dedicated to

Year 2000 issues. The Program Office has helped to establish and actively participates in several peer groups that work together on the Year 2000 problem and its resolution. The Year 2000 Program Office reports on the status of year 2000 readiness to the SouthTrust Corporation and SouthTrust Bank Boards of Directors quarterly.

         SouthTrust has established a four-phase methodology for use in assessing the project's state of readiness. The first phase is Awareness. In this phase both upper and executive management are made aware of the issues and executive sponsorship is obtained. The second phase is Assessment and Inventory, where the extent of problems is assessed and inventory is taken of systems and applications. The third phase, Remediation, includes fixing of the code and unit testing of those fixes. The fourth phase is Certification Testing and Implementation.

         The majority of the Year 2000 issues facing the Company are information technology ("IT") in nature. All IT systems are currently in the fourth phase and completion of this phase is expected by December 31, 1998. Non-IT systems, which include embedded technology such as micro controllers, are also being considered. These systems are currently in the third phase and are expected to have completed the fourth and final phase by the middle of next year. SouthTrust's overall readiness testing plan calls for three complete parallels of the century rollover. All mainframe systems will experience these three tests before December 31, 1999.

         The Company has established an extensive contingency plan for the period of time that the Company is going through the century change and is exposed to the year 2000 problem. This plan is designed to address the most likely risks facing the Company during that period. Some of these risks include application system failures, power outages, security systems, and environmental systems. As part of the contingency plan, the Company has completed a business impact analysis for all of its core business units and is in the process of testing the contingency plan related to each unit. This testing is on schedule and will be completed by December 31, 1998.

         The Company relies on several third party service providers who are also affected by the year 2000 problem. The Company has worked closely with these providers to monitor, to the extent possible, the progress of their year 2000 efforts. The Program Office has interviewed or conducted on-site visits with most of its critical service providers and in many cases has obtained written or verbal verification of their status. Although the Company has obtained and continues to obtain these verifications, there can be no assurance that the potential impact of a major interruption or failure in the services provided by these companies would not have a material adverse effect on the Company's financial condition or results of operations.

         The total Year 2000 project cost is expected to total approximately $15 million, $5.8 million of which was expensed in the year ended December 31, 1997. For the nine months ended September 30, 1998, the Company has expensed $4.5 million.

         There were no other significant non-recurring non-interest expense items recorded in 1998 or 1997.

INCOME TAX EXPENSE.

         Income tax expense for the third quarter of 1998 was $42.7 million for an effective tax rate of 31.1% compared to $44.1 million or an effective rate of 36.0% in the third quarter of 1997. For the nine months ended September 30, 1998, income tax expense was $132.7 million for an effective tax rate of 32.9% compared to tax expense of $125.4 million and an effective tax rate of 35.8% during the first nine months of 1997. The statutory federal income tax rate was 35% in 1998 and 1997.

LOANS.

         Loans, net of unearned income at September 30, 1998 were $25,657.3 million, an increase of $3,182.5 million or 14.2% over the December 31, 1997 level. Of the total loan increase, $1,112.2 million was obtained in the acquisition of other financial institutions consummated during the first nine months of 1998. Internal growth accounted for the remaining $2,070.3 million of the increase.

         Management has made a strategic decision to reduce the Company's amount of indirect lending and to closely manage the required return expected on various loan product types. This decision contributed to a change in the mix of loans during the first nine months of 1998.

         The Company has participated in loan securitizations, which allow the Company to actively manage its loan portfolio. Specifically, securitizations allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans securitized and sold, consisting mainly of 1-4 family mortgages, amounted to approximately $1,033.8 million and $1,670.6 million during the year ended December 31, 1997 and the nine month period ended September 30, 1998, respectively.


LOAN PORTFOLIO                                                         TABLE 5
(In millions)


                                                                      Quarters Ended
                                            ----------------------------------------------------------------------------
                                                               1998                                    1997
                                            -------------------------------------------     ---------------------------
                                              Sept 30          Jun 30          Mar 31         Dec 31          Sept 30
                                            -----------     -----------     -----------     -----------     -----------
Commercial, financial and agricultural      $   8,656.8     $   8,219.4     $   7,564.2     $   7,548.4     $   6,846.0
Real estate construction                        3,379.1         3,150.0         2,966.4         2,937.2         2,539.6
Commercial real estate mortgage                 4,407.2         4,173.4         4,005.7         3,543.8         3,516.3
Residential real estate mortgage                6,116.6         5,977.2         5,769.7         5,277.1         5,593.2
Lease financing                                 1,011.1           930.1           855.7           869.0           809.9
Loans to individuals                            2,268.5         2,374.9         2,543.8         2,458.4         2,511.7
                                            -----------     -----------     -----------     -----------     -----------
                                               25,839.3        24,825.0        23,705.5        22,633.9        21,816.7

Unearned income                                  (182.0)         (170.9)         (156.6)         (159.1)         (148.9)
                                            -----------     -----------     -----------     -----------     -----------
Loans, net of unearned income                  25,657.3        24,654.1        23,548.9        22,474.8        21,667.8

Allowance for loan losses                        (364.4)         (354.1)         (336.0)         (315.5)         (310.7)
                                            -----------     -----------     -----------     -----------     -----------
Net loans                                   $  25,292.9     $  24,300.0     $  23,212.9     $  22,159.3     $  21,357.1
                                            ===========     ===========     ===========     ===========     ===========

ALLOWANCE FOR LOAN LOSSES

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

         The allowance for loan losses at September 30, 1998 was $364.4 million or 1.42% of net loans compared to $315.5 million or 1.40% at December 31, 1997. Net charge-offs during the nine months ended September 30, 1998 totaled $39.5 million or 0.22% of average net loans on an annualized basis. The provision for loan losses during this same period added $65.4 million to the allowance for loan losses. Also, the allowance for loan losses at acquisition date of acquired financial institutions augmented the allowance by $23.0 million in 1998.


Allowance for Loan Losses                                               Table 6
(In  thousands)


                                                                                           Quarters Ended
                                                                -----------------------------------------------------------------
                                                                               1998                                1997
                                                                -------------------------------------       ---------------------
                                                                Sept 30         Jun 30         Mar 31       Dec 31       Sept 30
                                                                -------         ------         ------       ------       -------
Balance beginning of quarter                                    $354,076      $ 335,995      $ 315,471     $ 310,725   $ 297,696
Loans charged-off:
         Commercial, financial and agricultural                    3,866          5,948          3,740         7,626       2,844
         Real estate construction                                      0              5              0            91         (31)
         Commercial real estate mortgage                              49            152             22            54         460
         Residential real estate mortgage                            886            464            918         1,608       1,113
         Lease financing                                             154            385            379           235          36
         Loans to individuals                                     11,066         10,754         11,263        10,129       8,891
                                                                --------      ---------       --------      --------   ---------
                Total charge-offs                                 16,021         17,708         16,322        19,743      13,313
                                                                ========      =========       ========      ========   =========
                                                                -
Recoveries of loans previously charged-off
         Commercial, financial and agricultural                    1,079          1,154          1,133         1,008       1,523
         Real estate construction                                      0             34              7             0           0
         Commercial real estate mortgage                              15             (8)            27           152         271
         Residential real estate mortgage                             68            162             78            48          85
         Lease financing                                              11             16              0             7          36
         Loans to individuals                                      2,118          2,666          2,008         1,537       1,534
                                                                --------      ---------       --------      --------   ---------
                Total recoveries                                   3,291          4,024          3,253         2,752       3,449
                                                                ========      =========       ========      ========   =========
Net loans charged-off                                             12,730         13,684         13,069        16,991       9,864
Additions to allowance charged to expense                         22,040         25,481         17,855        21,734      20,002
Subsidiaries' allowance at date of purchase                          976          6,284         15,738             3       2,891
                                                                --------      ---------       --------      --------   ---------
         Balance at end of quarter                              $364,362      $ 354,076       $335,995      $315,471   $ 310,725
                                                                ========      =========       ========      ========   =========

(In  millions)
Loans outstanding at quarter end,
                net of unearned income                          $25,657.3     $24,654.1      $23,548.9     $22,474.8   $21,667.8
Average loans outstanding,
                net of unearned income                          $25,001.3     $23,972.0      $23,075.8     $21,927.0   $21,333.6

Ratios:
         End-of-quarter allowance to net loans outstanding          1.42%          1.44%          1.43%         1.40%       1.43%
         Net loans charged off to net average loans                 0.20           0.23           0.23          0.31        0.18
         Provision for loan losses to net charge-offs             173.13         186.21         136.62        127.90      202.76
         Provision for loan losses to net average loans             0.35           0.43           0.31          0.39        0.37

NON-PERFORMING ASSETS.

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $167.8 million at September 30, 1998, a decrease of $12.6 million from the December 31, 1997 level. Non-performing assets obtained through acquisitions during the nine month period totaled $2.9 million. In the second and third quarters of 1998, several non-accrual loans became current in their payments and were placed back on accruing status, accounting for the decrease in non-performing assets from their December 31, 1997 level. The ratio of non-performing assets to total loans plus other non-performing assets was 0.65 % at September 30, 1998, while the allowance for loan losses to non-performing loans ratio was 375.05% for the same period.

         In addition to loans on non-performing status at September 30, 1998, the Company had loans of approximately $35.7 million for which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, which may result in the loans' repayment terms being restructured and/or the loans being placed on non-performing status. These potential problem loans are current with respect to principal and interest payments and are not presently on non-accrual status; however, they are continuously reviewed by management and their classification may be changed if conditions warrant. At December 31, 1997, potential problem loans totaled $23.3 million.


NON-PERFORMING ASSETS                                                  TABLE 7
(Dollars in millions)

                                                                                           Quarters Ended
                                                                -------------------------------------------------------------
                                                                               1998                            1997
                                                                -----------------------------------    ----------------------
                                                                 Sept 30       Jun 30        Mar 31       Dec 31     Sept 30
                                                                ---------    ---------    ---------    ---------    ---------
Non-performing loans
         Commercial, financial, and agricultural                $    46.7    $    53.5    $    69.6    $    61.1    $    60.8
         Real estate construction                                     7.2          7.1          4.9          4.4          5.6
         Commercial  real estate mortgage                            11.4          6.0         16.4         15.5         11.4
         Residential real estate mortgage                            27.4         32.9         33.7         31.5         27.2
         Lease financing                                              0.4          0.5          0.6          0.3          0.3
         Loans to individuals                                         4.1          5.5          7.2          7.1         10.5
                                                                ---------    ---------    ---------    ---------    ---------
                Total non-performing loans                           97.2        105.5        132.4        119.9        115.8
                                                                ---------    ---------    ---------    ---------    ---------
Other real estate owned                                              47.7         44.0         41.2         43.8         47.7

Other repossessed assets                                             22.9         22.9         22.0         16.7         12.4
                                                                ---------    ---------    ---------    ---------    ---------
                Total non-performing assets                     $   167.8    $   172.4    $   195.6    $   180.4    $   175.9
                                                                =========    =========    =========    =========    =========
Accruing loans past due 90 days or more                         $    71.2    $    65.4    $    54.1    $    54.0    $    50.9

Ratios:
         Non-performing loans to total loans                         0.38%        0.43%        0.56%        0.53%        0.53%

         Non-performing assets to total loans
                plus other non-performing assets                     0.65         0.70         0.83         0.80         0.81

         Non-performing assets and accruing loans
                90 days or more past due to total loans
                plus other non-performing assets                     0.93         0.96         1.06         1.04         1.04

         Allowance for loan losses to non-performing loans         375.05       335.61       253.74       263.16       268.38

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

         Total securities, including those designated as held-to-maturity and available-for-sale, have increased $497.3 million since December 31, 1997. The increase includes $390.8 million in securities that were obtained through the acquisition of other financial institutions during the first nine months of 1998.

         The Company's investment in collateralized mortgage obligations presents some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of declining interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages. The Company doesn't consider this risk to be significant. The Company's investment in structured notes and other derivative investment securities is nominal and would not have a significant effect on the Company's net interest margin.

HELD-TO-MATURITY AND AVAILABLE-FOR-SALE SECURITIES                      TABLE 8


                                                        Held-to-maturity securities
                                         ------------------------------------------------------
                                            September 30, 1998            December 31, 1997
                                         ------------------------    --------------------------
                                          Amortized        Fair       Amortized       Fair
(Dollars in millions)                       Cost           Value        Cost          Value
                                         ----------    ----------    ----------     -----------
U.S. Treasury securities                 $      6.4    $      6.6    $      0.7    $      0.7

U.S. Government agency securities           1,983.9       2,007.3       1,895.2       1,905.8

Collateralized mortgage obligations
   and mortgage backed securities             394.0         406.4         464.1         476.2

Obligations of states and political
   subdivisions                               139.4         148.2         161.9         173.7

Other securities                               34.8          36.6          35.3          36.9
                                         ----------    ----------    ----------    ----------
     Total                               $  2,558.5    $  2,605.1    $  2,557.2    $  2,593.3
                                         ==========    ==========    ==========    ==========
                                                        Available-for-sale securities

                                         ------------------------------------------------------
                                            September 30, 1998            December 31, 1997
                                         ------------------------    --------------------------
                                          Amortized       Fair        Amortized        Fair
                                            Cost          Value         Cost           Value
                                         ----------    ----------    ----------     -----------
U.S. Treasury securities                 $    166.3    $    167.6    $    172.6    $    173.4

U.S. Government agency securities             886.3         894.5         473.2         475.0

Collateralized mortgage obligations
   and mortgage backed securities           1,899.7       1,915.9       2,044.0       2,056.5

Obligations of states and political
   subdivisions                               201.7         204.4           3.8           3.9

Other securities                              232.2         230.7         205.6         208.3
                                         ----------    ----------    ----------    ----------
     Total                               $  3,386.2    $  3,413.1    $  2,899.2    $  2,917.1
                                         ==========    ==========    ==========    ==========

SHORT-TERM INVESTMENTS.

         Short-term investments at September 30, 1998 totaled $898.0 million, reflecting an increase of $386.0 million from the December 31, 1997 level of $512.0 million. At September 30, 1998, short-term investments consisted of $40.7 million in federal funds sold and securities purchased under resale agreements, $0.7 million in time deposits with other banks, $743.8 million in mortgage loans in the process of being securitized and sold to third party investors and $112.8 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.

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

         Deposits are the Company's primary source of funding. Total deposits at September 30, 1998 were $24,207.8 million, up $4,621.2 million or 23.6% from the December 31, 1997 level of $19,586.6 million. During the first nine months of 1998, acquisitions of other financial institutions added $4,575.9 million of deposits. At September 30, 1998, total deposits included interest-bearing deposits of $21,727.8 million and other deposits of $2,480.0 million. Core deposits, defined as demand deposits and time deposits less than $100,000, totaled $20,609.3 million or 85.1% of total deposits at September 30, 1998. This compares to core deposits of $16,805.2 million or 85.8% at December 31, 1997.

         Short-term borrowings at September 30, 1998 were $4,186.2 million and included federal funds purchased of $1,689.6 million, securities sold under agreements to repurchase of $1,448.6 million and other borrowed funds of $1,048.0 million. At September 30, 1998, total short-term borrowings were 11.8% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $4,750.4 million or 15.4% of total liabilities and stockholders' equity at December 31, 1997.

         FHLB advances totaled $2,787.3 million at September 30, 1998. The current quarter end balance is up $5.0 million from the level outstanding at December 31, 1997. The Company uses FHLB advances as an alternative to wholesale certificates of deposit or other deposit programs with similar maturities. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset / liability management strategy.

         At September 30, 1998, total long-term debt was $1,155.0 million, representing a net increase of $48.6 million from the December 31, 1997 level of $1,106.4 million. This increase in debt was due to the issuance of $200.0 million of 6.125% subordinated capital notes due in 2028, net of $150.0 million in variable rate Bank Note maturities and $1.6 million in repayments on other debt. The $200.0 million issuance is allowable capital for risk based capital purposes. Acquisitions completed during the first nine months of 1998 had no effect on long-term debt outstanding.

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

         The September 30, 1998 Tier 1 and Total capital to risk weighted assets were 6.78% and 11.06%, respectively, down from the December 31, 1997 ratios of 7.72% and 12.07%. These decreases were due to the approximate $294 million intangible asset generated in the Company's acquisition of Home Savings of America. Partially off setting the intangible effect was a $233.4 million issuance of common stock and a $200 million issuance of allowable long-term debt during the first quarter of 1998.

CAPITAL RATIOS                                                          TABLE 9
(Dollars in millions)

                                                             1998                                      1997
                                           -----------------------------------------------------------------------------
                                            Sept 30         Jun 30            Mar 31          Dec 31          Sept 30
                                           ---------     ------------     ------------     ------------     -----------
Tier 1 capital:
   Stockholders' equity                    $ 2,660.1     $    2,576.8     $    2,485.8     $    2,194.6     $   2,015.1
   Intangible assets other than
        servicing rights                      (557.0)          (268.7)          (278.9)          (220.3)         (225.1)
   Unrealized (gain)/loss on
        available-for-sale securities          (17.0)            (6.9)            (9.3)           (11.2)          (18.3)
                                           ---------     ------------     ------------     ------------     -----------
        Total Tier 1 capital                 2,086.1          2,301.2          2,197.6          1,963.1         1,771.7
                                           ---------     ------------     ------------     ------------     -----------


Tier 2 capital:
   Allowable reserve for loan losses           364.4            354.1            336.0            315.5           300.4
   Allowable long-term debt                    955.0            990.0            990.0            790.0           665.0
                                           ---------     ------------     ------------     ------------     -----------
        Total Tier 2 capital                 1,319.4          1,344.1          1,326.0          1,105.5           965.4
                                           ---------     ------------     ------------     ------------     -----------
        Total risk-based capital          $  3,405.5     $    3,645.3     $    3,523.6     $    3,068.6     $   2,737.1
                                           =========     ============     ============     ============     ===========

Risk-weighted assets                       $30,785.1     $   29,165.4     $   26,978.3     $   25,418.0     $  24,026.6
Risk-based ratios:
   Tier 1 capital                               6.78%            7.89%            8.15%            7.72%           7.37%
   Total capital                               11.06            12.50            13.06            12.07           11.39
Leverage ratio                                  6.08             6.93             7.01             6.61            6.14

COMMITMENTS.

         The Company's subsidiary bank had standby letters of credit outstanding of approximately $628.3 million at September 30, 1998 and $621.6 million at December 31, 1997.

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $10,641.6 million at September 30, 1998 and $7,107.6 million at December 31, 1997. Policies as to collateral and assumption of credit risk for off-balance sheet commitments are essentially the same as those for extension of credit to its customers.

         Presently the Company has no commitments for significant capital expenditures.

         The Company's subsidiaries regularly originate and sell loans, consisting primarily of mortgage loans sold to third party investors, which contain various recourse provisions to the seller. Losses historically realized through the repurchase or other satisfaction of these recourse provisions have been insignificant. The total amount of loans outstanding subject to recourse was $1,087.8 million at September 30, 1998 and $1,138.4 million at December 31, 1997. Under terms of the recourse agreements, the Company would be required to repurchase certain loans if they become non-performing. All such loans sold had a loan-to-collateral ratio of 80% or less, or mortgage insurance to cover losses up to 80% of the collateral value, at the times the various loans were originated. The underlying collateral to these mortgages are generally 1-4 family residential properties. Potential losses under these recourse agreements are affected by the collateral value of the particular loans involved. Estimates of losses are recognized when the mortgages are sold and are adjusted subsequently when estimated losses change.

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

         From time to time, the Company utilizes interest rate options to hedge mortgage loans held for sale. During the first nine months of 1998, the effect on net income from use of options was insignificant.

INTEREST RATE SWAPS                                                    TABLE 10
September 30, 1998
(Dollars in millions)

                                                     Average
                                                    Maturity In    Average Rate  Average Rate
                 Notional Value     Fair Value         Months          Paid        Received
                 --------------     ----------      -----------    ------------  ------------
Gain position      $  920.0           $  87.5            77.2         5.73%          6.80%

Loss position          --                  --              --           --             --
                   --------           -------
   Total           $  920.0           $  87.5             77.2        5.73%          6.80%
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

                            PART II-OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to January 25, 1999, then the Board of Directors' proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

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

                  11-       Statement of Computation of Earnings Per Share.

                  27-       Financial Data Schedule (for SEC use only)

                  * Incorporated herein by reference

         (b)      Reports on Form 8-K



                  During the three months ended September 30, 1998, and through the date of this report, the Company did not file a Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SOUTHTRUST CORPORATION


Date: November 13 , 1998                         /S/ Wallace D. Malone, Jr.
      -------------------------------           -------------------------------
                                                Wallace D. Malone, Jr.
                                                Chairman and Chief
                                                Executive Officer



Date: November 13, 1998                          /S/ Alton E. Yother
      -------------------------------           -------------------------------
                                                Alton E. Yother
                                                Secretary, Treasurer and
                                                Controller