Form 10-K405
period 1998-12-31
SOUTHTRUST CORP
filed 1999-03-05
CIK 92081

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996.]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

       Registrants telephone number, including area code: (205) 254-5530
        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK -- PAR VALUE $2.50 PER SHARE
                                (Title of Class)

     Indicate by a check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1999.

           Common Stock, par value $2.50 per share -- $6,700,975,820

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 26, 1999.

         Common Stock, par value $2.50 per share -- 167,263,047 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement for the annual meeting of stockholders on April 21, 1999 are incorporated by reference into Part III.

===============================================================================

                                     PART I

ITEM 1  BUSINESS

     SouthTrust Corporation ("SouthTrust" or the "Company"), is a registered bank holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, engaging in a full range of banking services from 616 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of December 31, 1998, the Company had consolidated total assets of $38.1 billion, which ranked it as the largest bank holding company headquartered in Alabama, and one of the twenty-two largest bank holding companies in the United States.

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

     The Company employs approximately 12,000 persons and considers that its relations with these employees are good.

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

BANK-RELATED SUBSIDIARIES

     The bank-related direct or indirect subsidiaries of SouthTrust are SouthTrust Mortgage Corporation, a mortgage banking company servicing approximately $8.6 billion in mortgage loans for long-term investors; SouthTrust Life Insurance Company, a credit life insurance company; SouthTrust Insurance, Inc., an insurance company; and SouthTrust Securities, Inc., an investment services company.

BUSINESS COMBINATIONS

     The Company has pursued a strategy of acquiring banks and financial institutions throughout the major growth areas of Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Texas. The purpose of this expansion is to give the Company business development opportunities in metropolitan markets with favorable prospects for population and per capita income growth. As a routine part of its business, the Company evaluates opportunities to acquire bank holding companies, banks and other financial institutions. In addition, in the normal course of its business, the Company seeks out and receives inquiries from financial institutions regarding the possible acquisition of such institutions. The Company routinely evaluates these opportunities. Thus, at any point in time, the number of acquisition opportunities that may be available to the

Company, as well as the stage of development of such activity, are subject to change. These acquisitions are used to augment the Company's strong internal growth. All potential acquisitions must meet specific internal criteria designed to protect and enhance shareholder value.

     During 1998, the Company completed nine acquisitions, adding approximately $5,154.5 million in total assets, $1,241.3 million in loans, and $4,780.0 million in deposits.

     Additional information relating to business combinations can be found in Note B to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

     In this report and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that may be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe, expect, anticipate, intend, estimate" and similar expressions. These statements may relate to, among other things, Year 2000 readiness and unforeseen or unanticipated costs associated with Year 2000 compliance, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Company's markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties.

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

     According to Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support.

     The approval of the Office of the Comptroller of the Currency ("OCC") is required for any dividend proposed to be paid by SouthTrust Bank to the Company if the total of all dividends declared by SouthTrust Bank in any calendar year would exceed the total of its net profits, as defined by the OCC, for that year, combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under the foregoing laws and regulations, at December 31, 1998, approximately $527.7 million was available for payment of dividends to the Company declared by the

Company's subsidiaries, primarily SouthTrust Bank. The payment of dividends by SouthTrust Bank may also be affected by other factors, such as the maintenance of adequate capital for SouthTrust Bank. Furthermore, the OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

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

     On December 31, 1998 the Company's subsidiary bank exceeded the "well capitalized" threshold per the guidelines, with a Tier 1 capital ratio of 6.58%, a total risk-based capital ratio of 10.60% and a leverage ratio of 6.10%.

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

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

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

     At December 31, 1998, of the bank holding companies headquartered in Alabama, SouthTrust was the largest in terms of assets. In other geographic areas, the Company's market share is significantly smaller than its competitor's.

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

                       EXECUTIVE OFFICERS OF THE COMPANY

                                                                                      EXECUTIVE
                                                                                    OFFICER OF THE
                                                                                       COMPANY
NAME AND AGE                                 POSITIONS HELD WITH THE COMPANY            SINCE
------------                                 -------------------------------        --------------
Wallace D. Malone, Jr. (62)............  Chairman, President and Chief Executive         1972
                                         Officer
James W. Rainer, Jr. (56)..............  Executive Vice President                        1982
Alton E. Yother (46)...................  Secretary, Treasurer and Controller             1998(1)
Julian Banton (58).....................  Chairman, President and                         1982
                                         Chief Executive Officer
                                         SouthTrust Bank, N.A.
J. Michael Battle (54).................  Executive Vice President                        1992
                                         SouthTrust Bank, N.A.
Thomas H. Coley (55)...................  Executive Vice President                        1989
                                         SouthTrust Bank, N.A.
Fred C. Crum (54)......................  Executive Vice President                        1986
                                         SouthTrust Bank, N.A.
Robert H. Dewey, III (48)..............  Executive Vice President                        1998(2)
                                         SouthTrust Bank, N.A.
Charles Mark Duthu (43)................  Executive Vice President                        1998(3)
                                         SouthTrust Bank, N.A.
R. Glenn Eubanks (50)..................  Executive Vice President                        1990
                                         SouthTrust Bank, N.A.
Charles M. Murrell (52)................  Executive Vice President                        1986(4)
                                         SouthTrust Bank, N.A.
William C. Patterson (56)..............  Executive Vice President                        1979
                                         SouthTrust Bank, N.A.
C. Perry Relfe (56)....................  Executive Vice President                        1981
                                         SouthTrust Bank, N.A.
E. Frank Schmidt (57)..................  Executive Vice President                        1995
                                         SouthTrust Bank, N.A.
Richard S. White, Jr. (64).............  Executive Vice President                        1997
                                         SouthTrust Bank, N.A.

---------------

(1) Mr. Yother was elected as Secretary, Treasurer and Controller effective October 1998. Prior to that time, Mr. Yother was Senior Vice President of Management Accounting.

(2) Mr. Dewey joined SouthTrust Bank, N.A. in August 1998 as Executive Vice President of Corporate Banking in Atlanta, Georgia. Prior to that time, Mr. Dewey headed statewide commercial banking operations for Barnett Bank of Florida.
(3) Mr. Duthu joined SouthTrust Bank, N.A. as Executive Vice President of SouthTrust Asset Management Company in December 1998. Prior to that time, Mr. Duthu was Managing Director of Investment Management and Private Asset Management with Bank One, Louisiana, N.A.
(4) Mr. Murrell became Executive Vice President of the Information Services Division of SouthTrust Bank, N.A. in January 1998. Prior to that time, Mr. Murrell was President of SouthTrust Data Services, Inc.

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

ITEM 2  PROPERTIES

     The Company's subsidiary bank and companies occupy various offices throughout Alabama, Florida, Tennessee, Georgia, North Carolina, South Carolina, Mississippi and Texas. These properties are both owned and leased. Leased properties constitute primarily land and buildings under long-term leases in which the subsidiary bank maintains offices.

ITEM 3  LEGAL PROCEEDINGS

     Certain of the Company's subsidiaries are defendants in various legal proceedings arising in the normal course of business. These claims relate primarily to the lending and investment advisory services provided by the Company and include alleged compensatory and punitive damages.

     In addition, subsidiaries of the Company have been named as defendants in suits that allege fraudulent, deceptive or collusive practices in connection with certain financing and deposit-taking activities, including suits filed as class actions. These suits are typical of complaints that have been filed in recent years challenging financial transactions between plaintiffs and various financial institutions. The complaints in such cases frequently seek punitive damages in transactions involving fairly small amounts of actual damages, and in recent years, have resulted in large punitive damage awards to plaintiffs.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                                                    1998      1997      1996      1995      1994
                                                  --------   -------   -------   -------   -------
Market price range:
  High..........................................  $  45.38   $ 42.83   $ 24.08   $ 18.17   $ 14.75
  Low...........................................     24.88     22.75     16.83     12.00     11.33
Market value at year end........................     36.94     42.29     23.25     17.08     12.00
Book value per share............................     16.38     14.28     12.03     10.85      9.29
Price per share to earnings ratio...............     17.19x    14.56x    11.09x     9.96x     9.09x
Cash dividends declared.........................      0.76      0.67      0.59      0.53      0.45
Dividend yield at year end......................      2.06%     1.58%     2.52%     3.12%     3.78%
Dividend payout ratio...........................     33.67     32.47     32.41     33.74     31.45
Per common share:
  Net income -- basic...........................  $   2.27   $  2.05   $  1.80   $  1.58   $  1.44
  Net income -- diluted.........................      2.25      2.03      1.79      1.57      1.43
Shares outstanding (in thousands):
  Average -- basic..............................   162,732   149,684   141,183   125,838   120,264
  Average -- diluted............................   164,148   151,008   142,154   126,687   121,157
  End of year...................................   167,211   153,665   144,209   131,856   122,139

     Quarterly high and low sale prices of and cash dividends declared on SouthTrust common stock are included in Table 13, included elsewhere in this report.

     As of February 26, 1999, the Company had approximately 15,907 shareholders of record.

ITEM 6  SELECTED FINANCIAL DATA

                                     1998          1997          1996          1995          1994
                                  -----------   -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings Summary:
  Interest income...............  $ 2,557,462   $ 2,232,252   $ 1,804,220   $ 1,484,623   $ 1,108,612
  Interest expense..............    1,386,256     1,186,079       938,194       791,423       501,067
                                  -----------   -----------   -----------   -----------   -----------
  Net interest income...........    1,171,206     1,046,173       866,026       693,200       607,545
  Provision for loan losses.....       94,796        90,613        90,027        61,286        44,984
                                  -----------   -----------   -----------   -----------   -----------
  Net interest income after
     provision for loan
     losses.....................    1,076,410       955,560       775,999       631,914       562,561
  Non-interest income (excluding
     securities transactions)...      346,704       247,087       235,457       202,157       176,387
  Gains on trading securities,
     net........................       16,426        10,607         9.033         5,915         7,052
  Gains on loans held for sale,
     net........................       18,420        11,074         8,910           399         1,009
  Gains on available-for-sale
     securities, net............        4,292         1,739         1,409           193           330
  Non-interest expense..........      914,443       748,216       643,298       536,534       485,999
                                  -----------   -----------   -----------   -----------   -----------
  Income before income taxes....      547,809       477,851       387,510       304,044       261,340
  Income taxes..................      179,199       171,143       132,807       105,039        88,338
                                  -----------   -----------   -----------   -----------   -----------
  Net income....................  $   368,610   $   306,708   $   254,703   $   199,005   $   173,002
                                  ===========   ===========   ===========   ===========   ===========
Per common share:
  Net income -- basic...........        $2.27         $2.05         $1.80         $1.58         $1.44
  Net income -- diluted.........         2.25          2.03          1.79          1.57          1.43
  Cash dividends declared.......         0.76          0.67          0.59          0.53          0.45
Ending balances:
  Loans, net of unearned
     income.....................  $27,317,506   $22,474,785   $19,331,132   $14,655,162   $12,121,907
  Total assets..................   38,133,774    30,906,445    26,223,193    20,787,024    17,632,059
  Deposits......................   24,839,892    19,586,584    17,305,493    14,575,077    12,801,239
  FHLB advances.................    2,780,340     2,782,355     1,744,159       651,881       251,887
  Long-term debt................    1,154,937     1,106,443       983,243       535,431       388,829
  Stockholders' equity..........    2,738,266     2,194,641     1,734,892     1,430,870     1,135,268
  Common shares (in
     thousands).................      167,211       153,665       144,209       131,856       122,139
Average balances:
  Loans, net of unearned
     income.....................  $24,609,027   $20,888,850   $16,885,469   $13,326,127   $10,606,579
  Earning assets................   31,407,762    26,769,701    21,774,828    17,616,243    14,733,733
  Total assets..................   34,097,250    28,472,372    23,283,988    18,983,869    15,934,917
  Deposits......................   22,072,522    18,152,342    15,878,025    13,612,151    11,902,013
  Stockholders' equity..........    2,547,217     1,951,243     1,599,615     1,260,719     1,091,133
  Common shares-basic (in
     thousands).................      162,732       149,684       141,183       125,838       120,264
  Common shares-diluted (in
     thousands).................      164,148       151,008       142,154       126,687       121,157
Selected ratios:
  Return on average total
     assets.....................         1.08%         1.08%         1.09%         1.05%         1.09%
  Return on average
     stockholders' equity.......        14.47         15.72         15.92         15.79         15.86
  Average equity to average
     assets.....................         7.47          6.85          6.87          6.64          6.85
  Non-interest expense as a
     percent of average total
     assets.....................         2.68          2.63          2.76          2.83          3.05
  Efficiency ratio..............        58.54         56.47         56.86         58.57         60.15

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EARNINGS SUMMARY

THREE YEARS ENDED DECEMBER 31, 1998

     SouthTrust reported net income of $368.6 million or $2.25 per diluted share for the year ended December 31, 1998, compared to net income of $306.7 million or $2.03 per diluted share for the year ended December 31, 1997. Net income in 1996 was $254.7 million or $1.79 per diluted share.

     The increase in net income in 1998 over 1997 was primarily attributable to the 17% growth in average earning assets.

     Net earnings resulted in a return on average assets of 1.08% in 1998 and 1997, and a return on average stockholders' equity of 14.47% in 1998 compared to 15.72% for 1997.

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

     Net interest income increased 12% to $1,180.6 million from $1,056.2 million in 1997 and $877.9 million in 1996. The taxable equivalent net interest margins for the three years ended December 31, 1998 were 3.76%, 3.94% and 4.03%, respectively. The net interest spread between interest-earning assets and interest-bearing liabilities decreased 8 basis points to 3.35% in 1998 from 3.43% in 1997. The net interest spread in 1996 was 3.40%. The net interest spread is affected by competitive pressures, Federal Reserve Bank (the "Fed") monetary policies and the composition of interest-earning assets and interest-bearing liabilities.

     Interest income increased $324.6 million to $2,566.8 million in 1998 from $2,242.2 million in 1997. Interest income in 1996 totaled $1,816.1 million. The increase in interest income during 1998 was attributable to an increase in the volume of average interest-earning assets of 17% to $31.4 billion. The effect of the increase in interest-earning assets was partially offset by a decrease in the yield of those assets of 19 basis points to 8.18% in 1998 from 8.37% in 1997. An increase in the volume of interest-earning assets of 23% was also responsible for the $426.1 million increase in interest income from 1996 to 1997. In addition, the yield on average interest-earning assets increased 4 basis points from 8.33% in 1996 to 8.37% in 1997.

     In 1998, the Company's net interest margin decreased in part due to the effect of the Company's purchase of Bank Owned Life Insurance (BOLI), which is more fully described in the non-interest income discussion in this report. BOLI is a non-interest-earning asset and changes in its carrying value as a result of increases in cash surrender value flow through non-interest income. The investment in BOLI of $675 million, of which $175 million was purchased in 1998, was made as an alternative to investing in interest-earning assets. The resulting net interest margin effect of all BOLI for the year ended December 31, 1998 was recording approximately $29 million less interest income than would have been reported if the BOLI investment had instead been invested in interest-earning assets, or 9 basis points.

     The trend was also affected by the loan mix. The Company is continuing to place emphasis on growing its commercial loan portfolio. These loans are competitively priced in the marketplace, generally having thinner margins than other lending opportunities. However, these loans have shorter maturities than other loan types, reducing the Company's exposure to interest rate and liquidity risk. Since historical net credit losses on commercial loans have been lower than those on loans to individuals, the Company considers the yield available on commercial loans acceptable in comparison to other types of lending with higher projected credit risk.

     The mix of interest-earning assets remained relatively stable during 1998 as compared to 1997, with average loans accounting for approximately 78% of average earning assets in both 1998 and 1997. During 1998, average loans increased 18% to $24.6 billion from $20.9 billion in 1997. The effect on interest income from this loan growth was somewhat offset by a decrease in the average yield on loans to 8.55% during 1998 from 8.78% during 1997. Interest income on loans increased 15% to $2,105.0 million in 1998.

     Total securities, including held-to-maturity and available-for-sale securities, accounted for approximately 19% of average earning assets in 1998 and 21% in 1997. Their average yield of 6.75% in 1998 compared to 6.91% in 1997. Interest income on securities increased $29.5 million to $409.3 million. The net increase in securities income was primarily the result of the change in the volume of securities which increased 10% from 1997 to $6.1 billion at December 31, 1998.

     Short-term investments were approximately 2% of average earning assets in 1998 and produced an average yield of 7.26%. During 1997 short-term investments accounted for approximately 1% of average earning assets and produced an average yield of 7.58%. Interest income on short-term investments increased $23.6 million to $52.5 million in 1998.

     Interest expense increased $200.2 million or 17% to $1,386.3 million in 1998. This compares to an increase of $247.9 million or 26% to $1,186.1 million in 1997. The average rate paid on interest-bearing liabilities decreased 11 basis points to 4.83% in 1998 from 4.94% in 1997. This decrease is primarily due to the lowering of the Fed Funds inter-bank borrowing rate by the Federal Reserve Bank during the latter part of 1998. The average rate paid on interest-bearing liabilities in 1996 was 4.93%. Additionally, the increase in interest expense was attributable to continued growth in the average volume of interest-bearing liabilities. During 1998, the volume of average interest-bearing liabilities increased $4.7 billion or 20% to $28.7 billion. Approximately $4.6 billion of this increase was due to acquisitions. This compared to 1997 growth in volume of $5.0 billion or 26%.

AVERAGE BALANCES AND INTEREST RATES, INTEREST YIELD/RATES
ON FULLY TAXABLE EQUIVALENT BASIS (TABLE 1)

     The following table details average balances of interest-earning assets and interest-bearing liabilities, the fully taxable equivalent amount of interest earned/paid thereon, and the fully taxable equivalent yield/rate for the three years ended December 31, 1998. The loan averages include loans on which the accrual of interest has been discontinued. Income on certain non-accrual loans is recognized on a cash basis.

                                                   1998                            1997
                                    ----------------------------------    -----------------------
                                     AVERAGE                  YIELD/       AVERAGE
                                     BALANCE     INTEREST     RATE(1)      BALANCE     INTEREST
                                    ---------   ----------   ---------    ---------   -----------
                                            (AVERAGE IN MILLIONS; INTEREST IN THOUSANDS)
ASSETS
Loans, net of unearned
 income(2)........................  $24,609.0   $2,105,011      8.55%     $20,888.9   $ 1,833,552
Held-to-maturity securities:
 Taxable..........................    2,587.9      181,991      7.03        2,037.4       143,941
 Non-taxable......................      147.7       15,798     10.70          190.0        20,146
Available-for-sale securities:
 Taxable..........................    3,212.2      205,082      6.41        3,234.8       213,579
 Non-taxable......................      127.8        6,397      5.12           37.3         2,113
Short-term investments............      723.2       52,533      7.26          381.3        28,916
                                    ---------   ----------     -----      ---------   -----------
       Total interest-earning
        assets....................   31,407.8   $2,566,812      8.18       26,769.7   $ 2,242,247
Allowance for loan losses.........     (350.1)                               (298.2)
Other assets......................    3,039.6                               2,000.9
                                    ---------                             ---------
       Total assets...............  $34,097.3                             $28,472.4
                                    =========                             =========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Savings deposits..................  $ 1,969.2   $   64,414      3.27%     $ 1,265.3   $    38,911
Interest-bearing demand
 deposits.........................      607.0       15,658      2.58          533.7        14,425
Time deposits.....................   17,173.0      817,831      4.76       14,258.0       691,786
Short-term borrowings.............    4,976.2      264,980      5.33        4,834.8       266,816
Federal Home Loan Bank advances...    2,767.5      146,708      5.30        2,107.6       112,646
Long-term debt....................    1,204.1       76,665      6.37          986.8        61,495
                                    ---------   ----------     -----      ---------   -----------
       Total interest-bearing
        liabilities...............   28,697.0    1,386,256      4.83       23,986.2     1,186,079
Demand deposits non-interest
 bearing..........................    2,323.3                               2,095.4
Other liabilities.................      529.8                                 439.6
                                    ---------                             ---------
       Total liabilities..........   31,550.1                              26,521.2
Stockholders' Equity..............    2,547.2                               1,951.2
                                    ---------                             ---------
       Total liabilities and
        stockholders' equity......  $34,097.3                             $28,472.4
                                    =========   ----------                =========   -----------
Net interest income...............              $1,180,556                            $ 1,056,168
                                                ==========                            ===========
Net interest margin...............                              3.76%
                                                               =====
Net interest spread...............                              3.35%
                                                               =====

                                      1997                    1996
                                    --------    ---------------------------------
                                     YIELD/      AVERAGE                  YIELD/
                                    RATE(1)      BALANCE     INTEREST    RATE(1)
                                    --------    ---------   ----------   --------
                                    (AVERAGE IN MILLIONS; INTEREST IN THOUSANDS)
ASSETS
Loans, net of unearned
 income(2)........................    8.78%     $16,885.4   $1,486,719     8.80%
Held-to-maturity securities:
 Taxable..........................    7.07        1,491.8      101,862     6.83
 Non-taxable......................   10.60          230.1       24,499    10.64
Available-for-sale securities:
 Taxable..........................    6.58        2,786.1      178,210     6.34
 Non-taxable......................    6.18           39.4        2,051     5.61
Short-term investments............    7.58          342.0       22,760     6.66
                                     -----      ---------   ----------    -----
       Total interest-earning
        assets....................    8.37       21,774.8   $1,816,101     8.33
Allowance for loan losses.........                 (239.3)
Other assets......................                1,748.5
                                                ---------
       Total assets...............              $23,284.0
                                                =========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Savings deposits..................    3.08%     $ 1,015.3   $   27,519     2.71%
Interest-bearing demand
 deposits.........................    2.70          567.8       15,956     2.81
Time deposits.....................    4.85       12,024.4      601,138     5.00
Short-term borrowings.............    5.52        3,636.7      194,159     5.34
Federal Home Loan Bank advances...    5.34        1,088.3       57,387     5.27
Long-term debt....................    6.23          696.6       42,035     6.03
                                     -----      ---------   ----------    -----
       Total interest-bearing
        liabilities...............    4.94       19,029.1      938,194     4.93
Demand deposits non-interest
 bearing..........................                2,270.5
Other liabilities.................                  384.8
                                                ---------
       Total liabilities..........               21,684.4
Stockholders' Equity..............                1,599.6
                                                ---------
       Total liabilities and
        stockholders' equity......              $23,284.0
                                                =========   ----------
Net interest income...............                          $  877,907
                                                            ==========
Net interest margin...............    3.94%                                4.03%
                                     =====                                =====
Net interest spread...............    3.43%                                3.40%
                                     =====                                =====

---------------

(1) Yields were calculated using average amortized cost of the underlying assets.
(2) Included in interest are net loan fees of $63,974,000, $58,237,000 and $49,790,000 in 1998, 1997 and 1996, respectively.

TAXABLE EQUIVALENT ADJUSTMENT ANALYSIS

                                             1998                                    1997                       1996
                             -------------------------------------   -------------------------------------   ----------
                                            TAXABLE      INTEREST                   TAXABLE      INTEREST
                              INTEREST    EQUIVALENT      INCOME      INTEREST    EQUIVALENT      INCOME      INTEREST
                               INCOME     ADJUSTMENTS     (FTE)        INCOME     ADJUSTMENTS     (FTE)        INCOME
                             ----------   -----------   ----------   ----------   -----------   ----------   ----------
                                                                   (IN THOUSANDS)
Loans......................  $2,102,095     $2,916      $2,105,011   $1,831,156     $2,396      $1,833,552   $1,483,706
Held-to-maturity
 securities:
 Taxable...................     181,991          0         181,991      143,941          0         143,941      101,862
 Non-taxable...............      10,354      5,444          15,798       13,224      6,922          20,146       15,972
Available-for-sale
 securities:
 Taxable...................     205,082          0         205,082      213,579          0         213,579      178,210
 Non-taxable...............       5,407        990           6,397        1,436        677           2,113        1,710
Short-term investments.....      52,533          0          52,533       28,916          0          28,916       22,760
                             ----------     ------      ----------   ----------     ------      ----------   ----------
 Totals....................  $2,557,462     $9,350      $2,566,812   $2,232,252     $9,995      $2,242,247   $1,804,220
                             ==========     ======      ==========   ==========     ======      ==========   ==========

                                       1996
                             ------------------------
                               TAXABLE      INTEREST
                             EQUIVALENT      INCOME
                             ADJUSTMENTS     (FTE)
                             -----------   ----------
                                  (IN THOUSANDS)
Loans......................    $ 3,013     $1,486,719
Held-to-maturity
 securities:
 Taxable...................          0        101,862
 Non-taxable...............      8,527         24,499
Available-for-sale
 securities:
 Taxable...................          0        178,210
 Non-taxable...............        341          2,051
Short-term investments.....          0         22,760
                               -------     ----------
 Totals....................    $11,881     $1,816,101
                               =======     ==========

VOLUME-RATE ANALYSIS (TABLE 2)

     The following table shows a summary of the changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities for 1998/1997 and 1997/1996. Changes not solely attributable to a change in rate or volume are allocated proportionately relative to the absolute change of rate and volume.

                                                      1998 VERSUS 1997                            1997 VERSUS 1996
                                                      ----------------                            ----------------
                                          INCREASE (DECREASE) DUE TO CHANGE IN:       INCREASE (DECREASE) DUE TO CHANGE IN:
                                        -----------------------------------------   -----------------------------------------
                                          VOLUME           YIELD/                     VOLUME           YIELD/
                                        OUTSTANDING         RATE          TOTAL     OUTSTANDING         RATE          TOTAL
                                        -----------   ----------------   --------   -----------   ----------------   --------
Interest income on:
  Loans...............................   $319,260         ($47,801)      $271,459    $351,417         ($ 4,584)      $346,833
  Held-to-maturity securities.........     36,797           (3,095)        33,702      37,235              491         37,726
  Available-for-sale securities.......      4,412           (8,625)        (4,213)     29,271            6,160         35,431
  Short-term investments..............     24,878           (1,261)        23,617       2,794            3,362          6,156
                                         --------         --------       --------    --------         --------       --------
        Total interest income.........    385,347          (60,782)       324,565     420,717            5,429        426,146
Interest expense on:
  Interest-bearing deposits...........    168,149          (15,368)       152,781     113,907          (13,398)       100,509
  Short-term borrowings...............      7,675           (9,511)        (1,836)     65,920            6,737         72,657
  Federal Home Loan Bank advances.....     34,990             (928)        34,062      54,467              792         55,259
  Long-term debt......................     13,808            1,362         15,170      18,048            1,412         19,460
                                         --------         --------       --------    --------         --------       --------
        Total interest expense........    224,622          (24,445)       200,177     252,342           (4,457)       247,885
                                         --------         --------       --------    --------         --------       --------
        Net interest income...........   $160,725         $(36,337)      $124,388    $168,375         $  9,886       $178,261
                                         ========         ========       ========    ========         ========       ========

PROVISION FOR LOAN LOSSES

     During 1998, the Company recorded a $94.8 million provision for loan losses. This compares to a provision of $90.6 million in 1997. Provisions for loan losses are charged to income to bring our allowance to a level deemed appropriate by management based on the factors as described in "Allowance for Loan Losses" later in the Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME

     Total non-interest income increased $115.3 million or 43% to $385.8 million in 1998. Service charges on deposit accounts accounted for the largest portion of the increase in non-interest income, increasing $37.8 million or 29% to $167.7 million. This increase is attributable to an increased number of deposit accounts and increases in certain service charge rates.

     Income from mortgage banking operations, including servicing fees, increased $14.4 million or 53% to $41.6 million. In 1998, mortgage origination fees were approximately $38.9 million, and loan servicing income was $2.7 million. Mortgage interest rates have been favorable to borrowers in 1998 and loan production and related income have increased accordingly.

     Bank Card Fees increased $4.8 million to $27.8 million at December 31, 1998. Trust fees increased $3.2 million or 13% to $27.7 million. All other fee income in 1998 was $37.3 million, up $5.4 million from 1997 and included investment fees of $9.9 million, international fees of $10.1 million and other fee income of $17.3 million. Gains on trading securities were $16.4 million at December 31, 1998, compared to $10.6 at December 31, 1997. Gains on available-for-sale securities were $4.3 million in 1998 and $1.7 million in 1997. During 1998 and 1997, $18.4 million and $11.1 million, respectively, in gains on loans held for sale were included in other non-interest income. Other non-interest income increased $2.0 million or 21% to $11.8 million.

     Other non-interest income also increased in 1998 due to the funding of a Bank Owned Life Insurance (BOLI) program which covers the lives of certain of the Company's officers. These officers participate in the plan on a voluntary basis and have no direct vested interest in the policies, either through payments for or receipt of benefits from the plan. The Company is the sole beneficiary of the BOLI and all increases in its cash surrender value and death proceeds are credited to non-interest income. For the year ended December 31, 1998, income on the BOLI totaled $32.8 million.

     There were no other significant non-recurring non-interest income items recorded during any of the three years in the period ended December 31, 1998.

NON-INTEREST INCOME (TABLE 3)

     The following table presents an analysis on non-interest income for 1998, 1997 and 1996 together with the amount and percent change from the prior year for 1998 and 1997:

                                                                         CHANGES FROM PRIOR YEAR
                                                                     --------------------------------
                                          YEAR ENDED DECEMBER 31,         1998              1997
                                          ------------------------   ---------------   --------------
                                           1998     1997     1996    AMOUNT     %      AMOUNT     %
                                          ------   ------   ------   ------   ------   ------   -----
                                                                 (IN MILLIONS)
Service charges on deposit accounts.....  $167.7   $129.9   $109.2   $ 37.8     29.2%  $20.7     18.9%
Mortgage banking operations.............    41.6     27.2     42.1     14.4     52.6   (14.9)   (35.2)
Bank card fees..........................    27.8     23.0     22.7      4.8     20.9     0.3      1.1
Trust fees..............................    27.7     24.5     21.9      3.2     13.0     2.6     12.1
Investment fees.........................     9.9      5.1      3.2      4.8     92.7     1.9     63.2
International fees......................    10.1      8.9      8.5      1.2     14.1     0.4      4.6
Collection fees.........................     7.1      5.6      4.9      1.5     25.9     0.7     16.0
Safe deposit fees.......................     4.8      3.9      3.6      0.9     22.7     0.3      8.6
Other fees..............................     5.4      8.4      7.7     (3.0)   (35.8)    0.7      8.4
Gains on trading securities, net........    16.4     10.6      9.0      5.8     54.9     1.6     17.4
Gains on loans held for sale, net.......    18.4     11.1      8.9      7.3     66.3     2.2     24.3
Gains on available-for-sale securities,
  net...................................     4.3      1.7      1.4      2.6    146.8     0.3     23.4
Bank owned life insurance...............    32.8      0.8      0.0     32.0       --     0.8       --
Other...................................    11.8      9.8     11.7      2.0     21.3    (1.9)   (16.7)
                                          ------   ------   ------   ------   ------   -----    -----
          Totals........................  $385.8   $270.5   $254.8   $115.3     42.6%  $15.7      6.2%
                                          ======   ======   ======   ======   ======   =====    =====

NON-INTEREST EXPENSE

     Total non-interest expense increased $166.2 million or 22% to $914.4 million from $748.2 million in 1997. The 1998 ratio of non-interest expense to average total assets was 2.68% compared to the 1997 level of 2.63%. The operating efficiency ratio was 58.54% in 1998 and 56.47% in 1997.

     Salaries and employee benefits accounted for the largest portion of non-interest expense and the largest portion of the increase during all three years. During 1998, salaries and employee benefits were $495.8 million, an increase of $91.0 million or 23% over 1997. This was primarily reflective of the increase in the number of full-time equivalent employees by 17% to approximately 12,000 at December 31, 1998. These additional employees were added in response to the overall growth experienced by the Company during the year, including the acquisition of other financial institutions. Net occupancy expense increased $12.3 million or 21% to $72.5 million as the number of branches increased 14% to 616 at December 31, 1998 from 540 at December 31, 1997. Equipment expense increased $15.3 million or 33% to $61.0 million in 1998 as a result of the increase of banking offices and personnel.

     Deposit insurance increased $2.1 million to $5.6 million in 1998. During 1997, deposit insurance expense had decreased $17.0 million or 83% from the 1996 level of $20.5 million as a result of a one-time assessment by the Savings Association Insurance Fund in 1996. This legislation, which was passed on September 30, 1996, required the assessment to be calculated based on deposits insured by the SAIF. The assessment amounted to approximately $14.0 million and reduced after-tax earnings by $8.6 million in 1996. As a part of the SAIF legislation, the deposit insurance rate on SAIF insured deposits decreased from 23 basis points to

6.44 basis points beginning October 1, 1996. Also, the insurance rate charged on Bank Insurance Fund insured deposits will increase to 1.29 basis points through 1999 from its previous rate of zero.

     All other non-interest expense items increased $45.5 million or 19% to $279.5 million for 1998, primarily as a result of growth in the general level of business throughout the Company. From 1996 to 1997, total non-interest expense increased $104.9 million or 16% primarily as a result of increased salaries and benefits, and other operating expenses, reflecting the growth experienced by the Company during 1997.

     The Company uses a wide range of software and related technologies throughout its business that will be affected by the date change in the year 2000. This date change requires modification of portions of the Company's software so that its computer systems will properly recognize dates beyond December 31, 1999. The Company believes that with the current and planned upgrades or modifications to existing software and conversion to new software, the impact of the Year 2000 issue can be mitigated.

     The Company established a Year 2000 Program Office in 1996 staffed by six full-time employees and headed by a member of senior management. In addition, there are 20 full-time equivalent employees from within the Company and 12 full-time equivalent employees from outside sources working on the project. SouthTrust also has a related management committee dedicated to Year 2000 issues. The Program Office has helped to establish and actively participates in several peer groups that work together on the Year 2000 issue and its resolution. The Year 2000 Program office reports on the status of Year 2000 readiness to the SouthTrust Corporation and SouthTrust Bank Boards of Directors quarterly.

     SouthTrust has established a four-phase methodology for use in assessing the project's state of readiness. The first phase is Awareness. In this phase both upper and executive management are made aware of the issues and executive sponsorship is obtained. The second phase is Assessment and Inventory, during which the extent of problems is assessed and an inventory is taken of systems and applications. The third phase, Remediation, includes correcting the code and unit testing of those corrections. The fourth phase is Certification Testing and Implementation.

     The majority of the Year 2000 issues facing the Company are information technology ("IT") in nature. All IT systems, which includes mainframe and midrange computer systems, are complete in the four phases. Non-IT systems, which include embedded technology such as micro controllers, are also being considered. These systems are currently in the third phase and are expected to have completed the fourth and final phase by the middle of 1999. SouthTrust's overall readiness testing plan calls for three complete parallels of the century rollover. All mainframe systems will experience these three tests before December 31, 1999.

     The Company has established an extensive contingency plan for the period of time that the Company is going through the century change and is exposed to the Year 2000 problem. This plan is designed to address the most likely risks facing the Company during that period. Some of these risks include application system failures, power outages, security systems, and environmental systems. As part of the contingency plan, the Company has completed a business impact analysis for all of its core business units. This analysis was completed by December 31, 1998.

     The Company relies on several third party service providers who are also affected by the Year 2000 issue. The Company has worked closely with these providers to monitor, to the extent possible, the progress of their Year 2000 efforts. The Program Office has interviewed or conducted on-site visits with most of its critical service providers and in many cases has obtained written or oral verification of their status. Although the Company has obtained and continues to obtain these verifications, there can be no assurance that the potential impact of a major interruption or failure in the services provided by these companies would not have a material adverse effect on the Company's financial condition or results of operations.

     The total Year 2000 project cost is expected to total approximately $15 million, $6.2 million of which was expensed in the year ended December 31, 1998. In 1997, the Company expensed $5.8 million.

     There were no other significant non-recurring non-interest expense items recorded during any of the three years in the period ended December 31, 1998.

NON-INTEREST EXPENSE (TABLE 4)

     The following table presents an analysis on non-interest expense for 1998, 1997 and 1996 together with the amount and percent change from the prior year for 1998 and 1997:

                                                                   CHANGES FROM PRIOR YEAR
                                                              ----------------------------------
                                 YEAR ENDED DECEMBER 31,           1998               1997
                                --------------------------    ---------------    ---------------
                                 1998      1997      1996     AMOUNT      %      AMOUNT      %
                                ------    ------    ------    ------    -----    ------    -----
                                                         (IN MILLIONS)
Salaries and employee
  benefits..................    $495.8    $404.8    $331.6    $ 91.0     22.5%   $ 73.2     22.1%
Net occupancy expense.......      72.5      60.2      49.4      12.3     20.6      10.8     21.9
Equipment expense...........      61.0      45.7      37.3      15.3     33.4       8.4     22.5
Professional services.......      57.5      51.4      45.6       6.1     11.8       5.8     12.8
Communications..............      47.1      36.5      30.8      10.6     29.1       5.7     18.4
Business development........      30.3      26.3      23.2       4.0     15.0       3.1     13.4
Supplies....................      29.1      23.2      17.2       5.9     25.3       6.0     34.4
Other insurance.............      14.2      17.1      15.2      (2.9)   (17.3)      1.9     12.6
Data processing.............      11.5       8.5       7.7       3.0     35.5       0.8     10.8
Deposit insurance...........       5.6       3.5      20.5       2.1     62.3     (17.0)   (83.0)
Other.......................      89.8      71.0      64.8      18.8     26.5       6.2      9.6
                                ------    ------    ------    ------    -----    ------    -----
          Totals............    $914.4    $748.2    $643.3    $166.2     22.2%   $104.9     16.3%
                                ======    ======    ======    ======    =====    ======    =====

INCOME TAXES

     Income tax expense increased $8.1 million or 5% to $179.2 million for the year ended December 31, 1998, resulting in an effective tax rate of 33% compared to 36% and 34% in 1997 and 1996, respectively. The statutory federal tax rate was 35% during all three years.

     A reconciliation of the differences between income tax expense and income taxes calculated by applying the applicable statutory federal tax rates is provided in Note M of the Consolidated Financial Statements. The largest component of this difference was attributable to income on bank owned life insurance during 1998, and state income tax, net of federal tax benefit in 1997 and 1996.

BALANCE SHEET SUMMARY

     Total assets at December 31, 1998, were $38.1 billion, representing an increase of 23% over the 1997 level of $30.9 billion. Average total assets increased 20% to $34.1 billion during 1998 from $28.5 billion in 1997. As of December 31, 1998, the five-year compound growth rate in total assets was 21%.

     During 1998, the Company consummated nine business combinations in which the Company acquired additional assets of $5,154.5 million, including loans of $1,241.3 million, $3,283.4 million of cash and assumed deposits of $4,780.0 million. During 1997, the Company acquired $1,463.3 million in assets, including $421.5 million in loans, $872.8 million of cash and assumed deposits of $1,387.5 million. Note B, "Business Combinations," to the Consolidated Financial Statements, included elsewhere in this report, provides additional information regarding business combinations. In the normal course of business, the Company regularly investigates acquisition and expansion opportunities, and expects this process will continue.

     Average earning assets during 1998 were $31.4 billion up $4.6 billion or 17% from 1997. Average earning assets were 92.1% and 94.0% of average total assets in 1998 and 1997, respectively.

     Average interest-bearing liabilities were $28.7 billion in 1998 and $24.0 billion in 1997, and accounted for 84.2% of average liabilities and stockholders' equity in 1998 and 1997.

     Table 1, Average Balances and Interest Rates, includes average balances of assets and liabilities and stockholders' equity, and the rates earned/paid on major categories of earning assets and interest-bearing liabilities for each of the three years in the period ended December 31, 1998.

LOANS

     Loans comprise the major portion of earning assets of the Company, accounting for 78% of average earning assets in both 1998 and 1997. At December 31, 1998, loans, net of unearned income, totaled $27,317.5 million, up 22% from the December 31, 1997 level of $22,474.8 million. Of the total increase of $4,842.7 million from 1997 to 1998, $1,241.3 million represents loans obtained in acquisitions. The remainder of the increase, $3,601.4 million, represents an internal growth rate for loans of 16% for 1998.

     Demand for all types of loans remained strong during 1998. The largest portion of the increase in total loans was attributable to an increase in commercial, financial and agricultural loans, which increased $2,050.8 million, $173.8 million of which were acquired, to $9,760.4 million or 35.4% of total loans at December 31, 1998.

     Real estate construction loans increased $589.2 million or 20% to $3,526.4 million or 12.8% of total loans at December 31, 1998, from $2,937.2 million or 13.0% of total loans at December 31, 1997. This increase included $40.0 million of acquired real estate construction loans. At December 31, 1998 construction loans included approximately $656.1 million in loans on residential properties, loans on income producing commercial real estate totaling $2,367.2 million, and $503.1 million of loans secured by owner occupied real estate.

     Commercial real estate mortgage loans increased $1,356.4 million or 38% to $4,900.2 million or 17.8% of total loans at December 31, 1998. Of the increase, $201.1 million was acquired and the remaining $1,155.3 million was internally generated growth. Commercial real estate mortgage loans as a group share similar credit risk characteristics including sensitivity to economic conditions that may affect occupancy and/or rental rates of the underlying collateral. Loan types other than commercial real estate mortgages have widely diversified credit risks. For this reason, the Company considers commercial real estate mortgage loans as its largest credit concentration.

     Residential real estate mortgage loans increased $966.6 million or 18% to $6,243.7 million or 22.7% of total loans in 1998 compared to $5,277.1 million or 23.3% of loans in 1997. Approximately $576.6 million of the total increase in these loans during 1998 was obtained through acquisitions.

     Loans to individuals at December 31, 1998 were $3,095.9 million, down $70.3 million from December 31, 1997. Loans totaling $249.8 million to individuals were obtained in the acquisition of other financial institutions. Loans to individuals accounted for 11.3% and 14.0% of total loans at year-end 1998 and 1997, respectively.

     Unearned income at December 31, 1998 was $209.1 million, up $50.0 million from the December 31, 1997 level of $159.1 million.

LOAN PORTFOLIO (TABLE 5)

     The following table presents loans by type and percent of total at the end of each of the last five years.

                                                                           DECEMBER 31
                                -------------------------------------------------------------------------------------------------
                                      1998                1997                1996                1995                1994
                                -----------------   -----------------   -----------------   -----------------   -----------------
                                 AMOUNT       %      AMOUNT       %      AMOUNT       %      AMOUNT       %      AMOUNT       %
                                ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
                                                                          (IN MILLIONS)
Commercial financial and
  agricultural................  $ 9,760.4    35.4%  $ 7,709.6    34.1%  $ 6,847.5    35.2%  $ 5,965.9    40.4%  $ 5,058.4    41.4%
Real estate construction......    3,526.4    12.8     2,937.2    13.0     1,930.6     9.9     1,245.8     8.4       675.2     5.5
Commercial real estate
  mortgage....................    4,900.2    17.8     3,543.8    15.6     3,008.9    15.5     2,264.7    15.4     1,776.1    14.6
Residential real estate
  mortgage....................    6,243.7    22.7     5,277.1    23.3     4,687.5    24.0     3,221.3    21.8     2,960.0    24.2
Loans to individuals..........    3,095.9    11.3     3,166.2    14.0     2,992.1    15.4     2,059.3    14.0     1,745.9    14.3
                                ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
                                 27,526.6   100.0%   22,633.9   100.0%   19,466.6   100.0%   14,757.0   100.0%   12,215.6   100.0%
                                            =====               =====               =====               =====               =====
  Unearned income.............     (209.1)             (159.1)             (135.5)             (101.9)              (93.7)
                                ---------           ---------           ---------           ---------           ---------
Loans, net of unearned
  income......................   27,317.5            22,474.8            19,331.1            14,655.1            12,121.9
  Allowance for loan losses...     (377.5)             (315.5)             (269.9)             (206.6)             (171.7)
                                ---------           ---------           ---------           ---------           ---------
        Net Loans.............  $26,940.0           $22,159.3           $19,061.2           $14,448.5           $11,950.2
                                =========           =========           =========           =========           =========

     As of December 31, 1998, contractual maturities of loans in the indicated classification and sensitivity to changes in interest rates on certain of these loans were as follows:

                                                                                      LOANS MATURING AFTER
                                                   MATURITIES                               ONE YEAR
                                 ----------------------------------------------   -----------------------------
                                 ONE YEAR     ONE TO        OVER                  PREDETERMINED    ADJUSTABLE
                                 OR LESS    FIVE YEARS   FIVE YEARS    TOTALS     INTEREST RATE   INTEREST RATE
                                 --------   ----------   ----------   ---------   -------------   -------------
                                                                 (IN MILLIONS)
Commercial, financial and
  agricultural.................  $3,561.9   $ 4,200.9     $1,997.6    $ 9,760.4     $ 4,363.4       $1,835.1
Real estate construction.......   1,554.6     1,466.1        505.7      3,526.4         970.2        1,001.6
Commercial real estate
  mortgage.....................     919.4     2,763.9      1,216.9      4,900.2       3,146.0          834.8
Residential real estate
  mortgage.....................   1,415.9       542.2      4,285.6      6,243.7       2,932.0        1,895.8
Loans to individuals...........     513.9     1,562.9      1,019.1      3,095.9       2,481.7          100.3
                                 --------   ---------     --------    ---------     ---------       --------
                                 $7,965.7   $10,536.0     $9,024.9    $27,526.6     $13,893.3       $5,667.6
                                 ========   =========     ========    =========     =========       ========
Unearned income................                                       $  (209.1)
                                                                      =========
Loans net of unearned income...                                       $27,317.5
                                                                      =========

NON-PERFORMING ASSETS

     Non-performing assets at December 31, 1998 were $163.9 million or .60% of net loans, plus other non-performing assets. This represents a decrease of $16.5 million from the December 31, 1997 level of $180.4 million or .80% of net loans, plus other non-performing assets. At December 31, 1998, total non-performing assets included $97.7 million in loans on non-accrual status, $0.6 million in restructured loans, $46.5 million in other real estate owned, and $19.1 million of other repossessed assets. During 1998, the total other real estate owned and repossessed assets obtained through acquisitions was $2.0 million.

     Total non-performing loans, consisting of loans on non-accrual status and restructured loans, included real estate construction loans of $7.5 million, commercial real estate mortgage loans of $13.8 million, residential real estate mortgage loans of $23.5 million, commercial, financial and agricultural loans of $49.6 million, and loans to individuals of $3.9 million. Combined non-performing real estate loans and properties taken in foreclosure of real estate loans totaled $73.6 million at December 31, 1998. This represented 45% of total non-performing assets as compared to $78.7 million or 44% at December 31, 1997.

     Loans 90 days past due and accruing were $80.9 million at December 31, 1998, compared to $54.0 million at December 31, 1997.

     In addition to loans on non-performing status at December 31, 1998, the Company had loans of approximately $59.7 million for which Management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, which may result in the loan repayment terms being restructured, and/or the loans going on non-performing status. Such loans are continuously reviewed by Management, and their classification may be changed if conditions warrant. At December 31, 1997, potential problem loans totaled $23.3 million.

NON-PERFORMING ASSETS (TABLE 6)

     The following table summarizes the Company's non-performing assets and accruing loans 90 days or more past due as of December 31 for the last five years.

                                                    1998      1997      1996      1995      1994
                                                   -------   -------   -------   -------   -------
                                                                    (IN MILLIONS)
Non-performing loans:
Commercial, financial and agricultural...........  $  49.6   $  61.4   $  46.1   $  33.3   $  15.1
Real estate construction.........................      7.5       4.4       4.3       3.8       1.4
Commercial real estate mortgage..................     13.8      15.5      11.5      21.7      21.7
Residential real estate mortgage.................     23.5      31.5      16.6      13.1      11.3
Loans to individuals.............................      3.9       7.1       6.4       4.1       3.4
                                                   -------   -------   -------   -------   -------
          Total non-performing loans.............     98.3     119.9      84.9      76.0      52.9
Other real estate owned..........................     46.5      43.8      43.9      39.3      46.0
Other repossessed assets.........................     19.1      16.7      10.2       6.8       3.8
                                                   -------   -------   -------   -------   -------
          Total non-performing assets............    163.9     180.4     139.0     122.1     102.7
Accruing loans 90 days or more past due..........     80.9      54.0      40.4      36.3      16.6
                                                   -------   -------   -------   -------   -------
          Total non-performing assets and
            accruing loans 90 days or more past
            due..................................  $ 244.8   $ 234.4   $ 179.4   $ 158.4   $ 119.3
                                                   =======   =======   =======   =======   =======
Provision for loan losses........................  $  94.8   $  90.6   $  90.0   $  61.3   $  45.0
Net charge-offs..................................     58.3      51.8      47.7      29.5      19.8
Ratios:
For the Period Ended:
  Net loans charged-off to net average loans.....     0.24%     0.25%     0.28%     0.22%     0.19%
  Provision for loan losses to net charge-offs...   162.69    175.00    188.89    207.95    227.46
Period End:
  End-of-quarter allowance to net loans..........     1.38      1.40      1.40      1.41      1.42
  Allowance to non-performing loans..............   383.98    263.16    317.57    271.88    324.55
  Non-performing loans to total loans............     0.36      0.53      0.44      0.52      0.44
  Non-performing assets to total loans plus other
     non-performing assets.......................     0.60      0.80      0.72      0.83      0.84
  Non-performing assets and accruing loans 90
     days or more past due to total loans plus
     other non-performing assets.................     0.89      1.04      0.93      1.08      0.98

ALLOWANCE FOR LOAN LOSSES

     The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon management's estimated range of those losses. Actual losses for these loans can vary significantly from this estimate. The Company's subsidiary bank is regulated by the Office of the Comptroller of the Currency ("OCC"). Management also considers recommendations from the OCC in concluding on the adequacy of the allowance for loan losses. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent estimation of probable losses realized and other factors that influence the estimation process. The model and resulting allowance level is adjusted accordingly as these factors change. The historical and migration loss rates described below which are used in determining the allowance also provide a self-correcting feature to the methodology.

     The Company's total allowance at December 31, 1998 and 1997 equated to approximately 720% and 730%, respectively, of the average net charge-offs over the past three years. However, historical charge-offs are not necessarily indicative of future expectations; therefore, the Company considers other risk factors when determining the allowance for loan losses.

     Loans are separated by internal risk ratings into two categories for assessment of their estimated allowance level needs; Non-problem and Problem. The allowance for Non-problem loans is calculated by applying historical Non-problem loss factors to outstanding Non-problem loans within each loan type. The loss factors represent either the average of the last four years' losses or, in some cases, the most recent year's loss experience if in Management's judgement that loss rate is more representative of current trends in a particular loan type. Problem loans include any loans that have an internal credit review or regulatory rating of less than "good". The allowance associated with Problem loans is calculated by applying loss factors determined either through a migration analysis or an average of the last four years' loss experience, both of which are specific to Problem loans. The migration analysis is performed periodically and measures losses in relation to the internal risk ratings assigned to loans. Additionally, certain Problem loans (generally large commercial credits) are specifically reviewed. This specific review considers estimates of future cash flows, fair values of collateral and other indicators of the borrower's ability to repay the loan.

     In addition to the above, the Company considers other risk elements in establishing its reserve for both Non-problem and Problem loans. These risk elements are based on Management's evaluation of various conditions that affect inherent losses which are not directly measured by applying the historical or migration loss rates. Also, in most cases, the impact of these risk elements has not yet been reflected in the level of non-performing loans or in the internal risk grading process. Evaluation of these elements involves a higher degree of uncertainty since they are not directly associated with specific problem credits. These elements are discussed below.

     The Company's loan portfolio experienced an annual growth rate in excess of our peers for 1998. While the Company strives to use prudent underwriting and credit management standards, such growth and related underwriting risks could lead to increased losses. Additionally, loans acquired through the various business combinations carry additional credit risk due to uncertainties associated with the underwriting process and deviations from the Company's credit underwriting standards at the acquired institutions. The Company is also subject to risk associated with certain industry concentrations. Commercial real estate mortgage loans represent the Company's largest concentration and although this segment of the portfolio has performed well in recent years, Management considers the associated risk within the commercial real estate portfolio as part of the other risk elements. Due to the Company's predominant amount of variable rate loans, the Company has exposure to credit risk associated with rising interest rates. When such an environment exists, the Company considers this with the other risk factors above in establishing the allowance for loan losses. The Company has established a sound credit policy which guides the manner loans are underwritten. Exceptions from this policy may be necessary to facilitate the lending process. The associated exception risk has also been considered in computing the allowance.

     The allowance allocated to Problem loans at December 31, 1998 totaled $157.1 million and represented an allowance percentage of 7.80% of Problem loans. The allowance allocated to Non-problem loans totaled $220.4 million or 0.87% of Non-problem loans. The allocation of the allowance on Non-problem loans is based on estimates of losses inherent in this portfolio which have not yet been specifically identified in the Company's problem loan rating process.

     Based on the methodology outlined above, the total allowance for loan losses was $377.5 million at December 31, 1998 and $315.5 million at December 31, 1997. As a percentage of outstanding loans, the allowance for loan losses was 1.38%, down from the December 31, 1997 level of 1.40%. Net charge-offs during 1998 totaled $58.3 million, an increase of $6.5 million from the 1997 level.

ALLOWANCE FOR LOAN LOSSES (TABLE 7)

     The following table summarizes information concerning the allowance for loan losses:

                                                             YEAR ENDED DECEMBER 31
                                            ---------------------------------------------------------
                                              1998        1997        1996        1995        1994
                                            ---------   ---------   ---------   ---------   ---------
                                                                  (IN MILLIONS)
Loans outstanding at year end, net of
  unearned income.........................  $27,317.5   $22,474.8   $19,331.1   $14,655.1   $12,121.9
                                            =========   =========   =========   =========   =========
Average loans outstanding, net of unearned
  income..................................  $24,609.0   $20,888.9   $16,885.4   $13,326.1   $10,606.6
                                            =========   =========   =========   =========   =========
                                                                 (IN THOUSANDS)
Balance beginning of year.................  $ 315,471   $ 269,863   $ 206,638   $ 171,692   $ 135,233
Loans charged-off:
  Commercial, financial and
     agricultural.........................     18,131      20,992      27,600      10,753       9,773
  Real estate construction................         18         105          38         160         582
  Commercial real estate mortgage.........        894       1,131       2,234       4,543       2,256
  Residential real estate mortgage........      3,510       4,301       1,598       2,351       1,581
  Loans to individuals....................     49,744      36,374      29,871      23,328      15,594
                                            ---------   ---------   ---------   ---------   ---------
          Total charge-offs...............     72,297      62,903      61,341      41,135      29,786
                                            ---------   ---------   ---------   ---------   ---------
Recoveries of loans previously
  charged-off:
  Commercial, financial and
     agricultural.........................      4,936       4,145       3,502       3,176       2,617
  Real estate construction................         41           0          39          10          70
  Commercial real estate mortgage.........         50         513       1,326       2,584         517
  Residential real estate mortgage........        328         271         270         332         446
  Loans to individuals....................      8,673       6,195       8,544       5,561       6,360
                                            ---------   ---------   ---------   ---------   ---------
          Total recoveries................     14,028      11,124      13,681      11,663      10,010
                                            ---------   ---------   ---------   ---------   ---------
Net loans charged-off.....................     58,269      51,779      47,660      29,472      19,776
Additions to allowance charged to
  expense.................................     94,796      90,613      90,027      61,286      44,984
Subsidiaries allowance at date of
  purchase................................     25,527       6,774      20,858       3,132      11,251
                                            ---------   ---------   ---------   ---------   ---------
Balance end of year.......................  $ 377,525   $ 315,471   $ 269,863   $ 206,638   $ 171,692
                                            =========   =========   =========   =========   =========
Allowance for loan losses, end of year:
  Commercial, financial and
     agricultural.........................  $ 135,343   $ 110,925   $  91,135   $  67,988   $  58,640
  Real Estate construction................     38,200      21,568      24,844      15,883      11,405
  Commercial real estate mortgage.........     72,996      44,617      26,925      24,874      44,065
  Residential real estate mortgage........     25,630      44,867      47,057      24,071      20,010
  Loans to individuals....................     67,603      68,258      49,790      44,418      25,786
  Unallocated portion of reserve..........     37,753      25,236      30,112      29,404      11,786
                                            ---------   ---------   ---------   ---------   ---------
          Balance end of year.............  $ 377,525   $ 315,471   $ 269,863   $ 206,638   $ 171,692
                                            =========   =========   =========   =========   =========
Ratios:
  End-of-year allowance to net loans
     outstanding..........................       1.38%       1.40%       1.40%       1.41%       1.42%
  Net loans charged-off to net average
     loans................................       0.24        0.25        0.28        0.22        0.19
  Provision for loan losses to net
     charge-offs..........................     162.69      175.00      188.89      207.95      227.46
  Provision for loan losses to net average
     loans................................       0.39        0.43        0.53        0.46        0.42
  End-of-year allowance to net average
     loans................................       1.53        1.51        1.60        1.55        1.62

HELD-TO-MATURITY AND AVAILABLE-FOR-SALE SECURITIES

     At December 31, 1998, total securities were $6,791.1 million. Held-to-maturity securities amounted to $2,988.4 million and securities classified as available-for-sale amounted to $3,802.7 million.

     Held-to-maturity securities increased 17% from the year-end 1997 level to $2,988.4 million, and included U.S. Treasury securities of $3.9 million, U.S. Government agency securities of $2,129.2 million, collateralized mortgage obligations ("CMO's") and mortgage-backed securities of $374.4 million, obligations of states and political subdivisions of $124.9 million and other securities of $356.0 million.

     Available-for-sale securities increased 30% from the year-end 1997 level to $3,802.7 million and included U.S. Treasury securities of $171.0 million, U.S. Government agency securities of $1,404.8 million, CMO's and mortgage-backed securities of $1,735.2 million, obligations of states and political subdivisions $253.6 million and other securities of $238.1 million.

     At December 31, 1998, the Company's investment portfolio included approximately $2,109.6 million in CMO's and other mortgage backed securities. Approximately 50% of this amount were securities with floating interest rates, and 50% were fixed interest rate securities. CMO's and mortgage-backed securities present some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of low interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages.

     The Company's investment in structured notes and derivative investment securities is nominal and would not have a significant effect on the Company's net interest margin.

     At December 31, 1998, the fair value of held-to-maturity securities exceeded the amortized cost by $32.8 million, compared to an unrealized gain of $36.1 million at December 31, 1997. For available-for-sale securities, the fair value exceeded the amortized cost by $8.7 million, resulting in an after-tax increase to stockholders' equity of $5.5 million at December 31, 1998. This unrealized gain compares to a net of tax unrealized gain of $11.2 million at December 31, 1997. The decrease in fair values relative to amortized cost is primarily attributable to CMO's and other mortgage-backed securities, which were affected by declining mortgage interest rates.

     At December 31, 1998, the gross unrealized gains for the entire securities portfolio were $68.5 million and gross unrealized losses were $27.0 million. During 1998, proceeds from sales of available-for-sale securities were $321.5 million and resulted in gross gains of $5.5 million and gross losses of $1.2 million. Gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on future income, liquidity or capital resource trends.

HELD-TO-MATURITY AND AVAILABLE-FOR-SALE SECURITIES (TABLE 8)

     The following table provides an analysis of amortized cost and fair value of held-to-maturity securities and available-for-sale securities as well as their maturities and year-end yields at December 31, 1998:

                                                  HELD-TO-MATURITY SECURITIES      AVAILABLE-FOR-SALE SECURITIES
                                                -------------------------------   -------------------------------
                                                AMORTIZED     FAIR     YEAR-END   AMORTIZED     FAIR     YEAR-END
                                                  COST       VALUE      YIELD       COST       VALUE      YIELD
                                                ---------   --------   --------   ---------   --------   --------
                                                                      (DOLLARS IN MILLIONS)
U.S. Treasury:
  Within one year.............................  $    0.3    $    0.3     5.24%    $  165.7    $  166.3     6.40%
  One to five years...........................       3.1         3.2     6.16          4.5         4.7     6.52
  Five to 10 years............................       0.5         0.5     6.48          0.0         0.0     0.00
  More than 10 years..........................       0.0         0.0     0.00          0.0         0.0     0.00
                                                --------    --------    -----     --------    --------     ----
         Totals...............................       3.9         4.0     6.14        170.2       171.0     6.40
                                                --------    --------    -----     --------    --------     ----
U.S. Government Agencies:
  Within one year.............................       1.9         1.9     6.37          1.2         1.2     5.96
  One to five years...........................     109.8       111.1     6.74         14.0        14.0     6.01
  Five to 10 years............................   2,017.5     2,025.6     6.77      1,382.7     1,384.6     6.62
  More than 10 years..........................       0.0         0.0     0.00          5.0         5.0     7.01
                                                --------    --------    -----     --------    --------     ----
         Totals...............................   2,129.2     2,138.6     6.77      1,402.9     1,404.8     6.61
                                                --------    --------    -----     --------    --------     ----
Collateralized Mortgage Obligations and
  Mortgage-backed Securities:
  Within one year.............................       7.6         7.9     9.05         19.4        19.5     6.33
  One to five years...........................     119.6       122.7     7.50        563.9       565.6     6.10
  Five to 10 years............................     106.3       110.1     7.53        546.1       544.6     5.87
  More than 10 years..........................     140.9       143.5     6.85        602.9       605.5     6.11
                                                --------    --------    -----     --------    --------     ----
         Totals...............................     374.4       384.2     7.29      1,732.3     1,735.2     6.04
                                                --------    --------    -----     --------    --------     ----
States and Political Subdivisions:
  Within one year.............................      24.5        24.9    11.09          0.5         0.5     8.66
  One to five years...........................      37.0        39.3    10.66          2.3         2.4     8.75
  Five to 10 years............................      36.1        40.3    10.63         22.5        22.9     7.02
  More than 10 years..........................      27.3        31.4     9.96        223.9       227.8     7.09
                                                --------    --------    -----     --------    --------     ----
         Totals...............................     124.9       135.9    10.59        249.2       253.6     7.10
                                                --------    --------    -----     --------    --------     ----
Other Securities:
  Within one year.............................     323.1       323.1     6.23          8.7         8.6     6.39
  One to five years...........................       0.2         0.2     7.75          0.0         0.0     0.00
  Five to 10 years............................      31.8        34.3     7.60          6.0         6.1     7.83
  More than 10 years..........................       0.9         0.9     4.40        224.7       223.4     6.81
                                                --------    --------    -----     --------    --------     ----
         Totals...............................     356.0       358.5     6.32        239.4       238.1     7.03
                                                --------    --------    -----     --------    --------     ----
Total:
  Within one year.............................     357.4       358.1     6.62        195.5       196.1     6.40
  One to five years...........................     269.7       276.5     7.61        584.7       586.7     6.11
  Five to 10 years............................   2,192.2     2,210.8     6.88      1,957.3     1,958.2     6.42
  More than 10 years..........................     169.1       175.8     7.34      1,056.5     1,061.7     6.47
                                                --------    --------    -----     --------    --------     ----
         Totals...............................  $2,988.4    $3,021.2     6.94%    $3,794.0    $3,802.7     6.40%
                                                ========    ========    =====     ========    ========     ====

SHORT-TERM INVESTMENTS

     At December 31, 1998, total short-term investments were $857.6 million, an increase of $345.6 million from the $512.0 million level at year-end 1997. At year-end 1998, short-term investments included $76.1 million in federal funds sold, $0.2 million in securities purchased under agreements to resell, $0.5 million in interest-bearing deposits with other banks, loans held for sale of $707.6 million and trading securities of $73.2 million. Loans held for sale consist primarily of mortgage loans in the process of being securitized and sold to third party investors. Securities held for trading purposes are primarily inventory at the Company's brokerage subsidiary. Loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value.

     The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position, in determining desired balances of short-term investments and alternative uses of such funds.

FUNDING

     Total borrowed funds at December 31, 1998 were $34.9 billion, up 24% from the 1997 level of $28.2 billion. The Company's funding sources can be divided into four broad categories: deposits, short-term borrowings, Federal Home Loan Bank advances and long-term debt.

     Deposits are the Company's primary source of funding. At December 31, 1998, total deposits were $24,839.9 million, up $5,253.3 million or 27% from the 1997 level of $19,586.6 million. During 1998, the Company acquired deposits of financial institutions totaling approximately $4,780.0 million.

     The largest portion of the increase in total deposits was an increase in consumer time and savings deposits of $4,029.3 million or 28% to $18,545.8 million. Other time deposits, consisting of time deposits of $100,000 and over, increased $738.4 million or 27% to $3,519.9 million. Non-interest-bearing demand deposits increased $485.5 million or 21% to $2,774.2 million. Non-interest-bearing demand deposits accounted for 11.2% and 11.7% of total deposits at December 31, 1998 and 1997, respectively.

     Core deposits are defined as demand deposits and time deposits less than $100,000. At December 31, 1998, core deposits totaled $21,320.0 million or 85.8% of total deposits, compared to $16,805.2 million or 85.8% of total deposits at December 31, 1997.

DEPOSITS (TABLE 9)

     The average daily balances of deposits and rates paid on such deposits are summarized for the periods indicated in the following table.

                                                             YEAR ENDED DECEMBER 31
                                             ------------------------------------------------------
                                                   1998               1997               1996
                                             ----------------   ----------------   ----------------
                                              AMOUNT     RATE    AMOUNT     RATE    AMOUNT     RATE
                                             ---------   ----   ---------   ----   ---------   ----
                                                                 (IN MILLIONS)
Demand deposits:
  Non-interest-bearing.....................  $ 2,323.3          $ 2,095.4          $ 2,270.5
  Interest-bearing.........................      607.0   2.58%      533.7   2.70%      567.8   2.81%
Savings deposits...........................    1,969.2   3.27     1,265.3   3.08     1,015.3   2.71
Time deposits..............................   17,173.0   4.76    14,258.0   4.85    12,024.4   5.00
                                             ---------          ---------          ---------
          Totals...........................  $22,072.5          $18,152.4          $15,878.0
                                             =========          =========          =========

     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1998, are summarized as follows:

                                                                  TIME
                                                              CERTIFICATES    OTHER
                                                                   OF          TIME
                                                                DEPOSITS     DEPOSITS    TOTAL
                                                              ------------   --------   --------
                                                                        (IN MILLIONS)
Within three months.........................................    $1,436.1      $112.2    $1,548.3
After three through six months..............................       578.0         0.0       578.0
After six through twelve months.............................       674.6         0.0       674.6
After twelve months.........................................       581.0       138.0       719.0
                                                                --------      ------    --------
          Totals............................................    $3,269.7      $250.2    $3,519.9
                                                                ========      ======    ========

     Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and miscellaneous other borrowed funds. Short-term borrowings have become an increasingly used funding source by the Company. Access to alternative short-term funding sources allows the Company to meet its liquidity needs without relying solely on increasing deposits on a short-term basis, which could have the effect of increasing deposit rates on a substantial portion of the deposit base to obtain an incremental level of funding. Total short-term borrowings increased $1,362.6 million, or 29%, to $6,113.0 million at December 31, 1998 from $4,750.4 million at December 31, 1997. At December 31, 1998, total short-term borrowings included federal funds purchased of $3,907.1 million, securities sold under agreements to repurchase of $1,292.9 million, and other borrowed funds of $913.0 million, which includes $775.0 million in short-term bank notes payable, and other short-term borrowings of $138.0 million.

     At year-end 1998, total short-term borrowings were 17.5% of total funding compared to 16.8% at December 31, 1997.

     Note H to the Consolidated Financial Statements includes additional information relating to outstanding balances and rates of short-term borrowings.

     The Company uses Federal Home Loan Bank ("FHLB") advances as an alternative to increasing its liability in certificates of deposits or other deposit programs with similar maturities.

     FHLB advances totaled $2,780.4 million at December 31, 1998, down $2.0 million from last year's level of $2,782.4 million. Of the $2,780.4 million outstanding at year-end 1998, $1,180.1 million have remaining maturities of less than five years, and substantially all of the remaining $1,600.3 million have remaining maturities through 2016. Note I to the Consolidated Financial Statements includes additional information relating to outstanding balances and rates of Federal Home Loan Bank advances.

     Long-term debt is used to provide funds to finance long-term assets, and is an integral element of the Company's supplemental regulatory capital. Long-term debt consists primarily of subordinated notes and debentures. Long-term debt at December 31, 1998 totaled $1,154.9 million compared to $1,106.4 million at December 31, 1997. During 1998, the Company increased long-term borrowings by $48.5 million, including $200.0 million of subordinated notes which mature in 2028 and $0.4 million in other long-term debt. Repayments of long-term debt during 1998 included $150.0 million of maturities and $1.9 million in other repayments. Note J to the Consolidated Financial Statements provides details of long-term debt issues, scheduled maturities, and other terms of the debt agreements.

     For the year ended December 31, 1998, the Company's average long-term debt to equity ratio was 47.3% compared to 50.6% at December 31, 1997.

     Scheduled maturities of long-term debt are not expected to have a significant impact on the Company's liquidity. There are no plans at present to repay any significant amounts of outstanding indebtedness prior to the scheduled maturity.

LIQUIDITY

     Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other earning assets, the possible sale of available-for-sale securities and the ability to securitize certain types of loans, provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits, the maturity structure of liabilities, and the accessibility to market sources of funds. The Consolidated Statements of Cash Flows included elsewhere in this report provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 1998.

     Table 5, Loan Portfolio, included elsewhere in this report, shows scheduled loan maturities as of December 31, 1998. Approximately 29% of total loans mature within one year. Of the $19,560.9 million maturing after one year, $5,667.6 million or 29% had adjustable interest rates. Repayments of loans and scheduled loan maturities represent a substantial source of liquidity.

     The Company has $3,802.7 million in securities designated as available-for-sale. Though management has no present plans to dispose of the available-for-sale securities, such securities do represent saleable assets to meet liquidity needs. Table 8, Held-to-Maturity and Available-for-Sale Securities, included elsewhere in this report, shows the maturity distribution of the Corporation's securities portfolio by major category. At December 31, 1998, securities classified as held-to-maturity included $357.4 million or 12% of the portfolio which had maturities of one year or less, and $269.7 million or 9% that mature within one to five years. Note D to the Consolidated Financial statements includes an analysis of the amortized cost and fair values of the securities portfolio by contractual maturity, and an analysis of gross unrealized gains and gross unrealized losses in the securities portfolio at December 31, 1998 by major category. For held-to-maturity securities, gross unrealized gains at December 31, 1998 were $35.0 million and gross unrealized losses were $2.2 million.

     Core deposits, defined as total deposits less time deposits of $100,000 and over, constitute the Company's primary source of funding. Significant growth in core deposits, $4,514.8 million or 27% in 1998, provides a great deal of liquidity. Table 9, Deposits, included elsewhere in the report, details average balances of deposits by type, the weighted average rate paid by type, and a maturity distribution of deposits of $100,000 or more.

     Short-term funds secured from external sources include federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds. Average short-term borrowings during 1998 were $4,976.2 million, and average short-term investments were $723.2 million, resulting in an average short-term borrowing position of $4,253.0 million in 1998.

     The primary source of funds available to SouthTrust Corporation, the parent company, is payment of dividends from its subsidiary bank. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 1998, $527.7 million of the net assets of the Company's subsidiaries, primarily SouthTrust Bank, N.A., was available for payment as dividends without prior regulatory approval. Substantially all other net assets were restricted as to payments to the parent company.

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

     Interest rate risk management is administered through the Company's Treasury Management group which operates under policies established by the Treasury Management Committee of the Company's board of directors. This committee, which meets monthly, reviews interest rate risk, liquidity, capital positions and discretionary on-and off-balance sheet activity including interest rate swap agreements. Interim oversight of the treasury management function is administered by the Treasury Management manager through regular meetings with the Company's Chief Financial Officer and other executive management. All decisions are made within established risk management guidelines and strategies.

     The modeling techniques used by SouthTrust simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 100 basis point rate increase applied to all interest-earning assets and interest-bearing liabilities, the Company would expect a net loss in fair value of the underlying instruments of $382.4 million. This hypothetical loss is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

INTEREST RATE SENSITIVITY ANALYSIS (TABLE 10)

                                                              DECEMBER 31, 1998
                         --------------------------------------------------------------------------------------------
                                                                                                  NON-
                           0-30        31-90      91-180      181-365       1-5       OVER 5    INTEREST
                           DAYS        DAYS        DAYS        DAYS        YEARS      YEARS     SENSITIVE     TOTAL
                         ---------   ---------   ---------   ---------   ---------   --------   ---------   ---------
                                                                (IN MILLIONS)
Variable-rate
  commercial and real
  estate loans.........  $ 8,368.4   $ 1,389.6   $   244.7   $   469.5   $ 1,061.2   $  130.7   $     0.0   $11,664.1
Fixed-rate commercial
  and real estate
  loans................      348.5       390.1       609.8     1,056.0     6,351.5    3,166.1         0.0    11,922.0
Loans to individuals...    1,176.6       410.3       283.9       282.1     1,343.2      235.3         0.0     3,731.4
                         ---------   ---------   ---------   ---------   ---------   --------   ---------   ---------
         Total Loans...    9,893.5     2,190.0     1,138.4     1,807.6     8,755.9    3,532.1         0.0    27,317.5
Securities.............    1,297.9       548.9     1,015.8       442.6       957.2    2,528.7         0.0     6,791.1
Other earning assets...      337.1       520.5         0.0         0.0         0.0        0.0         0.0       857.6
                         ---------   ---------   ---------   ---------   ---------   --------   ---------   ---------
         Total earning
           assets......   11,528.5     3,259.4     2,154.2     2,250.2     9,713.1    6.060.8         0.0    34,966.2
Other assets...........        0.0         0.0         0.0         0.0         0.0        0.0     3,545.1     3,545.1
Less: Allowance for
  loan losses..........        0.0         0.0         0.0         0.0         0.0        0.0      (377.5)     (377.5)
                         ---------   ---------   ---------   ---------   ---------   --------   ---------   ---------
         Total
           assets......  $11,528.5   $ 3,259.4   $ 2,154.2   $ 2,250.2     9,713.1    6,060.8   $ 3,167.6   $38,133.8
                         =========   =========   =========   =========   =========   ========   =========   =========
Non-interest-bearing
  demand deposits......  $     0.0   $     0.0   $     0.0   $     0.0   $     0.0   $    0.0   $ 2,774.3   $ 2,774.3
Interest-bearing demand
  deposits.............      167.9       504.0         0.0         0.0       448.0        0.0         0.0     1,119.9
Money market
  deposits.............      824.1     2,472.2         0.0         0.0     2,197.6        0.0         0.0     5,493.9
Savings deposits.......        0.0         0.0         0.0         0.0     2,383.7        0.0         0.0     2,383.7
Time deposits under
  $100,000.............    1,092.5     2,385.5     2,061.9     2,417.0     1,580.1        9.3         0.0     9,546.3
Other time deposits....      841.9       863.3       537.6       614.9       532.3      131.8         0.0     3,521.8
                         ---------   ---------   ---------   ---------   ---------   --------   ---------   ---------
         Total
           deposits....    2,926.4     6,225.0     2,599.5     3,031.9     7,141.7      141.1     2,774.3    24,839.9
Short-term
  borrowings...........    4,976.8       656.6       318.1       110.0         0.7       50.8         0.0     6,113.0
FHLB advances..........      500.0       175.0         0.0         0.0       505.1    1,600.3         0.0     2,780.4
Long-term debt.........        0.0        25.0        75.0         0.0       100.0      954.9         0.0     1,154.9
Other liabilities......        0.0         0.0         0.0         0.0         0.0        0.0       507.3       507.3
Stockholders' equity...        0.0         0.0         0.0         0.0         0.0        0.0     2,738.3     2,738.3
                         ---------   ---------   ---------   ---------   ---------   --------   ---------   ---------
         Total
           liabilities
           and
          stockholders'
           equity......  $ 8,403.2   $ 7,081.6   $ 2,992.6   $ 3,141.9   $ 7,747.5   $2,747.1   $ 6,019.9   $38,133.8
                         =========   =========   =========   =========   =========   ========   =========   =========
Interest rate gap......  $ 3,125.3   $(3,822.2)  $  (838.4)  $  (891.7)    1,965.6    3,313.7   $(2,852.3)
Effect of interest rate
  swaps................        0.0      (475.0)     (400.0)        0.0       200.0      675.0
                         ---------   ---------   ---------   ---------   ---------   --------
Cumulative interest
  rate gap.............  $ 3,125.3   $(1,171.9)  $(2,410.3)  $(3,302.0)  $(1,136.4)  $2,852.3
                         =========   =========   =========   =========   =========   ========
Cumulative gap as a
  percentage of earning
  assets --
  December 31, 1998....       8.94%      (3.35)%     (6.89)%     (9.44)%     (3.25)%     8.16%
  December 31, 1997....       7.18%      (6.20)%     (8.72)%     (8.52)%      5.76%      8.84%

Significant assumptions:

(1) Allocations to specific interest sensitivity periods are based on the earlier of the repricing or maturity dates. These allocations have been adjusted for any estimated early principle payoffs, including callable bonds, mortgage-backed securities, 1-4 family mortgages, trading securities and loans held for sale.
(2) Interest-bearing demand, money market and savings deposit account repricing volumes are based on management assumptions of the sensitivity of these accounts in relation to changes in short-term market rates.
(3) Non-accrual loans are included in their respective loan categories and are classified in the "Over 5 years" repricing period.

CAPITAL

     The assessment of capital adequacy is dependent on several factors including asset quality, earning trends, liquidity, and economic conditions. The Company continually monitors current and projected capital adequacy positions of both the Company and its subsidiaries. Maintaining adequate capital levels is integral to provide stability to the Company, resources to achieve the Company's growth objectives, and returns to the stockholders in the form of dividends.

     Stockholders' equity at December 31, 1998 was $2,738.3 million or 7.18% of year-end assets compared to $2,194.6 million or 7.10% in 1997. During 1998, net income added $368.6 million to stockholders' equity and dividends declared totaled $124.1 million, resulting in an internal common equity generation rate of 9.6% in 1998 compared to 10.6% in 1997.

     During 1998, sales of common stock through the Dividend Reinvestment Plan, the Employee Discount Stock Purchase Plan, the stock option plans, and the Long-term Incentive Plan totaling 788,193 shares added $15.3 million to equity. During 1998, shares issued in business combinations totaled 6,241,013 and added $57.5 million to equity. Also, 6,547,500 shares were issued in a stock offering, adding $233.2 million to equity. The net unrealized loss after tax on available-for-sale securities resulted in a net reduction to equity of $5.6 million for the year ended December 31, 1998, compared to a net addition of $18.7 million for the year ended December 31, 1997. Treasury stock purchases for the exercise of stock options for 29,219 shares reduced equity by $1.2 million.

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

     The annual dividend rate during 1998 was $.76 per share, representing a 13% increase over 1997. For 1999 the indicated annual dividend rate is $.88 per share, marking the twenty-ninth consecutive year in which SouthTrust has increased its dividend. The dividend pay-out ratio during 1998 was 33.7%. Item 5, Market for the Registrant's Common Equity and Related Stockholder Information, includes a five-year history of the dividend pay-out ratio.

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

     The rules require a risk-based capital ratio of 8%, at least one-half of which must be made up of Core or Tier I capital elements. Tier I capital generally consists of common stock, capital surplus and retained earnings less treasury stock and certain intangible assets. Total risk-based capital includes Tier I capital, and supplemental capital elements which consist of certain subordinated debt and the allowance for loan losses subject to certain limitations. The guidelines also impose a leverage requirement, defined as the ratio of Tier I capital to average assets subject to certain adjustments. The leverage ratio generally must exceed 4% and is driven by evaluation and discretion of the regulators. At December 31, 1998, SouthTrust had a total risk-based capital ratio of 10.60% consisting of Tier I capital elements of 6.58% and supplemental capital elements of 4.02%, and a leverage ratio of 6.10%. The Federal Deposit Insurance Corporation Improvement Act of 1995 provided further guidance as to capital levels to be maintained by insured depository institutions and corresponding supervisory treatments. Under these guidelines the subsidiary bank is considered "well capitalized," the highest of the five supervisory groupings.

CAPITAL POSITION (TABLE 11)

     Following are the Company's risk-based capital ratios for the years ended December 31, 1998 and 1997.

                                                               DECEMBER 31,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
Tier I capital ratio........................................   6.58%    7.72%
Supplemental capital element................................   4.02     4.35
                                                              -----    -----
          Total risk-based capital ratio....................  10.60%   12.07%
                                                              =====    =====
Leverage ratio..............................................   6.10%    6.61%
                                                              =====    =====

QUARTERLY INCOME INFORMATION (TABLE 12)

     The Company's unaudited consolidated operating results for each quarter of 1998 and 1997 are summarized in the table below.

                                              1998                                        1997
                            -----------------------------------------   -----------------------------------------
                                       THREE MONTHS ENDED                          THREE MONTHS ENDED
                            -----------------------------------------   -----------------------------------------
                            DEC. 31    SEPT. 30   JUNE 30    MAR. 31    DEC. 31    SEPT. 30   JUNE 30    MAR. 31
                            --------   --------   --------   --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income...........  $668,011   $656,045   $635,944   $597,462   $589,174   $574,242   $558,186   $510,650
Interest expense..........   357,074    359,196    345,874    324,112    315,376    308,448    296,161    266,094
Net interest income.......   310,937    296,849    290,070    273,350    273,798    265,794    262,025    244,556
Provision for loan
  losses..................    29,420     22,040     25,481     17,855     21,734     20,002     26,502     22,375
Non-interest income
  (excluding securities
  transactions)...........    95,999     92,349     82,962     75,394     68,294     61,545     58,952     58,296
Gains on trading
  securities, net.........     4,400      4,114      4,274      3,638      3,042      2,832      2,375      2,358
Gains on loans held for
  sale, net...............     3,330      3,305      4,851      6,934      3,063      4,366      2,415      1,230
Gains (losses) on
  available-for-sale
  securities, net.........     1,481       (399)     1,058      2,152        288      1,053        304         94
Non-interest expense......   242,226    236,798    222,913    212,506    199,030    192,987    182,158    174,041
Income before income
  taxes...................   144,501    137,380    134,821    131,107    127,721    122,601    117,411    110,118
Income tax expense........    46,496     42,719     45,329     44,655     45,768     44,113     42,044     39,218
Net income................    98,005     94,661     89,492     86,452     81,953     78,488     75,367     70,900
Net income per share
  (basic).................      0.59       0.57       0.56       0.55       0.54       0.53       0.50       0.48
Net income per share
  (diluted)...............      0.59       0.57       0.55       0.54       0.53       0.52       0.50       0.48
Dividends declared per
  share...................      0.19       0.19       0.19       0.19       0.16 2/3   0.16 2/3   0.16 2/3   0.16 2/3

CAPITAL STOCK (TABLE 13)

     SouthTrust Common Stock is traded in the over-the-counter market and quoted on the NASDAQ national market system under the symbol SOTR. As of February 26, 1999, approximately 15,907 shareholders of record owned Company stock. The following table summarizes the historical book value per share and dividends per share for each quarter of the past two years. Also included are the stock market price ranges of SouthTrust shares, as reported by NASDAQ's national market system.

                                                                        STOCK MARKET
                                                   BOOK VALUE           PRICE RANGE
                                                  PER SHARE AT      --------------------     DIVIDENDS
                                                  END OF PERIOD       LOW         HIGH       PER SHARE
                                                  -------------     -------     --------     ---------
1998
  First Quarter.................................     $15.49         $35 3/4     $45 1/8        $0.19
  Second Quarter................................      15.65          39 1/4      45             0.19
  Third Quarter.................................      16.10          30 11/16    45 3/8         0.19
  Fourth Quarter................................      16.38          24 7/8      39             0.19
          Year..................................                     24 7/8      45 3/8         0.76
1997
  First Quarter.................................     $12.52         $22 3/4     $28 1/2        $0.16 2/3
  Second Quarter................................      13.05          23 7/12     28 1/4         0.16 2/3
  Third Quarter.................................      13.46          25 3/4      34 11/24       0.16 2/3
  Fourth Quarter................................      14.28          30 2/3      42 5/6         0.16 2/3
          Year..................................                     22 3/4      42 5/6         0.66 2/3

SIX-YEAR CONDENSED STATEMENTS OF CONDITION (TABLE 14)

                                                                                                                GROWTH RATES
                                                                                                             -------------------
                                                                                                               ONE     FIVE-YEAR
                                       1998        1997        1996        1995        1994        1993       YEAR     COMPOUND
                                     ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------
                                                                 (IN MILLIONS)
AVERAGE BALANCES:
Loans, net of unearned income......  $24,609.0   $20,888.9   $16,885.4   $13,326.1   $10,606.6   $ 8,422.0     17.81%    23.92%
Held-to-maturity securities........    2,735.6     2,227.4     1,721.9     1,838.3     1,565.0     3,875.1     22.82     (6.73)
Available-for-sale securities......    3,340.0     3,272.1     2,825.5     2,209.4     2,339.6         0.0      2.08      0.00
Short-term investments
  Federal funds sold and securities
    purchased under resale
    agreements.....................       34.5        28.3        66.5        29.6        21.3        54.5     21.91     (8.74)
  Interest-bearing deposits in
    other banks....................        1.1        18.0        17.5        16.8        12.6        19.4    (93.89)   (43.67)
  Trading securities...............       43.5        30.3        15.4        15.1        14.9        12.2     43.56     28.95
  Loans held for sale..............      644.1       304.7       242.6       180.9       173.7       193.0    111.39     27.26
                                     ---------   ---------   ---------   ---------   ---------   ---------   -------    ------
        Total short-term
          investments..............      723.2       381.3       342.0       242.4       222.5       279.1     89.67     20.98
                                     ---------   ---------   ---------   ---------   ---------   ---------   -------    ------
        Total earning assets.......   31,407.8    26,769.7    21,774.8    17,616.2    14,733.7    12,576.2     17.33     20.09
Allowance for loan losses..........     (350.1)     (298.2)     (239.3)     (187.1)     (154.1)     (118.1)    17.40     24.28
Bank owned life insurance..........      567.3         6.7         0.0         0.0         0.0         0.0        --      0.00
Other assets.......................    2,472.3     1,994.2     1,748.5     1,554.8     1,355.3     1,194.9     23.97     15.65
                                     ---------   ---------   ---------   ---------   ---------   ---------   -------    ------
        Total assets...............  $34,097.3   $28,472.4   $23,284.0   $18,983.9   $15,934.9   $13,653.0     19.76%    20.09%
                                     =========   =========   =========   =========   =========   =========   =======    ======
Deposits:
  Interest-bearing.................  $19,749.2   $16,057.0   $13,607.5   $11,588.9   $10,052.8   $ 9,166.6     22.99%    16.59%
  Other............................    2,323.3     2,095.4     2,270.5     2,023.3     1,849.2     1,606.0     10.88      7.66
                                     ---------   ---------   ---------   ---------   ---------   ---------   -------    ------
    Total deposits.................   22,072.5    18,152.4    15,878.0    13,612.2    11,902.0    10,772.6     21.60     15.43
Federal funds purchased and other
  short-term borrowed funds........    4,976.2     4,834.8     3,636.7     2,995.9     2,259.9     1,340.0      2.92     30.00
Federal Home Loan Bank advances....    2,767.5     2,107.6     1,088.3       351.1       104.0       114.5     31.31     89.08
Long-term debt.....................    1,204.1       986.8       696.6       486.0       359.2       300.7     22.02     31.98
Other liabilities..................      529.8       439.6       384.8       277.9       218.6       174.8     20.52     24.83
Stockholders' equity...............    2,547.2     1,951.2     1,599.6     1,260.8     1,091.2       950.4     30.55     21.80
                                     ---------   ---------   ---------   ---------   ---------   ---------   -------    ------
        Total liabilities and
          stockholders' equity.....  $34,097.3   $28,472.4   $23,284.0   $18,983.9   $15,934.9   $13,653.0     19.76%    20.09%
                                     =========   =========   =========   =========   =========   =========   =======    ======
BALANCES AT YEAR-END:
Loans, net of unearned income......  $27,317.5   $22,474.8   $19,331.1   $14,655.1   $12,121.9   $ 9,448.3     21.55%    23.66%
Held-to-maturity securities:.......    2,988.4     2,557.2     1,956.6     1,585.6     1,671.7     1,278.0     16.86     18.52
Available-for-sale securities......    3,802.7     2,917.1     2,859.0     2,614.8     2,280.8     2,454.8     30.36      9.15
Short-term investments
  Federal funds sold and securities
    purchased under resale
    agreements.....................       76.3        49.2        12.2       100.3        22.6         2.0     55.08    107.16
  Interest-bearing deposits in
    other banks....................        0.5         0.2         4.2        18.7        13.9        47.6    150.00    (59.80)
  Trading securities...............       73.2        58.8        17.8        15.7        16.9        14.7     24.49     37.86
  Loans held for sale..............      707.6       403.8       191.3       221.4       147.7       243.8     75.24     23.75
                                     ---------   ---------   ---------   ---------   ---------   ---------   -------    ------
        Total short-term
          investments..............      857.6       512.0       225.5       356.1       201.1       308.1     67.50     22.72
                                     ---------   ---------   ---------   ---------   ---------   ---------   -------    ------
        Total earning assets.......   34,966.2    28,461.1    24,372.2    19,211.6    16,275.5    13,489.2     22.86     20.99
Allowance for loan losses..........     (377.5)     (315.5)     (269.9)     (206.6)     (171.7)     (135.2)    19.65     22.80
Bank owned life insurance..........      715.2       506.9         0.0         0.0         0.0         0.0     41.09      0.00
Other assets.......................    2,829.9     2,253.9     2,120.9     1,782.0     1,528.3     1,354.0     25.56     15.89
                                     ---------   ---------   ---------   ---------   ---------   ---------   -------    ------
        Total assets...............  $38,133.8   $30,906.4   $26,223.2   $20,787.0   $17,632.1   $14,708.0     23.38%    20.99%
                                     =========   =========   =========   =========   =========   =========   =======    ======
Deposits:
  Interest-bearing.................  $22,065.7   $17,297.9   $14,725.1   $12,303.1   $10,761.5   $ 9,732.5     27.56%    17.79%
  Other............................    2,774.2     2,288.7     2,580.4     2,272.0     2,039.7     1,782.9     21.21      9.25
                                     ---------   ---------   ---------   ---------   ---------   ---------   -------    ------
    Total deposits.................   24,839.9    19,586.6    17,305.5    14,575.1    12,801.2    11,515.4     26.82     16.62
Federal funds purchased and other
  short-term borrowed funds........    6,113.0     4,750.4     4,071.0     3,207.4     2,828.0     1,456.4     28.68     33.23
Federal Home Loan Bank advances....    2,780.4     2,782.4     1,744.2       651.9       251.9       145.8     (0.07)    80.33
Long-term debt.....................    1,154.9     1,106.4       983.2       535.4       388.8       324.2      4.38     28.93
Other liabilities..................      507.3       486.0       384.4       386.3       226.9       214.4      4.38     18.80
Stockholders' equity...............    2,738.3     2,194.6     1,734.9     1,430.9     1,135.3     1,051.8     24.77     21.09
                                     ---------   ---------   ---------   ---------   ---------   ---------   -------    ------
        Total liabilities and
          stockholders' equity.....  $38,133.8   $30,906.4   $26,223.2   $20,787.0   $17,632.1   $14,708.0     23.38%    20.99%
                                     =========   =========   =========   =========   =========   =========   =======    ======

SIX-YEAR SUMMARY OF EARNINGS (TABLE 15)

                                                                                                               GROWTH RATES
                                                                                                            -------------------
                                                                                                              ONE     FIVE-YEAR
                                   1998         1997         1996         1995         1994        1993      YEAR     COMPOUND
                                ----------   ----------   ----------   ----------   ----------   --------   -------   ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans, including fees.......  $2,102,095   $1,831,156   $1,483,705   $1,208,209   $  868,461   $669,495     14.80%    25.71%
  Held-to-maturity
    securities................     192,345      157,165      117,835      121,435       99,098    243,990     22.38     (4.65)
  Available-for-sale
    securities................     210,489      215,015      179,920      139,451      130,470          0     (2.10)     0.00
  Federal funds sold and
    securities purchased under
    resale agreements.........       1,929        1,605        3,582        1,743          875      1,637     20.19      3.34
  Time deposits in other
    banks.....................          65        1,072        1,015        1,079          539        890    (93.94)   (40.75)
  Trading securities..........       3,213        1,844          629          859          744        124     74.24     91.73
  Loans held for sale.........      47,326       24,395       17,534       11,847        8,425     11,415     94.00     32.90
                                ----------   ----------   ----------   ----------   ----------   --------   -------    ------
        Total interest
          income..............   2,557,462    2,232,252    1,804,220    1,484,623    1,108,612    927,551     14.57     22.49
INTEREST EXPENSE:
  Deposits....................     897,903      745,122      644,613      564,064      377,643    335,708     20.50     21.75
  Short-term borrowings.......     264,980      266,816      194,159      174,330       98,189     39,340     (0.69)    46.45
  Federal Home Loan Bank
    advances..................     146,708      112,646       57,387       20,511        4,628      5,103     30.24     95.76
  Long-term debt..............      76,665       61,495       42,035       32,518       20,607     17,592     24.67     34.23
                                ----------   ----------   ----------   ----------   ----------   --------   -------    ------
        Total interest
          expense.............   1,386,256    1,186,079      938,194      791,423      501,067    397,743     16.88     28.37
        Net interest income...   1,171,206    1,046,173      866,026      693,200      607,545    529,808     11.95     17.19
Provision for loan losses.....      94,796       90,613       90,027       61,286       44,984     45,032      4.62     16.05
                                ----------   ----------   ----------   ----------   ----------   --------   -------    ------
        Net interest income
          after provision for
          loan losses.........   1,076,410      955,560      775,999      631,914      562,561    484,776     12.65     17.30
NON-INTEREST INCOME:
  Service charges on deposit
    accounts..................     167,742      129,869      109,213       93,276       86,304     76,716     29.16     16.94
  Mortgage banking
    operations................      41,565       27,242       42,096       31,712       27,760     33,771     52.58      4.24
  Bank card fees..............      27,785       22,981       22,727       18,699       15,847     12,574     20.90     17.18
  Trust fees..................      27,704       24,529       21,886       18,936       16,863     15,224     12.95     12.72
  Other fee income............      37,239       31,911       27,812       27,843       20,414     16,456     16.70     17.74
  Bank owned life insurance...      32,832          795            0            0            0          0        --      0.00
  Gains on trading securities,
    net.......................      16,426       10,607        9,033        5,915        7,052      8,619     54.86     13.77
  Gains on loans held for
    sale, net.................      18,420       11,074        8,910          399        1,009      1,255     66.34     71.13
  Gains on available-for-sale
    securities, net...........       4,292        1,739        1,409          193          330        603    146.81     48.07
  Other.......................      11,837        9,760       11,723       11,691        9,199      9,484     21.28      4.53
                                ----------   ----------   ----------   ----------   ----------   --------   -------    ------
        Total non-interest
          income..............     385,842      270,507      254,809      208,664      184,778    174,702     42.64     17.17
NON-INTEREST EXPENSE:
  Salaries and employee
    benefits..................     495,837      404,846      331,600      281,546      257,637    227,017     22.48     16.91
  Net occupancy expense.......      72,538       60,158       49,361       43,423       40,273     36,775     20.58     14.55
  Equipment expense...........      61,005       45,724       37,336       30,932       27,899     25,353     33.42     19.20
  Business development........      30,263       26,312       23,199       21,221       16,090     12,795     15.02     18.79
  Communications..............      47,073       36,452       30,791       25,157       22,136     20,017     29.14     18.65
  Professional services.......      57,503       51,414       45,596       34,785       27,242     25,420     11.84     17.73
  Other.......................     150,224      123,310      125,415       99,470       94,722     87,574     21.83     11.40
                                ----------   ----------   ----------   ----------   ----------   --------   -------    ------
        Total non-interest
          expense.............     914,443      748,216      643,298      536,534      485,999    434,951     22.22     16.02
                                ----------   ----------   ----------   ----------   ----------   --------   -------    ------
        Income before income
          taxes...............     547,809      477,851      387,510      304,044      261,340    224,527     14.64     19.53
Income tax expense............     179,199      171,143      132,807      105,039       88,338     73,992      4.71     19.35
                                ----------   ----------   ----------   ----------   ----------   --------   -------    ------
        NET INCOME............  $  368,610   $  306,708   $  254,703   $  199,005   $  173,002   $150,535     20.18%    19.62%
                                ==========   ==========   ==========   ==========   ==========   ========   =======    ======
Average shares outstanding--
  basic.......................     162,732      149,684      141,183      125,838      120,264    115,841      8.72%     7.03%
Average shares outstanding--
  diluted.....................     164,148      151,008      142,154      126,687      121,157    117,027      8.70      7.00
Net income per share--basic...  $     2.27   $     2.05   $     1.80   $     1.58   $     1.44   $   1.30     10.73     11.79
Net income per
  share--diluted..............        2.25         2.03         1.79         1.57         1.43       1.29     10.84     11.77
Dividends declared per
  share.......................        0.76         0.67         0.59         0.53         0.45       0.40     13.43     13.70

                             SOUTHTRUST CORPORATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of SouthTrust Corporation:

     We have audited the accompanying consolidated statements of condition of SouthTrust Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SouthTrust Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Birmingham, Alabama
January 29, 1999

                             SOUTHTRUST CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
                                          ASSETS
Cash and due from banks.....................................  $    970,778    $    877,885
Short-term investments:
  Federal funds sold and securities purchased under resale
    agreements..............................................        76,275          49,175
  Interest-bearing deposits in other banks..................           506             228
  Trading securities........................................        73,215          58,750
  Loans held for sale.......................................       707,586         403,837
                                                              ------------    ------------
         Total short-term investments.......................       857,582         511,990
Available-for-sale securities...............................     3,802,718       2,917,080
Held-to-maturity securities(1)..............................     2,988,428       2,557,251
Loans.......................................................    27,526,597      22,633,861
Less --
  Unearned income...........................................       209,091         159,076
  Allowance for loan losses.................................       377,525         315,471
                                                              ------------    ------------
         Net loans..........................................    26,939,981      22,159,314
Premises and equipment, net.................................       690,852         598,294
Due from customers on acceptances...........................        28,965           8,561
Goodwill and core deposit intangibles.......................       549,689         220,323
Mortgage servicing rights and related intangibles...........        61,601          53,638
Bank owned life insurance...................................       715,175         506,939
Other assets................................................       528,005         495,170
                                                              ------------    ------------
         Total Assets.......................................  $ 38,133,774    $ 30,906,445
                                                              ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest-bearing..........................................  $ 22,065,653    $ 17,297,931
  Other.....................................................     2,774,239       2,288,653
                                                              ------------    ------------
         Total deposits.....................................    24,839,892      19,586,584
Federal funds purchased and securities sold under agreements
  to repurchase.............................................     5,200,026       3,588,599
Other short-term borrowings.................................       913,002       1,161,779
Bank acceptances outstanding................................        28,965           8,561
Federal Home Loan Bank advances.............................     2,780,340       2,782,355
Long-term debt..............................................     1,154,937       1,106,443
Other liabilities...........................................       478,346         477,483
                                                              ------------    ------------
         Total liabilities..................................    35,395,508      28,711,804
Stockholders' equity:
  Preferred stock, par value $1.00 a share(2)...............             0               0
  Common stock, par value $2.50 a share(3)..................       420,569         386,626
  Capital surplus...........................................       733,577         486,166
  Retained earnings.........................................     1,590,686       1,321,586
  Unrealized gain on available-for-sale securities, net.....         5,530          11,176
  Treasury stock, at cost(4)................................       (12,096)        (10,913)
                                                              ------------    ------------
         Total stockholders' equity.........................     2,738,266       2,194,641
                                                              ------------    ------------
         Total Liabilities and Stockholders' Equity.........  $ 38,133,774    $ 30,906,445
                                                              ============    ============
(1) Held-to-maturity securities-fair value..................  $  3,021,199    $  2,593,259
(2) Preferred shares authorized.............................     5,000,000       5,000,000
    Preferred shares issued.................................             0               0
(3) Common shares authorized................................   500,000,000     300,000,000
    Common shares issued....................................   168,227,453     154,650,747
(4) Treasury shares of common stock.........................     1,016,159         986,940

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                1998          1997          1996
                                                             -----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest Income
  Interest and fees on loans...............................  $2,102,095    $1,831,156    $1,483,705
  Interest on available-for-sale securities................     210,489       215,015       179,920
  Interest on held-to-maturity securities..................     192,345       157,165       117,835
  Interest on short-term investments.......................      52,533        28,916        22,760
                                                             ----------    ----------    ----------
          Total interest income............................   2,557,462     2,232,252     1,804,220
                                                             ----------    ----------    ----------
Interest Expense
  Interest on deposits.....................................     897,903       745,122       644,613
  Interest on short-term borrowings........................     264,980       266,816       194,159
  Interest on Federal Home Loan Bank advances..............     146,708       112,646        57,387
  Interest on long-term debt...............................      76,665        61,495        42,035
                                                             ----------    ----------    ----------
          Total interest expense...........................   1,386,256     1,186,079       938,194
                                                             ----------    ----------    ----------
Net interest income........................................   1,171,206     1,046,173       866,026
Provision for loan losses..................................      94,796        90,613        90,027
                                                             ----------    ----------    ----------
Net interest income after provision for loan losses........   1,076,410       955,560       775,999
Non-Interest Income
  Service charges on deposit accounts......................     167,742       129,869       109,213
  Mortgage banking operations..............................      41,565        27,242        42,096
  Bank card fees...........................................      27,785        22,981        22,727
  Trust fees...............................................      27,704        24,529        21,886
  Other fees...............................................      37,239        31,911        27,812
  Bank owned life insurance................................      32,832           795             0
  Gains on trading securities, net.........................      16,426        10,607         9,033
  Gains on loans held for sale, net........................      18,420        11,074         8,910
  Gains on available-for-sale securities, net..............       4,292         1,739         1,409
  Other....................................................      11,837         9,760        11,723
                                                             ----------    ----------    ----------
          Total non-interest income........................     385,842       270,507       254,809
                                                             ----------    ----------    ----------
Non-Interest Expense
  Salaries and employee benefits...........................     495,837       404,846       331,600
  Net occupancy............................................      72,538        60,158        49,361
  Equipment................................................      61,005        45,724        37,336
  Business development.....................................      30,263        26,312        23,199
  Communications...........................................      47,073        36,452        30,791
  Professional services....................................      57,503        51,414        45,596
  Other....................................................     150,224       123,310       125,415
                                                             ----------    ----------    ----------
          Total non-interest expense.......................     914,443       748,216       643,298
                                                             ----------    ----------    ----------
Income before income taxes.................................     547,809       477,851       387,510
Income tax expense.........................................     179,199       171,143       132,807
                                                             ----------    ----------    ----------
NET INCOME.................................................  $  368,610    $  306,708    $  254,703
                                                             ==========    ==========    ==========

Average shares outstanding -- basic (in thousands).........     162,732       149,684       141,183
Average shares outstanding -- diluted (in thousands).......     164,148       151,008       142,154
Net income per share -- basic..............................  $     2.27    $     2.05    $     1.80
Net income per share -- diluted............................        2.25          2.03          1.79
Dividends declared per share...............................        0.76          0.67          0.59

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           UNREALIZED                            NON-OWNER
                                        COMMON    CAPITAL     RETAINED    GAIN/(LOSS),   TREASURY                 CHANGES
                                        STOCK     SURPLUS     EARNINGS        NET         STOCK       TOTAL      IN EQUITY
                                       --------   --------   ----------   ------------   --------   ----------   ---------
                                                                         (IN THOUSANDS)
DECEMBER 31, 1995....................  $331,493   $230,111   $  885,129     $ (9,635)    $ (6,228)  $1,430,870
  Net income.........................        0           0      254,703            0            0      254,703   $254,703
  Unrealized gain on
    available-for-sale securities,
    net of tax of $(1,563)...........        0           0            0        2,115            0        2,115      2,115*
                                                                                                                 --------
  Comprehensive income...............                                                                            $256,818
                                                                                                                 ========
  Dividends declared ($.59 per
    share)...........................        0           0      (82,546)           0            0      (82,546)
  Issuance of 331,749 shares of
    Common Stock for stock options
    exercised........................      829       1,594            0            0            0        2,423
  Issuance of 286,978 shares of
    Common Stock under dividend
    reinvestment and stock purchase
    plans............................      717       4,707            0            0            0        5,424
  Issuance of 49,542 shares of Common
    Stock under employee discounted
    stock purchase plan..............      124         584            0            0            0          708
  Issuance of 11,441,208 shares of
    Common Stock for acquisitions
    accounted for as
    poolings-of-interest.............   28,603      46,176       42,884            0            0      117,663
  Issuance of 461,007 shares of
    Common Stock for acquisitions
    accounted for as purchases.......    1,153       6,484            0            0            0        7,637
  Issuance of 6,890 shares of Common
    Stock for conversion of
    debentures.......................       17           8            0            0            0           25
  Purchase of 224,690 shares of
    treasury stock for exercises of
    stock options....................        0           0            0            0       (4,130)      (4,130)
                                       --------   --------   ----------     --------     --------   ----------
DECEMBER 31, 1996....................  362,936     289,664    1,100,170       (7,520)     (10,358)   1,734,892
  Net income.........................        0           0      306,708            0            0      306,708   $306,708
  Unrealized gain on
    available-for-sale securities,
    net of tax of $(11,158)..........        0           0            0       18,696            0       18,696     18,696*
                                                                                                                 --------
  Comprehensive income...............                                                                            $325,404
                                                                                                                 ========
  Dividends declared ($.67 per
    share)...........................        0           0      (99,581)           0            0      (99,581)
  Issuance of 284,297 shares of
    Common Stock for stock options
    exercised........................      711       1,880            0            0            0        2,591
  Issuance of 232,145 shares of
    Common Stock under dividend
    reinvestment and stock purchase
    plans............................      580       5,745            0            0            0        6,325
  Issuance of 42,891 shares of Common
    Stock under employee discounted
    stock purchase plan..............      107         828            0            0            0          935
  Issuance of 1,905,047 shares of
    Common Stock for acquisitions
    accounted for as
    poolings-of-interest.............    4,763       4,452       14,289            0            0       23,504
  Issuance of 86,480 shares of Common
    Stock under long-term incentive
    plan.............................      216       1,199            0            0            0        1,415
  Issuance of 6,925,218 shares of
    Common Stock in secondary
    offering.........................   17,313     182,398            0            0            0      199,711
  Purchase of 20,478 shares of
    treasury stock for exercises of
    stock options....................        0           0            0            0         (555)        (555)
                                       --------   --------   ----------     --------     --------   ----------
DECEMBER 31, 1997....................  386,626     486,166    1,321,586       11,176      (10,913)   2,194,641

                                                                           UNREALIZED                            NON-OWNER
                                        COMMON    CAPITAL     RETAINED    GAIN/(LOSS),   TREASURY                 CHANGES
                                        STOCK     SURPLUS     EARNINGS        NET         STOCK       TOTAL      IN EQUITY
                                       --------   --------   ----------   ------------   --------   ----------   ---------
                                                                         (IN THOUSANDS)
  Net income.........................        0           0      368,610            0            0      368,610   $368,610
  Unrealized loss on
    available-for-sale securities,
    net of tax of $3,502.............        0           0            0       (5,646)           0       (5,646)    (5,646)*
                                                                                                                 --------
  Comprehensive income...............                                                                            $362,964
                                                                                                                 ========
  Dividends declared ($.76 per
    share)...........................        0           0     (124,119)           0            0     (124,119)
  Issuance of 523,119 shares of
    Common Stock for stock options
    exercised........................    1,308       4,473            0            0            0        5,781
  Issuance of 164,869 shares of
    Common Stock for dividend
    reinvestment and stock purchase
    plan.............................      412       6,199            0            0            0        6,611
  Issuance of 37,359 shares of Common
    Stock under employee discounted
    stock purchase plan..............       94       1,072            0            0            0        1,166
  Issuance of 62,846 shares of Common
    Stock under long-term incentive
    plan.............................      157       1,571            0            0            0        1,728
  Issuance of 6,547,500 shares of
    Common Stock in offering.........   16,369     216,804            0            0            0      233,173
  Issuance of 6,241,013 shares of
    Common Stock for acquisitions
    accounted for as
    poolings-of-interest.............   15,603      17,292       24,609            0            0       57,504
  Purchase of 29,219 shares of
    treasury stock for exercises of
    stock options....................        0           0            0            0       (1,183)      (1,183)
                                       --------   --------   ----------     --------     --------   ----------
DECEMBER 31, 1998....................  $420,569   $733,577   $1,590,686     $  5,530     $(12,096)  $2,738,266
                                       ========   ========   ==========     ========     ========   ==========

* See disclosure of reclassification amount in Note A to Consolidated Financial Statements.

                See Notes to Consolidated Financial Statements.

                             SOUTHTRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 1998            1997           1996
                                                              -----------   --------------   -----------
                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $   368,610    $   306,708     $   254,703
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Provision (credit) for:
    Loan losses.............................................       94,796         90,613          90,027
    Depreciation of premises and equipment..................       50,699         38,790          33,058
    Amortization of intangibles.............................       44,502         28,089          22,251
    Amortization of security premiums.......................        2,042            584           2,056
    Accretion of security discounts.........................       (5,383)        (3,289)         (3,456)
    Deferred income tax (benefit)...........................       48,843        (15,525)         (1,391)
    Increase in value of bank owned life insurance..........      (32,832)          (795)              0
  Net gain on trading securities............................      (16,426)       (10,607)         (9,033)
  Net gain on loans held for sale...........................      (18,420)       (11,074)         (8,910)
  Net gains on available-for-sale securities................       (4,292)        (1,739)         (1,409)
  Origination and purchase of loans held for sale...........   (3,665,643)    (1,987,135)     (1,626,529)
  Proceeds from loans held for sale.........................    3,380,314      1,785,680       1,665,589
  Net (increase) decrease in trading securities.............        1,961        (30,293)          6,863
  Net increase (decrease) in other assets...................      (94,407)        19,604         (47,724)
  Net increase (decrease) in other liabilities..............      (20,988)        81,050         (54,898)
                                                              -----------    -----------     -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES...............      133,376        290,661         321,197
INVESTING ACTIVITIES
  Proceeds from maturities of:
    Held-to-maturity securities.............................    2,104,486        678,361         971,392
    Available-for-sale securities...........................    1,266,217        545,273         196,935
  Proceeds from sales of:
    Held-to-maturity securities.............................            0              0               0
    Available-for-sale securities...........................      321,522        652,172         345,233
  Purchases of:
    Held-to-maturity securities.............................   (2,264,771)    (1,262,777)     (1,149,999)
    Available-for-sale securities...........................   (2,313,956)    (1,200,062)       (775,205)
    Premises and equipment..................................      (83,824)      (107,953)        (85,786)
  Net (increase) decrease in:
    Short-term investments..................................       33,837         14,158         141,131
    Loans...................................................   (3,662,559)    (2,776,662)     (3,372,110)
  Purchases of bank owned life insurance....................     (175,000)      (500,000)              0
  Purchases of subsidiaries, net of cash acquired...........    2,771,092        756,415         (97,132)
                                                              -----------    -----------     -----------
  NET CASH USED IN INVESTING ACTIVITIES.....................   (2,002,956)    (3,201,075)     (3,825,541)
FINANCING ACTIVITIES
  Proceeds from issuance of:
    Common Stock............................................      305,963        234,481         133,881
    Federal Home Loan Bank advances.........................      300,281      2,957,750       1,313,259
    Long-term debt..........................................      200,436        125,000         450,124
  Payments for:
    Repurchase of Common Stock..............................       (1,183)          (555)         (4,130)
    Federal Home Loan Bank advances.........................     (302,296)    (1,920,554)       (311,009)
    Long-term debt..........................................     (151,943)        (1,800)         (4,029)
    Cash dividends..........................................     (118,008)       (81,546)        (75,446)
  Net increase in:
    Deposits................................................      473,413        893,570       1,312,514
    Short-term borrowings...................................    1,255,810        678,819         818,658
                                                              -----------    -----------     -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES.................    1,962,473      2,885,165       3,633,822
  INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS............       92,893        (25,249)        129,478
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR................      877,885        903,134         773,656
                                                              -----------    -----------     -----------
CASH AND DUE FROM BANKS AT END OF YEAR......................  $   970,778    $   877,885     $   903,134
                                                              ===========    ===========     ===========

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ACCOUNTING POLICIES

     The significant accounting policies followed by SouthTrust Corporation and its subsidiaries ("the Company" or "SouthTrust") and the method of applying those policies are summarized below.

NATURE OF OPERATIONS

     The Company is a regional bank holding company which owns one bank operating 616 banking offices located in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, Mississippi and Texas. SouthTrust is engaged in a full range of banking services and, through its bank-related subsidiaries, also offers a range of other services, including trust, mortgage banking, leasing and brokerage services.

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

     Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation. Such reclassification had no effect on net income or total assets.

LOANS HELD FOR SALE

     Loans held for sale consist primarily of mortgage loans in the process of being sold to third-party investors and are carried at the lower of cost or fair value in the aggregate.

SECURITIES

     The Company classifies securities as either trading, available-for-sale or held-to-maturity based on Management's intention at the time of purchase.

     Securities classified as trading are intended to be sold in the near term and primarily represent the inventory of securities held in the Company's brokerage subsidiary. Trading securities are carried at fair value and unrealized gains and losses are included in earnings. Securities classified as held-to-maturity are carried at amortized cost, as the Company has the ability and Management has the positive intent to hold these securities to maturity. All securities not considered held-to-maturity or part of the trading portfolio have been designated as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred taxes, as a component of stockholders' equity. This caption includes securities that Management intends to use as part of its asset/liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes.

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

ALLOWANCE FOR LOAN LOSSES

     The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon Management's estimated range of those losses. Actual losses for these loans can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent estimation of probable losses realized and other factors that influence the estimation process. The model and resulting allowance level is adjusted accordingly as these factors change. The allowance calculation also considers the balance of impaired loans (which are generally considered to be nonperforming loans, excluding residential mortgages and other homogeneous loans). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows at each loan's effective interest rate, the fair value of the collateral, or the loans' observable market prices.

LONG-LIVED ASSETS

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets.

     Goodwill is amortized on a straight-line basis, primarily over 25 years. Total goodwill was $454,486,000 and $113,657,000 at December 31, 1998 and 1997,
respectively. Intangible assets attributable to core deposits purchased are amortized over the estimated life of the deposit base, which generally does not exceed 10 years, on either a straight-line or a 150% declining balance basis. Core deposit intangibles totaled $95,203,000 and $106,666,000 at December 31, 1998 and 1997, respectively.

     The Company continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets' fair values and is recognized through a valuation allowance with the resulting charge recorded as a loss. There were no significant impairment losses recorded during 1998, 1997 or 1996.

     Total other real estate and other repossessed assets, included in other assets, amounted to $65,612,000 and $60,545,000 at December 31, 1998 and 1997,
respectively. Such properties are carried at the lower of the investment in the asset or fair value of the properties less estimated selling costs. Any excess of the recorded investment in the loan over the fair value of the property received at the time of foreclosure, less estimated selling costs, is charged to the allowance for loan losses. Any subsequent valuation adjustments are recorded in

                             SOUTHTRUST CORPORATION
other non-interest expense. Revenues and expenses associated with operating or disposing of foreclosed properties are recorded in non-interest income and expense during the period in which they are incurred.

MORTGAGE SERVICING RIGHTS

     The Company accounts for transfers and servicing of financial assets and extinguishments of liabilities in accordance with Statement of Financial Accounting Standard ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provides that, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

     When loans are transferred in accordance with SFAS No. 125, the Company records, as separate assets, rights to service such mortgage loans for others whether the loans were acquired through the purchase or origination of the loans. For purposes of measuring impairment, servicing rights are stratified based on the predominant risk characteristics of the underlying loans. The strata are product type and interest rate bands. Mortgage servicing rights are being amortized in proportion to and over the period of estimated net servicing income. The realization of these assets is periodically evaluated in relation to net servicing income using a discounted cash flow analysis to approximate fair value.

     At December 31, 1998 and 1997, mortgage servicing rights were approximately $52,802,000 and $37,172,000, respectively, net of accumulated amortization of approximately $48,260,000 and $33,709,000, respectively. The Company recognized mortgage servicing rights of $29,746,000 and $12,175,000 in 1998 and 1997, respectively. Amortization expense related to these mortgage servicing rights was $14,116,000 in 1998 and $7,828,000 in 1997.

     Fair value of mortgage servicing rights is estimated based on the estimated future cash flows of the servicing rights discounted at a market rate. At December 31, 1998 and 1997, fair value was approximately $62,179,000 and $42,663,000, respectively.

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

     In addition, the Company uses forward contracts to hedge commercial mortgage loans held for sale. Changes in fair values of these forward contracts are not included in the results of operations until the underlying instrument is sold.

                             SOUTHTRUST CORPORATION

EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are excised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                1998                                    1997
                                -------------------------------------   -------------------------------------
                                           DILUTIVE EFFECT                         DILUTIVE EFFECT
                                             OF OPTIONS                              OF OPTIONS
                                 BASIC         ISSUED        DILUTED     BASIC         ISSUED        DILUTED
                                --------   ---------------   --------   --------   ---------------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income....................  $368,610           --        $368,610   $306,708           --        $306,708
Shares available to common
  shareholders................   162,732        1,416         164,148    149,684        1,324         151,008
                                --------       ------        --------   --------       ------        --------
Earnings per share............  $   2.27           --        $   2.25   $   2.05           --        $   2.03
                                ========       ======        ========   ========       ======        ========

COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive
Income. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It requires that all items that are to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the Consolidated Statement of Stockholders' Equity.

     In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              1998      1997      1996
                                                             -------   -------   ------
                                                                   (IN THOUSANDS)
Unrealized holding gains (losses) arising during the
  period, net of tax.......................................  $(2,985)  $19,774   $2,989
Less: reclassification adjustment for gains included in net
  income, net of tax.......................................   (2,661)   (1,078)    (874)
                                                             -------   -------   ------
          Net unrealized gain (loss) on available-for-sale
            securities.....................................  $(5,646)  $18,696   $2,115
                                                             =======   =======   ======

                             SOUTHTRUST CORPORATION

STATEMENTS OF CASH FLOWS

     The Company includes cash, due from banks, and certain cash items, as cash equivalents in preparing the Statement of Cash Flows.

     The following is supplemental disclosure to the statements of cash flows for the three years ended December 31, 1998:

                                                                  YEAR ENDED
                                                     ------------------------------------
CASH PAID DURING THE PERIOD FOR:                        1998         1997         1996
--------------------------------                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
Interest...........................................  $1,385,185   $1,130,556   $  902,303
Income taxes.......................................     155,883      150,191      128,594
Non-cash transactions:
  Assets acquired in business combinations.........   5,137,063    1,463,289    1,744,929
  Liabilities assumed in business combinations.....   4,922,881    1,391,633    1,600,427
  Common stock issued in business combinations.....      57,504       23,504      125,300
  Loans transferred to other real estate...........      28,406       31,977       30,928
  Loans securitized into mortgage-backed
     securities....................................   2,045,621      855,360      567,136
  Financed sales of foreclosed property............      24,157       29,107       24,320

PENDING ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective as of the beginning of fiscal years ending after June 15, 1999. Management is in the process of assessing the impact of this Statement on the presentation of the Company's financial condition or results of operation.

     In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement, an amendment to SFAS No. 65, requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability to sell or hold those investments. This Statement is effective the first fiscal quarter beginning after December 15, 1998. The Company adopted the provisions of this Statement on January 1, 1999. Based on the Company's current operating activities, management does not believe that adoption of this Statement will have a material impact on the presentation of the Company's financial condition or results of operation.

                             SOUTHTRUST CORPORATION

NOTE B -- BUSINESS COMBINATIONS

DURING 1998 THE COMPANY COMPLETED THE FOLLOWING ACQUISITIONS:

(In millions)
    DATE                         INSTITUTION                      ASSETS     LOANS     DEPOSITS            LOCATION
-------------                    -----------                     --------   --------   --------            --------
               First of America Bank -- Florida, FSB ("FOA")     $1,079.2   $  732.0   $ 861.1     Tampa, Florida
January 29
               American National Bank of Florida ("American
                 National")                                         513.3      328.6     433.5     Jacksonville, Florida
June 18
               Home Savings of America, FSB ("Home Savings")      3,256.9        6.9   3,235.4     Various Florida Locations
July 17
               Gardner Mortgage Services, Inc. ("Gardner")            0.4        0.0       0.0     San Antonio, Texas
July 31
               Partners Mortgage Services, Inc. ("Partners")         17.0        0.0       0.0     San Antonio, Texas
July 31
               Marine Bank                                           59.5       35.9      45.9     St. Petersburg, Florida
August 7
               SecurityBank Texas                                    90.9       38.8      82.2     Arlington, Texas
October 30
               Georgia National Bank                                 90.7       69.4      79.8     Athens, Georgia
November 24
               First American Bank of Indian River County
                 ("Indian")                                          46.6       29.7      42.1     Vero Beach, Florida
December 11
                                                                 --------   --------   --------
                                                                 $5,154.5   $1,241.3   $4,780.0
  Total
                                                                 --------   --------   --------

     The acquisitions of Home Savings and Partners were accounted for as purchases of assets and assumptions of liabilities. The acquisitions of all of the outstanding shares of FOA and Gardner were accounted for as purchases. Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Financial Statements.

     The acquisitions of American National, Marine, SecurityBank Texas, Georgia National Bank and Indian were accounted for as poolings-of-interest; however, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisitions prior to their respective acquisition dates, since the effect is not material.

     Consideration for all acquisitions during 1998 aggregated approximately $487.7 million in cash and 6.2 million shares of SouthTrust Corporation common stock with a total market value at the time of issuance of $245.0 million. Total intangibles recognized in these transactions were approximately $357.6 million.

     During 1997, the Company completed four acquisitions with aggregate total assets of $1,463.3 million, loans of $421.5 million, and deposits of $1,387.5 million.

     The pro forma effect of the purchase and assumption transactions is not calculated below since the results of the acquired operations differ substantially from the historical results of the sellers and, therefore, the pro forma results would not be meaningful. Assuming the 1998 acquisitions of FOA, American National, Gardner, Marine Bank, SecurityBank Texas, Georgia National Bank and Indian, and the 1997 acquisitions of Equity Bank, Charter Bank and Barnett Bank of Southwest Georgia had occurred on January 1, 1997, the consolidated results of operations on a pro forma basis for 1998 and 1997 would have been approximately as follows:

(In thousands, except per share data)
                                                                1998        1997
                                                              ---------   ---------
Net interest income.........................................  1,198,110   1,124,658
Net income..................................................    357,729     316,314
Net income per share -- basic...............................       2.15        2.02
Net income per share -- diluted.............................       2.13        2.01

     In addition, on December 11, 1998, the Company entered into an agreement and plan of share exchange with LCNB Bancorporation, Inc. (LCNB). Per the agreement, the Company will pay approximately $24.5 million in cash for all of the outstanding shares of LCNB. LCNB had total assets of approximately $138.4 million as of December 31, 1998. This acquisition is expected to close by March 31, 1999.

                             SOUTHTRUST CORPORATION

NOTE C -- REGULATORY REQUIREMENTS AND RESTRICTIONS ON CERTAIN ASSETS

     The Company's banking subsidiary is required either by law or regulation to maintain cash reserves with the Federal Reserve Bank or in accounts with other banks. The average amount of reserve balances for the year ended December 31, 1998, was approximately $3,934,000.

     The Company has pledged $553.1 million in securities and $3,193.3 in loans against FHLB advances at December 31, 1998. At December 31, 1997, assets pledged against FHLB advances consisted of $3,976.6 million in loans.

     Also, the Company has pledged certain assets, consisting primarily of securities and mortgage loans, to secure a line of credit with the Federal Home Loan Bank of Atlanta totaling $5.0 billion. This line is maintained for liquidity and other treasury management purposes. This line of credit has no expiration date. At December 31, 1998 and 1997 there were no outstanding balances under this credit facility.

     At December 31, 1998 and 1997, securities with a par value of $4,207,334,000 and $3,276,443,000 respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

     The primary source of funds available to the Company is payment of dividends from the Company's subsidiary bank . Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 1998, $527.7 million of the net assets of the Company's subsidiaries was available for payment without prior regulatory approval. Substantially all other net assets of the Company's subsidiary bank were restricted as to payments to the Company.

     The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average total assets (as defined). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements imposed by its regulators.

     As of December 31, 1998 and December 31, 1997, the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that Management believes have changed the institutions' category.

                             SOUTHTRUST CORPORATION

     Actual capital amounts as well as required and well capitalized Tier 1, total, and Tier 1 leverage ratios as of December 31 for the Company and its significant bank subsidiary are as follows:

                                                                   1998
                                      --------------------------------------------------------------
                                                                                      TO BE WELL
                                                                                  CAPITALIZED UNDER
                                                               FOR CAPITAL        PROMPT CORRECTIVE
                                            ACTUAL          ADEQUACY PURPOSES     ACTION PROVISIONS
                                      ------------------    ------------------    ------------------
                                        AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                      ----------   -----    ----------   -----    ----------   -----
                                                          (DOLLARS IN THOUSANDS)
Tier 1 Capital:
  SouthTrust Corporation............  $2,183,047    6.58%   $1,326,307   4.00%           N/A
  SouthTrust Bank, N.A..............   2,337,527    7.07     1,322,819   4.00     $1,984,229    6.00%
Total Capital:
  SouthTrust Corporation............  $3,515,572   10.60%   $2,652,614   8.00%           N/A
  SouthTrust Bank, N.A..............   3,390,052   10.25     2,645,639   8.00     $3,307,049   10.00%
Tier 1 Leverage:
  SouthTrust Corporation............  $2,183,047    6.10%   $1,432,581   4.00%           N/A
  SouthTrust Bank, N.A..............   2,337,527    6.56     1,424,608   4.00     $1,780,760    5.00%

                                                                 1997  *
                                      --------------------------------------------------------------
Tier 1 Capital:
  SouthTrust Corporation............  $1,963,143    7.72%   $1,016,720   4.00%           N/A
  SouthTrust Bank, N.A..............   1,963,636    7.76     1,011,848   4.00     $1,517,771    6.00%
Total Capital:
  SouthTrust Corporation............  $3,068,614   12.07%   $2,033,440   8.00%           N/A
  SouthTrust Bank, N.A..............   2,754,650   10.87     2,023,695   8.00     $2,529,619   10.00%
Tier 1 Leverage:
  SouthTrust Corporation............  $1,963,143    6.61%   $1,188,305   4.00%           N/A
  SouthTrust Bank, N.A..............   1,963,636    6.66     1,178,619   4.00     $1,473,273    5.00%

     * 1997 amounts and ratios are actual; they have not been restated for 1998 acquisitions.

                             SOUTHTRUST CORPORATION

NOTE D -- AVAILABLE-FOR-SALE SECURITIES AND HELD-TO-MATURITY SECURITIES

     The amortized costs, gross gains and losses, and approximate fair values at December 31, are as follows:

                                                              AVAILABLE-FOR-SALE SECURITIES
                          -----------------------------------------------------------------------------------------------------
                                                1998                                                1997
                          -------------------------------------------------   -------------------------------------------------
                          AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                             COST      GROSS GAIN   GROSS LOSS     VALUE         COST      GROSS GAIN   GROSS LOSS     VALUE
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
U.S. Treasury
  securities............  $  170,198    $   766      $     (0)   $  170,964   $  172,657    $   694      $     (2)   $  173,349
U.S. Government agency
  securities............   1,402,886      2,940        (1,005)    1,404,821      473,196      2,106          (354)      474,948
Collateralized mortgage
  obligations and
  mortgage-backed
  securities............   1,732,372     25,345       (22,504)    1,735,213    2,043,979     28,104       (15,559)    2,056,524
Obligations of states
  and political
  subdivisions..........     249,228      4,373            (0)      253,601        3,790        136            (8)        3,918
Other securities........     239,290        155        (1,326)      238,119      205,566      3,416          (641)      208,341
                          ----------    -------      --------    ----------   ----------    -------      --------    ----------
        Totals..........  $3,793,974    $33,579      $(24,835)   $3,802,718   $2,899,188    $34,456      $(16,564)   $2,917,080
                          ==========    =======      ========    ==========   ==========    =======      ========    ==========

                                                               HELD-TO-MATURITY SECURITIES
                          -----------------------------------------------------------------------------------------------------
                                                1998                                                1997
                          -------------------------------------------------   -------------------------------------------------
                          AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                             COST      GROSS GAIN   GROSS LOSS     VALUE         COST      GROSS GAIN   GROSS LOSS     VALUE
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
U.S. Treasury
  securities............  $    3,889    $   124      $    (0)    $    4,013   $      754    $     0      $    (3)    $      751
U.S. Government agency
  securities............   2,129,201     10,897       (1,553)     2,138,545    1,895,204     11,483         (926)     1,905,761
Collateralized mortgage
  obligations and
  mortgage-backed
  securities............     374,403     10,440         (645)       384,198      464,056     12,589         (444)       476,201
Obligations of states
  and political
  subdivisions..........     124,939     11,009           (0)       135,948      161,955     11,719           (0)       173,674
Other securities........     355,996      2,499           (0)       358,495       35,282      1,651          (61)        36,872
                          ----------    -------      -------     ----------   ----------    -------      -------     ----------
        Totals..........  $2,988,428    $34,969      $(2,198)    $3,021,199   $2,557,251    $37,442      $(1,434)    $2,593,259
                          ==========    =======      =======     ==========   ==========    =======      =======     ==========

     The amortized costs and approximate fair values of securities at December 31, 1998, by contractually scheduled maturity, are as shown below (expected maturities will differ from contractual maturities because of rights to call or prepay obligations with or without penalties):

                                            AVAILABLE-FOR-SALE         HELD-TO-MATURITY
                                          -----------------------   -----------------------
                                          AMORTIZED       FAIR      AMORTIZED       FAIR
                                             COST        VALUE         COST        VALUE
                                          ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
Due in one year or less.................  $  176,018   $  176,629   $  349,790   $  350,189
Due after one year through five years...      20,883       21,115      150,196      153,841
Due after five years through 10 years...   1,411,141    1,413,615    2,085,873    2,100,703
Due after 10 years......................     453,560      456,146       28,166       32,267
                                          ----------   ----------   ----------   ----------
Subtotal................................   2,061,602    2,067,505    2,614,025    2,637,000
                                          ----------   ----------   ----------   ----------
Collateralized mortgage obligations and
  mortgage-backed securities............   1,732,372    1,735,213      374,403      384,199
                                          ----------   ----------   ----------   ----------
          Totals........................  $3,793,974   $3,802,718   $2,988,428   $3,021,199
                                          ==========   ==========   ==========   ==========

    Proceeds from sales of available-for-sale securities were $321,522,000, $652,172,000, $345,233,000 in 1998, 1997, and 1996, respectively. Gross Gains of
$5,546,000, $2,526,000, $1,986,000, and gross losses of $1,254,000, $787,000,
$577,000 were realized on those sales.

                             SOUTHTRUST CORPORATION

NOTE E -- LOANS

     The classifications of loans at December 31 are as follows:

                                                                 1998          1997
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Commercial, financial and agricultural......................  $ 9,760,444   $ 7,709,625
Real estate construction....................................    3,526,376     2,937,161
Commercial real estate mortgage.............................    4,900,155     3,543,851
Residential real estate mortgage............................    6,243,684     5,277,070
Loans to individuals........................................    3,095,938     3,166,154
                                                              -----------   -----------
                                                               27,526,597    22,633,861
Unearned income.............................................     (209,091)     (159,076)
Allowance for loan losses...................................     (377,525)     (315,471)
                                                              -----------   -----------
          Net Loans.........................................  $26,939,981   $22,159,314
                                                              ===========   ===========

     In the normal course of business, loans are made to directors and executive officers of the Company and its subsidiaries and their associates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others. Such loans do not involve more than normal risk of collectibility nor do they present other unfavorable features. As of December 31, 1998 and 1997, respectively, $71,462,000 and $81,084,000 of these loans were outstanding. During 1998, $182,537,000 of new loans were made, repayments totaled $190,729,000 and loans that are no longer related totaled $1,430,000.

     The Company's largest loan grouping is commercial, financial and agricultural loans, which totaled $9,760.4 million or 35.4% of total loans at December 31, 1998 and $7,709.6 million or 34.1% of total loans at December 31, 1997. There were no significant industry concentrations within the loan portfolio and the Company's geographic loan distribution is concentrated in the Southeast markets served by the Company at December 31, 1998 and 1997.

     Had income on non-accrual and restructured loans been recorded under original terms, $4,118,000 of interest on non-accrual loans and $9,000 of interest on restructured loans would have been recorded.

NOTE F -- ALLOWANCE FOR LOAN LOSSES

     The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

                                                           1998       1997       1996
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Balance at beginning of year...........................  $315,471   $269,863   $206,638
Additions:
  Provision charged to operations......................    94,796     90,613     90,027
  Recoveries on loans previously charged-off...........    14,028     11,124     13,681
  Loans charged off....................................   (72,297)   (62,903)   (61,341)
  Allowance of purchased subsidiaries..................    25,527      6,774     20,858
                                                         --------   --------   --------
Balance at end of year.................................  $377,525   $315,471   $269,863
                                                         ========   ========   ========

     The recorded investment in impaired loans at December 31, 1998 was $98.0 million and at December 31, 1997 was $120.0 million. The Company had a specific allowance related to those loans of $19.4 million and $23.8 million, respectively. The average investment in these loans for the years ended December 31, 1998 and 1997 amounted to $108.3 million and $112.2 million, respectively.

                             SOUTHTRUST CORPORATION

NOTE G -- PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment at December 31:

                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $175,807   $145,333
Buildings and improvements..................................   457,268    406,752
Equipment...................................................   352,597    297,982
                                                              --------   --------
                                                               985,672    850,067
Less accumulated depreciation...............................   294,820    251,773
                                                              --------   --------
          Totals............................................  $690,852   $598,294
                                                              ========   ========

NOTE H -- SHORT-TERM BORROWINGS

     The following presents federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds at December 31, 1998 and 1997; the weighted-average interest rate at December 31, 1998 and 1997; the average outstanding borrowings; the daily weighted-average interest rate for each; and the maximum outstanding balance at any month end during each year. Such short-term borrowings are issued on normal banking terms.

                                                                   FEDERAL FUNDS
                                                              PURCHASED AND SECURITIES     OTHER
                                                               SOLD UNDER AGREEMENTS     SHORT-TERM
                                                                   TO REPURCHASE         BORROWINGS
                                                              ------------------------   ----------
                                                                      (DOLLARS IN MILLIONS)
Year Ended December 31:
  1998......................................................          $5,200.0            $  913.0
  1997......................................................           3,588.6             1,161.8
Weighted-average interest rate at year end:
  1998......................................................              4.77%               4.68%
  1997......................................................              5.49                5.73
Maximum amount outstanding at any month end:
  1998......................................................          $5,370.3            $1,376.9
  1997......................................................           4,776.9             1,162.7
Average amount outstanding during the year:
  1998......................................................          $3,909.9            $1,066.3
  1997......................................................           3,785.4             1,049.4
Daily weighted-average interest rate during the year:
  1998......................................................              5.33%               5.32%
  1997......................................................              5.49                5.62

                             SOUTHTRUST CORPORATION

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

     The following summarizes information concerning Federal Home Bank Loan advances:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                                (DOLLARS IN MILLIONS)
Ending balance..............................................  $   2,780.4   $   2,782.4
Average balance.............................................      2,767.5       2,107.6
Maximum month end balance during year.......................      2,787.3       2,782.4
Average rate paid...........................................         5.30%         5.34%
Weighted average remaining maturity.........................   6.05 years    6.23 years

     Scheduled maturities of Federal Home Loan Bank advances in 1999 are approximately $175.0 million. Maturities during 2000, 2001, 2002 and 2003 are approximately $350.0 million, $100.1 million, $555.0 and none, respectively.

NOTE J -- LONG-TERM DEBT

     A summary of long-term debt at December 31 follows:

                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
  8 5/8% Subordinated Notes due May 15, 2004................  $  100,000   $  100,000
  7% Debentures, due May 15, 2003...........................     100,000      100,000
  7 5/8% Subordinated Notes, due May 1, 2004................     100,000      100,000
  9.95% Subordinated Capital Notes due June 1, 1999.........      75,000       75,000
  7.74% Subordinated Notes, due May 15, 2025................      50,000       50,000
  7.69% Subordinated Capital Notes due May 15, 2025.........     100,000      100,000
  7.00% Subordinated Notes due November 15, 2008............     200,000      200,000
  6.57% Subordinated Notes due December 15, 2027............     100,000      100,000
  Variable Rate Subordinated Notes, due December 29,
     2017...................................................      25,000       25,000
  6.125% Subordinated Notes due January 9, 2028.............     200,000            0
  Bank Notes................................................     100,022      250,000
  Other.....................................................       4,915        6,443
                                                              ----------   ----------
          Total long-term debt..............................  $1,154,937   $1,106,443
                                                              ==========   ==========

     The Company uses interest rate swaps to hedge certain of the long-term debt instruments above, converting the effective rate paid on the debt to a LIBOR based floating rate from a fixed rate. The average rate paid on long-term debt for the years ended December 31, 1998, 1997 and 1996 was 6.81%, 6.58% and 6.35% respectively. The modified rates paid for those same periods, given effect for the swaps, was 6.37%, 6.23% and 6.03%, respectively. See further discussion in Note K.

     During 1998, the Company issued $200.0 million in 6.125% Subordinated Notes due in 2028, which are callable in the year 2008. In addition, the 6.57% Subordinated Notes are callable in the year 2007 and the 7.74% and 7.69% Subordinated Capital Notes are callable in the year 2005. All other Subordinated Notes, along with the 7% Debentures and the Bank Notes, are not callable prior to maturity and no sinking fund is

                             SOUTHTRUST CORPORATION
required. All of the Subordinated Notes and debentures qualify as supplemental capital under the Capital Adequacy Guidelines of the Federal Reserve Board.

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

     Scheduled maturities of long-term debt in 1999, 2000, 2001, 2002, and 2003 are approximately $75.0 million, none, none, $0.4 million, and $100.0 million, respectively.

NOTE K -- COMMITMENTS AND CONTINGENCIES

LITIGATION

     Certain of the Company's subsidiaries are defendants in various proceedings arising in the normal course of business. These claims relate to the lending and investment advisory services provided by the Company and include alleged compensatory and punitive damages.

     In addition, subsidiaries of the Company have been named as defendants in suits that allege fraudulent, deceptive or collusive practices in connection with certain financing and deposit-taking activities, including suits filed as class actions. These suits are typical of complaints that have been filed in recent years challenging financial transactions between plaintiffs and various financial institutions. The complaints in such cases frequently seek punitive damages in transactions involving fairly small amounts of actual damages, and in recent years, have resulted in large punitive damage awards to plaintiffs.

     Although it is not possible to determine, with any certainty at this point in time, the potential exposure related to punitive damages in connection with these suits, Management, based upon consultation with legal counsel, believes that the ultimate resolutions of these proceedings will not have a material adverse effect on the Company's financial statements.

LEASES

     At December 31, 1998, the Company was obligated under various cancelable and non-cancelable leases for premises and equipment. Certain leases contain various renewal options that are priced at market rates. Total rental expense for the years ended December 31, 1998, 1997 and 1996 was $31,174,000, $34,276,000 and $21,497,000. Future minimum rental commitments as of December 31, 1998 for all non-cancelable leases with initial or remaining terms of more than one year are as follows:

                                                         PREMISES   EQUIPMENT    TOTAL
                                                         --------   ---------   --------
                                                                 (IN THOUSANDS)
1999...................................................  $ 24,794     $306      $ 25,100
2000...................................................    21,377      198        21,575
2001...................................................    18,974       82        19,056
2002...................................................    16,588       30        16,618
2003...................................................    12,679        2        12,681
After 2003.............................................    71,359        0        71,359
                                                         --------     ----      --------
          Totals.......................................  $165,771     $618      $166,389
                                                         ========     ====      ========

                             SOUTHTRUST CORPORATION

STANDBY LETTERS OF CREDIT AND COMMITMENTS

     The Company's subsidiary bank had standby letters of credit outstanding of approximately $724,729,000 at December 31, 1998 and $621,611,000 at December 31, 1997.

     The Company's subsidiary bank had outstanding commitments to extend credit of approximately $10,897,013,000 at December 31, 1998 and $7,107,622,000 at
December 31, 1997. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     The Company's mortgage banking subsidiary had outstanding commitments to sell mortgage loans and mortgage-baked securities of $400,159,000 at December 31, 1998 and $223,561,000 at December 31, 1997.

     The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments are essentially the same as those for extension of credit to its customers.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has entered into interest rate swap agreements ("Swaps"), which provide for the Company to pay interest based on the Floating London Interbank Offered Rate while receiving payments on a fixed rate. The effective notional amounts outstanding at December 31, 1998 and 1997 were $875 million and $945 million, respectively.

     During 1998, the average notional amount of Swaps outstanding was $930.6 million; the average rate received under the contracts was 6.80% and the average rate paid was 5.66%, resulting in a reduction in interest expense of $10.6 million. During 1997, the average notional outstanding amount was $942.3 million and the average rates received and paid were 6.78% and 5.76%, respectively and reduced interest expense by $9.7 million.

     Credit risk represents the potential loss of the net accrued receivable that may occur due to the nonperformance by a party to a contract. The Company controls credit risk for interest rate swap contracts by applying uniform credit standards maintained for other activities with credit risk. The Company monitors transactions under credit risk limits previously approved as a result of the credit review and also enters into collateralization agreements with each counterparty. At December 31, 1998 and 1997, the net accrued receivable was $54.2 million and $12.3 million, respectively.

     At December 31, 1998, the effective notional amounts and contractual maturities of Swaps are as follows:

     EFFECTIVE                       LIABILITIES
  NOTIONAL AMOUNT   EXPIRATION         HEDGED
  ---------------   ----------   -------------------
   (IN MILLIONS)
       $100          2001        Long-term debt
        100          2003        Long-term debt
        200          2004        Long-term debt
        150          2005        Long-term debt
         50          2006        Deposit liabilities
        200          2008        Long-term debt
         50          2008        Deposit liabilities
         25          2009        Deposit liabilities
       ----
       $875
       ====

     The Company received a $4.6 million payment during 1996 from a Swap counterparty in consideration of modifying the fixed rate paid on the Swap. Recognition of this payment as a reduction of interest expense has been deferred over the remaining life of the Swap. Interest expense was reduced by $0.6 million in 1998 and

                             SOUTHTRUST CORPORATION

1997. Interest expense will be reduced by approximately $0.6 million in 1999 through 2003 and $0.3 million in 2004.

     In addition, the Company utilizes forward contracts to hedge commercial mortgage loans held for sale. During 1998, the Company realized a net loss on closed hedges of approximately $0.1 million, which was recorded in non-interest income. The amount of forward contracts outstanding at December 31, 1998 was $45 million. Sales of the commercial mortgage loans being hedged are expected to close on March 31, 1999.

NOTE L -- EMPLOYEE BENEFITS

     In 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosure About Pensions and Other Postretirement Benefits.

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

     The Company also maintains a defined contribution deferred profit sharing plan that meets the requirements of section 401(k) of the Internal Revenue Code. Company contributions to the deferred profit sharing plan are based on a predetermined formula of up to 15% of participants' salaries, which is the maximum amount deductible for federal income tax purposes. Provisions for contributions to the deferred profit sharing plan were approximately $16.7 million in 1998, $14.2 million in 1997 and $12.4 million in 1996.

     As of December 31, 1998, the Trusteed Plan and the profit sharing plan owned 727,942 and 2,850,363 shares of the Company's common stock, and received dividends on those shares of $536,000 and $2,083,000 respectively.

TRUSTEED PLAN

     The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 1998 and 1997.

                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Projected obligation:
  Balance at the beginning of the year......................  $103,442   $ 78,189
  Service cost..............................................     7,014      5,173
  Interest cost.............................................     7,638      6,656
  Actuarial loss............................................     8,848     18,776
  Benefits paid.............................................    (4,537)    (5,352)
  Change in plan provisions.................................         0          0
                                                              --------   --------
  Balance at the end of the year............................  $122,405   $103,442
                                                              ========   ========

                             SOUTHTRUST CORPORATION

                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Plan assets:
  Fair value at the beginning of the year...................  $107,867   $ 82,010
  Actual return on plan assets..............................     2,166     28,118
  Employer contributions....................................     2,153      3,091
  Benefits paid.............................................    (4,537)    (5,352)
                                                              --------   --------
  Fair value at the end of the year.........................  $107,649   $107,867
                                                              ========   ========
Funded status...............................................  $(14,756)  $  4,425
Unrecognized transition obligation..........................    (2,077)    (2,598)
Unrecognized prior service cost.............................        24         30
Unrecognized net (gain) or loss.............................    10,803     (5,616)
                                                              --------   --------
Net amount recognized.......................................  $ (6,006)  $ (3,759)
                                                              ========   ========
Weighted average assumed discount rate                            7.00%      7.25%
Weighted avg expected long-term rate of return on plan
  assets                                                          9.25%      9.25%
Assumed rate of annual compensation increases                     5.50%      5.50%

Net pension cost for 1998, 1997, and 1996 includes the following components:

                                                             1998      1997      1996
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
  Service cost............................................  $ 7,014   $ 5,173   $ 5,108
  Interest cost...........................................    7,638     6,656     5,252
  Expected return on plan assets..........................   (9,737)   (7,531)   (9,690)
  Amortization of unrecognized transitional asset.........     (521)     (521)     (521)
  Amortization of prior service cost......................        6         6         6
  Recognized net actuarial loss...........................        0         0     3,660
                                                            -------   -------   -------
            Total.........................................  $ 4,400   $ 3,783   $ 3,815
                                                            =======   =======   =======

SUPPLEMENTAL, DEFERRED AND INCENTIVE PLANS

     The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 1998 and 1997:

                                                                1998         1997
                                                              --------     --------
                                                                 (IN THOUSANDS)
Projected benefit obligation:
  Balance at the beginning of the year......................  $ 13,458     $ 10,865
  Service cost..............................................       368          275
  Interest cost.............................................       965          913
  Actuarial loss............................................       658        1,700
  Benefits paid.............................................      (673)        (295)
  Change in plan provisions.................................     3,521            0
                                                              --------     --------
  Balance at the end of the year............................  $ 18,297     $ 13,458
                                                              ========     ========

                             SOUTHTRUST CORPORATION

                                                                1998         1997
                                                              --------     --------
                                                                 (IN THOUSANDS)
Plan assets:
  Fair value at the beginning of the year...................  $      0     $      0
  Employer contributions....................................       673          295
  Benefits paid.............................................      (673)        (295)
                                                              --------     --------
  Fair value at the end of the year.........................  $      0     $      0
                                                              ========     ========
Funded status...............................................  $(18,297)    $(13,458)
Unrecognized transition obligation..........................         0            0
Unrecognized prior service cost.............................     5,488        2,166
Unrecognized net loss.......................................     3,828        3,375
                                                              --------     --------
Net amount recognized.......................................  $ (8,981)    $ (7,917)
                                                              ========     ========
Amount recognized in the consolidated statement of
  condition:
  Accrued liability.........................................  $(14,469)    $(10,083)
  Deferred compensation cost asset..........................     5,488        2,166
                                                              --------     --------
  Net amount recognized.....................................  $ (8,981)    $ (7,917)
                                                              ========     ========
Weighted average assumed discount rate......................      7.00%        7.25%
Assumed rate of annual compensation increases...............      4.00%        4.00%

     Net pension cost for 1998, 1997 and 1996 includes the following components:

                                                               1998     1997     1996
                                                              ------   ------    ----
Service cost................................................  $  368   $  275   $  622
Interest cost...............................................     965      913      761
Expected return on plan assets..............................       0        0        0
Amortization of unrecognized transitional liability.........       0       68       69
Amortization of prior service cost..........................     199      199      199
Recognized net actuarial loss...............................     206      174      129
                                                              ------   ------   ------
          Total.............................................  $1,738   $1,629   $1,780
                                                              ======   ======   ======

                             SOUTHTRUST CORPORATION

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

     The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 1998 and 1997:

                                                                 1998      1997
                                                                -------   -------
                                                                 (IN THOUSANDS)
  Accumulated postretirement benefit obligation:
    Balance at the beginning of the year......................   $4,745    $3,987
    Service cost..............................................      493       382
    Interest cost.............................................      383       298
    Plan participants' contributions..........................      216        91
    Actuarial loss............................................      794       178
    Benefits paid.............................................     (417)     (191)
    Change in plan provisions.................................        0         0
                                                                -------   -------
    Balance at the end of the year............................  $ 6,214   $ 4,745
                                                                =======   =======
  Plan assets:
    Fair value at the beginning of the year...................  $     0   $     0
    Employer contributions....................................      201       100
    Plan participants' contributions..........................      216        91
    Benefits paid.............................................     (417)     (191)
                                                                -------   -------
    Fair value at the end of the year.........................  $     0   $     0
                                                                =======   =======
  Funded status...............................................  $(6,214)  $(4,745)
  Unrecognized transition obligation..........................    1,477     1,583
  Unrecognized prior service cost.............................        0         0
  Unrecognized net loss.......................................      425      (369)
                                                                -------   -------
  Net amount recognized.......................................  $(4,312)  $(3,531)
                                                                =======   =======
  Weighted average assumed discount rate                           7.00%     7.25%
  Medical trend rate                                               7.00%     7.00%

     Effect of one percentage point change in health care cost trend on:

                                                            1-PERCENTAGE-      1-PERCENTAGE-
                                                            POINT INCREASE     POINT DECREASE
                                                           ----------------   ----------------
                                                                     (IN THOUSANDS)
Service and interest cost................................        151                (128)
Accumulated Postretirement Benefit Obligation............        764                (656)

                             SOUTHTRUST CORPORATION

     Net postretirement health care cost for 1998, 1997, and 1996 includes the following components:

                                                                1998   1997   1996
                                                                ----   ----   ----
                                                                  (IN THOUSANDS)
  Components of net periodic pension cost:
  Service cost................................................  $493   $382   $353
  Interest cost...............................................   383    298    277
  Expected return on plan assets..............................     0      0      0
  Amortization of unrecognized transitional liability.........   106    105      0
  Amortization of prior service cost..........................     0      0    132
  Recognized net actuarial gain...............................     0    (24)   (25)
                                                                ----   ----   ----
            Total.............................................  $982   $761   $737
                                                                ====   ====   ====

LONG-TERM INCENTIVE PLAN

     The Company maintains an incentive compensation plan, known as the Long-Term Incentive Plan (the "Plan"), that permits the grant of either stock options, stock appreciation rights, restricted stock, performance shares, or performance units to certain key employees. The Company has reserved 6,300,000 shares for issuance under the Plan. Effective January 1, 1996, this plan replaced the Amended and Restated 1984 Stock Option Plan (the "1984 Plan") and the 1993 Stock Option Plan (the "1993 Plan"). The option awards outstanding under those plans were not affected and no further grants will be made under these plans.

     Under the Plan, the option exercise price equals the stock market's price on the date of grant. The Plan's options vest after one year, and expire after ten years.

     A summary of the status of the Company's stock options at December 31, 1998, 1997, and 1996 and changes during the years then ended is presented in the table and narrative below:

                                         1998                   1997                   1996
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                  SHARES     EXERCISE    SHARES     EXERCISE    SHARES     EXERCISE
                                   (000)      PRICE       (000)      PRICE       (000)      PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.........................  2,690,825    $15.20    2,211,435    $11.80    1,869,458    $ 9.77
Granted........................  1,475,443     40.15      707,025     24.25      579,300     16.83
Issued in business
  combinations.................      2,400     12.68       72,029      8.41      111,751      7.17
Exercised......................   (523,119)    11.06     (284,304)     9.15     (331,749)     6.90
Forfeited......................    (41,936)    26.45      (14,925)    23.37      (17,325)    16.15
Expired........................         --        --         (435)     5.85           --        --
                                 ---------    ------    ---------    ------    ---------    ------
Outstanding at end of year.....  3,603,613     25.88    2,690,825     15.20    2,211,435     11.80
                                 ---------    ------    ---------    ------    ---------    ------
Exercisable at end of year.....  2,140,944     16.11    1,997,375     12.05    1,632,135     10.07
Weighted average fair value of
  options granted..............  $   10.35              $    4.47              $    2.58

     1,054,752 of the 3,603,613 options outstanding at December 31, 1998 have exercise prices between $4.15 and $12.75, with a weighted average exercise price of $11.11 and a weighted average remaining contractual life of 4.5 years. Also, 1,086,192 of the 3,603,613 options outstanding at December 31, 1998 have exercise prices between $12.75 and $24.25, with a weighted average exercise price of $20.96 and a weighted average remaining contractual life of 7.6 years. All of these options are exercisable. The remaining 1,462,669 options have exercise prices between $24.25 and $44.00, with a weighted average exercise price of $40.19 and a weighted average remaining contractual life of 9.2 years. None of these options are exercisable.

                             SOUTHTRUST CORPORATION

     In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company elected to continue to apply APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for options granted at market value. If the Company had elected to recognize compensation cost for options granted in 1998, 1997 and 1996, based on the fair value of the options as permitted by SFAS No. 123, net income and earnings per share would have reduced to the pro forma amounts indicated below (in thousands except per share amounts:)

                                                           1998       1997       1996
                                                         --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER
                                                                  SHARE DATA)
Net income -- as reported..............................  $368,610   $306,708   $254,703
Net income -- pro forma................................   358,322    304,652    253,690
Earnings per share -- as reported -- basic.............      2.27       2.05       1.80
Earnings per share -- pro forma -- basic...............      2.20       2.03       1.80
Earnings per share -- as reported -- diluted...........      2.25       2.03       1.79
Earnings per share -- pro forma -- diluted.............      2.18       2.02       1.78

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                           1998       1997       1996
                                                          -------    -------    -------
Expected dividend yield.................................    1.91%      3.08%      3.17%
Expected stock price volatility.........................      25%        19%        17%
Risk-free interest rate.................................    5.58%      6.21%      5.26%
Expected life of options................................  4 years    4 years    4 years

PERFORMANCE SHARES

     During 1998, the Company granted 54,375 performance shares to certain executive officers. Actual shares awarded are determined by various performance criteria, which may result in the issuance of either more or fewer shares than initially granted. Payment of the earned performance shares will be made 50% in cash and 50% in shares. Sale or other transfer of the shares is restricted for three years from the end of the performance period. The performance period is generally three years. Compensation for performance shares under the Plan is charged to earnings over the performance period based on the fair value of the Company's Stock at the award date, and amounted to $2.1 million in 1998.

EMPLOYEE STOCK PURCHASE PLAN

     The 1990 Discounted Stock Plan (the "Discounted Plan") was established in order to give all employees an opportunity to acquire an equity interest in the Company at a discount (17.5%) to the market value as of the acceptance date. Awards are made to all employees (including executive officers) who have completed five years of full time service to the Company and its subsidiaries. Employees have two opportunities to accept all or a portion of the award. Transfer, sale or other disposition of the shares is restricted for three years after the date of purchase. If an employee leaves, the Company has the right to repurchase the shares at the purchase price. Total shares purchased by employees under the Discounted Plan in 1998 were 37,359. A total of 1,687,500 shares of Common Stock of the Company is reserved for issuance under the Discounted Plan, and the aggregate purchase price of shares of Common Stock awarded to each employee may not exceed 10% of the annual salary of each employee.

                             SOUTHTRUST CORPORATION

NOTE M -- INCOME TAXES

     The provision for income taxes was as follows:

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                       1998             1997             1996
                                     --------         --------         --------
                                                   (IN THOUSANDS)
Current:
  Federal..........................  $123,162         $165,223         $119,424
  State............................     7,194           21,445           14,774
                                     --------         --------         --------
                                      130,356          186,668          134,198
                                     --------         --------         --------
Deferred (Prepaid):
  Federal..........................    41,947          (11,975)            (726)
  State............................     6,896           (3,550)            (665)
                                     --------         --------         --------
                                       48,843          (15,525)          (1,391)
                                     --------         --------         --------
          Totals...................  $179,199         $171,143         $132,807
                                     ========         ========         ========

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (35%) to income before taxes were as follows:

                                       1998             1997             1996
                                     --------         --------         --------
Pre-tax income at statutory
  rates............................  $191,733    35%  $167,248    35%  $135,602    35%
Add (deduct)
  State income tax, net of federal
     tax benefit...................     9,158     2     11,631     2      9,170     2
  Tax-exempt interest income.......    (7,823)   (1)    (6,663)   (1)    (7,790)   (2)
  Income on bank owned life
     insurance                        (11,486)   (2)      (274)    0          0     0
  Other............................    (2,383)   (1)      (799)    0     (4,175)   (1)
                                     --------   ---   --------   ---   --------   ---
          Totals...................  $179,199    33%  $171,143    36%  $132,807    34%
                                     ========   ===   ========   ===   ========   ===

     The components of the net deferred tax asset were as follows:

                                                        1998             1997
                                                      --------         --------
Deferred tax assets:
  Allowance for loan losses........................   $143,359         $116,948
  Employee benefits................................     13,616            8,588
  Other............................................     28,526           23,524
                                                      --------         --------
          Total deferred tax assets................    185,501          149,060
Deferred tax liabilities:
  Depreciation.....................................    (14,549)         (12,626)
  Leasing..........................................   (143,447)         (72,002)
  Loan fees........................................     (9,884)          (3,998)
  Net unrealized gain on securities................     (3,214)          (6,716)
  Other............................................     (5,906)          (5,439)
                                                      --------         --------
          Total deferred tax liabilities...........   (177,000)        (100,781)
                                                      --------         --------
Net Deferred Tax Asset.............................   $  8,501         $ 48,279
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

                             SOUTHTRUST CORPORATION

NOTE N -- FAIR VALUES OF FINANCIAL INSTRUMENTS

                                                     1998                          1997
                                           -------------------------     -------------------------
                                            CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                             AMOUNT      FAIR VALUE        AMOUNT      FAIR VALUE
                                           -----------   -----------     -----------   -----------
                                                               (IN THOUSANDS)
Assets:
  Cash and due from banks................  $   970,778   $   970,778     $   877,885   $   877,885
  Federal funds sold and other short-term
     investments.........................       76,781        76,781          49,403        49,403
  Trading securities.....................       73,215        73,215          58,750        58,750
  Loans held for sale....................      707,586       707,586         403,837       403,837
  Available-for-sale securities..........    3,802,718     3,802,718       2,917,080     2,917,080
  Held-to-maturity securities............    2,988,428     3,021,199       2,557,251     2,593,259
  Loans, net of leases...................   26,338,590    26,645,088      21,657,027    21,756,771
  Interest receivable and other assets...      352,794       352,794         303,588       303,588
Liabilities:
  Deposits...............................   24,839,893    24,949,495      19,586,584    19,617,716
  Federal funds purchased and other
     short-term borrowings...............    6,113,028     6,113,028       4,750,378     4,750,378
  Interest payable and other
     liabilities.........................      507,311       507,311         486,044       486,044
  Federal Home Loan Bank advances........    2,780,340     2,840,823       2,782,355     2,794,126
  Long-term debt.........................    1,154,937     1,259,765       1,106,443     1,162,471
Off-balance sheet instruments asset
  (liability):
  Interest rate swaps in a net receivable
     position............................        1,250        60,020          12,302        39,938
  Commitments to extend credit...........      (31,465)      (53,956)        (24,864)      (40,145)
  Standby letters of credit..............       (1,090)       (1,090)         (1,194)       (1,194)

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

                             SOUTHTRUST CORPORATION

NOTE O -- BUSINESS SEGMENTS

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosure of certain information about the reportable operating segments of the Company. The Company segregates financial information for use in assessing its performance which is ultimately used for allocating resources to its operating segments. The Company has four reportable operating segments which are primarily separated along customer base or asset/liability management lines. Each segment is managed by one or more of the Company's executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment.

     The four reportable operating segments are Commercial Banking, Regional Banking, Funds Management, and Other. Commercial Banking derives its revenues from commercial, industrial and commercial real estate customers throughout all geographic areas covered by the Company. This reportable segment also provides cash management, international and commercial leasing services. Regional Banking generates its revenues from retail lending and depository services, and regional commercial lending not underwritten by the Commercial Banking division. Branch administration costs are also included in Regional Banking. The Funds Management group is responsible for management of the Company's securities portfolio as well as its wholesale and long-term funding requirements. The category named Other encompasses operating segments that qualify for aggregation as provided by SFAS No. 131 such as the Company's non-bank subsidiaries which provide various services such as securities brokerage and asset management to either external or internal customers. The remaining Company divisions included within the Reconciliation grouping are divisions that have no revenue. They contain costs not directly associated with the other reportable segments such as executive administration, finance, internal auditing, and risk assessment.

     The Company's management accounting policies generally follow those for the Company described in Note A, except for the following items. The Company uses a transfer pricing process to aid in assessing operating segment performance. This process involves matched rate transfer pricing of assets and liabilities to determine a contribution to the net interest margin on a segment basis. The provision for loan losses is charged to each operating segment primarily based on net charge-offs. Data processing costs are charged in accordance with the relative operational cost of each segment.

     The following table presents the Company's Business Segment information for the period ended December 31, 1998:

                          ------------------------------------------------------------------------
                          COMMERCIAL   REGIONAL      FUNDS                 RECONCILING     TOTAL
                           BANKING      BANKING    MANAGEMENT    OTHER        ITEMS       COMPANY
                          ----------   ---------   ----------   --------   -----------   ---------
                                                       (IN MILLIONS)
Net Interest Margin
  (FTE).................   $  220.4    $   864.9    $   71.1    $    2.1    $   22.0     $ 1,180.5
Provision for Loan
  Losses................        9.1         61.0         0.0         0.0        24.7          94.8
Non Interest Income.....       13.9        288.2         0.3        52.4        31.0         385.8
Non Interest Expense....       53.2        699.3         2.2        50.9       108.8         914.4
                           --------    ---------    --------    --------    --------     ---------
  Income before income
     taxes..............      172.0        392.8        69.2         3.6       (80.5)        557.1
Income tax expense
  (FTE).................        0.0          0.0         0.0         0.0       188.5         188.5
                           --------    ---------    --------    --------    --------     ---------
  Net Income............   $  172.0    $   392.8    $   69.2    $    3.6    $ (269.0)    $   368.6
                           ========    =========    ========    ========    ========     =========
Ending Assets...........   $8,796.7    $21,184.8    $5,710.5    $1,335.6    $1,106.2     $38,133.8
                           ========    =========    ========    ========    ========     =========

                             SOUTHTRUST CORPORATION

Following are reconciliations of reportable segment totals to the consolidated Company totals:

     Net interest margin for reportable segments totaled $1,158.5 million. The $22.0 million necessary to reconcile that total to the consolidated net interest margin of $1,180.5 million are amounts attributable to transfer pricing.

Non Interest Income:
  Total Non Interest Income for reportable segments.........  $   354.8
  Bank owned life insurance.................................       32.8
  Affiliate service fees....................................       11.9
  Securities gains..........................................        4.2
  Other.....................................................        1.7
  Eliminations..............................................      (19.6)
                                                              ---------
  Consolidated Non Interest Income..........................  $   385.8
                                                              =========
Non Interest Expense:
  Total Non Interest Expense for reportable segments........  $   805.6
  Salaries and benefits.....................................       87.9
  Premises and equipment....................................       40.0
  Communication.............................................       23.0
  Professional services.....................................       25.2
  Intangible amortization...................................       29.1
  Allocated data processing.................................      (98.1)
  Other.....................................................       21.3
  Eliminations..............................................      (19.6)
                                                              ---------
  Consolidated Non Interest Expense.........................  $   914.4
                                                              =========
Total Assets:
  Total Assets for reportable segments......................  $37,027.6
  Goodwill and core deposit intangibles.....................      549.7
  Bank owned life insurance.................................      715.2
  Other.....................................................      390.2
  Eliminations..............................................     (548.9)
                                                              ---------
  Consolidated Total Assets.................................  $38,133.8
                                                              =========

     On June 2, 1997, the Company consolidated all of its banking subsidiaries located in the states of Alabama, Georgia, Florida, Mississippi, Tennessee, North Carolina and South Carolina into one consolidated bank. Extensive changes to its management reporting system were required as a result of this consolidation. Comparable information related to the periods ended December 31, 1997 and 1996 is not presented because it is not available.

                             SOUTHTRUST CORPORATION

NOTE P -- CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

                     PARENT COMPANY STATEMENTS OF CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Cash*.......................................................  $      116   $      150
Short-term investments*.....................................     161,643      210,242
Available-for-sale securities...............................      15,969       16,597
Loans.......................................................      61,502      100,135
Loans to subsidiaries*......................................      32,285       25,508
Investment in subsidiaries*:
  Banks and bank holding company............................   2,893,626    2,298,733
  Non-banks.................................................      19,950       15,135
Other assets................................................      19,326       38,727
                                                              ----------   ----------
         Total Assets.......................................  $3,204,417   $2,705,227
                                                              ----------   ----------
                                     LIABILITIES
Short-term borrowings.......................................  $   16,138   $   27,139
Other liabilities...........................................      75,013      108,447
Long-term debt..............................................     375,000      375,000
                                                              ----------   ----------
         Total Liabilities..................................     466,151      510,586
Stockholders' Equity........................................   2,738,266    2,194,641
                                                              ----------   ----------
         Total Liabilities and Stockholders' Equity.........  $3,204,417   $2,705,227
                                                              ==========   ==========

                              STATEMENTS OF INCOME

                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Income:
  From subsidiaries*:
    Dividends
       Banks................................................  $119,646   $ 97,757   $ 84,762
    Interest................................................    20,406     14,662     10,989
    Service fees............................................    11,908     62,982     51,863
    Other...................................................    12,361     13,333     14,515
                                                              --------   --------   --------
         Total Income.......................................   164,321    188,734    162,129
                                                              --------   --------   --------
Expense:
  Salaries and employee benefits............................     8,308     31,509     21,379
  Interest..................................................    27,970     26,240     26,416
  Other.....................................................     2,226     29,592     28,739
                                                              --------   --------   --------
         Total Expense......................................    38,504     87,341     76,534
                                                              --------   --------   --------
Income before income taxes and equity in undistributed net
  income of subsidiaries....................................   125,817    101,393     85,595
Income taxes................................................     2,292      1,506        335
                                                              --------   --------   --------
    Income Before Equity in Undistributed Net Income of
       Subsidiaries.........................................   123,525     99,887     85,260
Equity in undistributed net income of subsidiaries*:
  Banks and bank holding company............................   241,062    204,338    168,451
  Non-banks.................................................     4,023      2,483        992
                                                              --------   --------   --------
         Net Income.........................................  $368,610   $306,708   $254,703
                                                              ========   ========   ========

---------------

* Eliminated in consolidation.

                             SOUTHTRUST CORPORATION

                    PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Operating Activities
  Net Income................................................  $ 368,610   $ 306,708   $ 254,703
  Less equity in undistributed net income of subsidiaries...   (245,085)   (206,821)   (169,443)
                                                              ---------   ---------   ---------
  Income before equity in undistributed net income of
    subsidiaries............................................    123,525      99,887      85,260
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision (credit) for:
      Depreciation of premises and equipment................         32       1,381       1,333
      Amortization of intangibles...........................          0           0       1,177
      Deferred income tax (benefit) expense.................       (235)     (2,037)        592
    Realized net gain on sales of securities................     (4,198)     (1,538)       (118)
    Net (increase) decrease in other assets.................      5,751      36,545      (4,826)
    Net increase (decrease) in other liabilities............    (38,432)       (429)      7,692
                                                              ---------   ---------   ---------
         Net Cash Provided by Operating Activities..........     86,443     133,809      91,110
Investing Activities
  Proceeds from maturities of available-for-sale
    securities..............................................          0           0         564
  Proceeds from sale of available-for-sale securities.......      4,198       1,537     135,524
  Purchase of available-for-sale securities.................     (2,305)       (665)          0
  Payments for investments in and advances to
    subsidiaries............................................   (357,504)   (225,004)   (180,981)
  Net (increase) decrease in:
    Short-term investments..................................     46,500    (128,327)    (35,623)
    Loans to subsidiaries...................................     (6,777)     40,469       7,626
    Loans...................................................     38,633      21,591      31,314
    Premises and equipment..................................     15,005      (2,833)     (3,804)
                                                              ---------   ---------   ---------
         Net Cash Used In Investing Activities..............   (262,250)   (293,232)    (45,380)
Financing Activities
  Proceeds from issuance of:
    Common Stock............................................    305,963     234,481     133,881
  Payments for:
    Long-term debt..........................................          0           0    (100,219)
    Repurchase of common stock..............................     (1,183)       (555)     (4,130)
    Cash dividends..........................................   (118,008)    (81,546)    (75,446)
  Net increase (decrease) in short-term borrowing...........    (10,999)      5,977           0
                                                              ---------   ---------   ---------
         Net Cash Provided By (Used In) Financing
           Activities.......................................    175,773     158,357     (45,914)
                                                              ---------   ---------   ---------
  Decrease in Cash and Due from Banks.......................        (34)     (1,066)       (184)
                                                              ---------   ---------   ---------
  Cash and Due from Banks at Beginning of Year..............        150       1,216       1,400
                                                              ---------   ---------   ---------
  Cash and Due from Banks at End of Year....................  $     116   $     150   $   1,216
                                                              =========   =========   =========

Supplemental Disclosure of Cash Flow Information; Cash Paid
  During the Period for Interest............................  $  24,777   $  35,719   $  32,872

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors is contained in the Company's proxy statement for the annual meeting of stockholders, April 21, 1999 and is incorporated herein by reference.

     Information concerning the Company's executive officers is contained herein in response to Item I of Part I.

     Section 16(a) Beneficial Ownership Reporting Compliance: SouthTrust's executive officers, directors and 10% stockholders are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Commission. Copies of these reports must also be furnished to SouthTrust.

     Based solely on a review of copies of such reports furnished to SouthTrust through the date hereof, or written representations of such officers, directors or stockholders that no reports were required, SouthTrust believes that during 1998 all filing requirements applicable to its officers, directors and stockholders were complied with in a timely manner, with the exception of a Form 3 that was filed late by Donald M. James and a Form 4 and Form 5 that were each filed late by Wallace D. Malone, Jr.

ITEM 11  EXECUTIVE COMPENSATION

     Information relating to executive compensation is contained in the Company's proxy statement for the annual meeting of stockholders, April 21, 1999 and is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the Company's proxy statement for the annual meeting of stockholders, April 21, 1999, and is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is contained in the Company's proxy statement for the annual meeting of stockholders, April 21, 1999, and is incorporated herein by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1 -- Financial Statements:

     The following consolidated financial statements of SouthTrust Corporation and subsidiaries, included in the annual report of the Company to its stockholders for the year ended December 31, 1998 are:

        Report of Independent Public Accountants

        Consolidated Statements of Condition -- December 31, 1998 and December 31, 1997

        Consolidated Statements of Income -- Years ended December 31, 1998, 1997, and 1996

        Consolidated Statements of Stockholders' Equity -- December 31, 1998, 1997, and 1996

        Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997, and 1996

        Notes to Consolidated Financial Statements -- Three years ended December 31, 1998

     (a)2 -- Financial Statement Schedules:

     All schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (a)3 -- Exhibits:

     *No. 3(a) -- Composite Restated Certificate of Incorporation of SouthTrust Corporation which was filed as Exhibit 3 to SouthTrust Corporation's Registration Statement on Form S-3 (Reg. No. 333-34947).

     *No. 3(b) -- Composite Restated Bylaws of SouthTrust Corporation which was filed as Exhibit 4(e) to the Registration Statement on Form S-4 of SouthTrust Corporation (Registration No. 33-61557).

     *No. 4(a) -- Articles FOURTH, SIXTH, SEVENTH and ELEVENTH of the Restated Certificate of Incorporation of SouthTrust Corporation (included at Exhibit 3).

     *No. 4(b) -- Certificate of Designation on Preferences and Rights of Series 1999 Junior Participating Preferred Stock, adopted December 16, 1998, which was filed as Exhibit A to Exhibit 1 to SouthTrust Corporation's Registration Statement on Form 8-A (File No. 1-3613).

     *No. 4(c) -- Stockholders' Rights Agreement, dated as of January 12, 1999 and effective as of the close of business on February 22, 1999, between SouthTrust Corporation and Chase Mellon Shareholder Services, L.L.C., Rights Agent, which was filed as Exhibit 1 to SouthTrust Corporation's Registration Statement on Form 8-A (File No. 1-3613).

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

     No. 12 -- Statement of Computation of Ratios.

     No. 21 -- Subsidiaries of the Registrant.

     No. 23 -- Consents of Experts and Counsel.

     No. 24 -- Powers of Attorney.

     No. 27 -- Financial Data Schedule (for SEC use only)

     * Incorporated herein by reference.

     (b) Reports on Form 8-K filed in the fourth quarter of 1998: None. The Company filed a report on Form 8-K on January 12, 1998 disclosing the unaudited results of operations and statement of financial condition for the year ended December 31, 1997.

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

Date: March 5, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               /s/ WALLACE D. MALONE, JR                  Chairman, President, Chief      March 5, 1999
--------------------------------------------------------    Executive Officer, Director
                 Wallace D. Malone, Jr.

                  /s/ ALTON E. YOTHER                     Secretary, Treasurer and        March 5, 1999
--------------------------------------------------------    Controller (Principal
                    Alton E. Yother                         Accounting and Financial
                                                            Officer)

                  /s/ JULIAN W. BANTON                    Chairman and Chief Executive    March 5, 1999
--------------------------------------------------------    Officer, SouthTrust Bank,
                    Julian W. Banton                        N.A., Director

                           *                              Director                        March 5, 1999
--------------------------------------------------------
                     Van L. Richey

                           *                              Director                        March 5, 1999
--------------------------------------------------------
                    F. Crowder Falls

                           *                              Director                        March 5, 1999
--------------------------------------------------------
                    Rex J. Lysinger

                           *                              Director                        March 5, 1999
--------------------------------------------------------
                   William C. Hulsey

                           *                              Director                        March 5, 1999
--------------------------------------------------------
                    John M. Bradford

                           *                              Director                        March 5, 1999
--------------------------------------------------------
               Wm. Kendrick Upchurch, Jr.

                           *                              Director                        March 5, 1999
--------------------------------------------------------
                     Carl F. Bailey

                           *                              Director                        March 5, 1999
--------------------------------------------------------
                 Allen J. Keesler, Jr.

                            *                              Director                               March 5, 1999
---------------------------------------------------------
                    H. Allen Franklin

                            *                              Director                               March 5, 1999
---------------------------------------------------------
                     Donald M. James

               *  /s/ WILLIAM L. PRATER                                                           March 5, 1999
---------------------------------------------------------
                    William L. Prater
                    Attorney-in-fact