Form 10-Q
period 1999-03-31
SOUTHTRUST CORP
filed 1999-05-12
CIK 92081

================================================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                 ---------------------------------------------
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

Yes   [X]    No   [ ]

At March 31, 1999, 167,324,797 shares of the Registrant's Common Stock, $2.50 par value were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement Description                                                 Page No.
--------------------------------------------------------------------------------
Consolidated Condensed Balance Sheets
         March 31, 1999, December 31, 1998,
          and March 31, 1998                                              3

Consolidated Condensed Statements of Income
         Three months ended March 31, 1999 and 1998                       4

Consolidated Condensed Statements of Stockholders' Equity
         Three months ended March 31, 1999 and 1998                       5

Consolidated Condensed Statements of Cash Flows
         Three months ended March 31, 1999 and 1998                       6


         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three month periods ended March 31, 1999 and 1998. Results of operations for the interim 1999 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Management's Discussion and Analysis of the registrant is included on Pages 13-31.

                              SOUTHTRUST CORPORATION
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                          March 31          December 31      March 31
(Dollars in thousands)                                      1999                1998           1998
ASSETS
  Cash and due from banks                             $     926,834    $     970,778    $     801,532
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                64,725           76,275           28,700
    Interest-bearing deposits in other banks                    600              506              246
    Trading securities                                      130,934           73,215           52,661
    Loans held for sale                                     560,190          707,586          620,399
                                                      -------------    -------------    -------------
         Total short-term investments                       756,449          857,582          702,006
  Available-for-sale securities                           4,024,734        3,802,718        3,206,710
  Held-to-maturity securities (1)                         2,851,907        2,988,428        2,765,401
  Loans                                                  28,477,502       27,526,597       23,705,494
  Less:
    Unearned income                                         215,638          209,091          156,647
    Allowance for loan losses                               394,135          377,525          335,995
                                                      -------------    -------------    -------------

         Net loans                                       27,867,729       26,939,981       23,212,852
  Premises and equipment, net                               691,449          690,852          632,112
  Due from customers on acceptances                          24,900           28,965            6,988
  Goodwill and core deposit intangibles                     555,071          549,689          278,904
  Mortgage servicing rights and related intangibles          68,582           61,601           47,724
  Bank owned life insurance                                 726,109          715,175          515,159
  Other assets                                              522,354          528,005          528,216
                                                      -------------    -------------    -------------

         Total assets                                 $  39,016,118    $  38,133,774    $  32,697,604
                                                      =============    =============    =============


LIABILITIES
  Deposits:

    Interest-bearing                                  $  21,908,435    $  22,065,653    $  18,269,229
    Other                                                 2,644,029        2,774,239        2,263,687
                                                      -------------    -------------    -------------


         Total deposits                                  24,552,464       24,839,892       20,532,916
  Federal funds purchased and securities sold
    under agreements to repurchase                        5,855,026        5,200,026        4,028,343
  Other short-term borrowings                             1,315,251          913,002        1,097,097
  Bank acceptances outstanding                               24,900           28,965            6,988
  Federal Home Loan Bank advances                         2,830,335        2,780,340        2,777,351
  Long-term debt                                          1,150,435        1,154,937        1,205,933
  Other liabilities                                         490,317          478,346          563,169
                                                      -------------    -------------    -------------
         Total liabilities                               36,218,728       35,395,508       30,211,797
STOCKHOLDERS' EQUITY
    Common stock, par value $2.50 a share (2)               420,858          420,569          403,606
    Capital surplus                                         736,533          733,577          706,927
    Retained earnings                                     1,658,272        1,590,686        1,377,563
    Accumulated other non-owner changes in equity            (6,081)           5,530            9,341
    Treasury stock, at cost (3)                             (12,192)         (12,096)         (11,630)
                                                      -------------    -------------    -------------

         Total stockholders' equity                       2,797,390        2,738,266        2,485,807
                                                      -------------    -------------    -------------

         Total liabilities and stockholders' equity   $  39,016,118    $  38,133,774    $  32,697,604
                                                      =============    =============    =============

(1) Held-to-maturity securities-fair value            $   2,863,981    $   3,021,199    $   2,798,172
(2) Common shares authorized                            500,000,000      500,000,000      300,000,000
      Common shares issued                              168,343,401      168,227,453      161,442,467
(3) Treasury shares of common stock                       1,018,604        1,016,159        1,004,910

                              SOUTHTRUST CORPORATION
                    Consolidated Condensed Statements of Income
                                    (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                      -----------------------
(In thousands, except per share data)                    1999         1998
                                                      -----------------------
Interest income
  Interest and fees on loans                          $  553,168   $  492,715
  Interest on available-for-sale securities               58,364       48,409
  Interest on held-to-maturity securities                 48,367       46,041
  Interest on short-term investments                      10,868       10,297
                                                      -----------------------
      Total interest income                              670,767      597,462
                                                      -----------------------
Interest expense
  Interest on deposits                                   221,147      204,211
  Interest on short-term borrowings                       79,696       63,107
  Interest on Federal Home Loan Bank advances             35,594       36,643
  Interest on long-term debt                              17,826       20,151
                                                      -----------------------
      Total interest expense                             354,263      324,112
                                                      -----------------------
      Net interest income                                316,504      273,350
Provision for loan losses                                 30,362       17,855
                                                      -----------------------
        Net interest income after
          provision for loan losses                      286,142      255,495
Non-interest income
  Service charges on deposit accounts                     46,491       36,522
  Mortgage banking operations                             15,219        8,924
  Bank card fees                                           7,619        6,216
  Trust fees                                               7,551        6,855
  Other fees                                              12,126        8,601
  Bank owned life insurance                                9,596        6,882
  Gains on trading securities, net                         5,280        3,638
  Gains on loans held-for-sale, net                        4,452        6,934
  Gains on available-for-sale securities, net                534        2,152
  Other                                                    2,196        1,394
                                                      -----------------------
      Total non-interest income                          111,064       88,118
                                                      -----------------------
Non-interest expense
  Salaries and employee benefits                         134,254      116,623
  Net occupancy                                           19,592       15,809
  Equipment                                               15,498       13,552
  Professional services                                   15,079       12,833
  Communications                                          12,222       10,865
  Business development                                     7,619        8,092
  Supplies                                                 6,288        7,141
  Other                                                   32,091       27,591
                                                      -----------------------
      Total non-interest expense                         242,643      212,506
                                                      -----------------------
Income before income taxes                               154,563      131,107
Income tax expense                                        50,039       44,655
                                                      -----------------------
        Net income                                    $  104,524   $   86,452
                                                      =======================
Average shares outstanding - basic (in thousands)        167,270      158,374
Average shares outstanding - diluted (in thousands)      168,587      159,998
Net income per share - basic                          $     0.62   $     0.55
Net income per share - diluted                              0.62         0.54
Dividends declared per share                                0.22         0.19

                             SOUTHTRUST CORPORATION
           Consolidated Condensed Statements of Stockholders' Equity
                                  (Unaudited)

                                                                                                                        Accumulated
                                                                                                                         Other Non-
                                                                   Common             Capital           Retained       Owner Changes
(Dollars in thousands)                                              Stock             Surplus           Earnings         In Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                   $         386,626    $     486,166     $     1,321,586    $   11,176
Net Income                                                                   0                0              86,452             0
Unrealized loss on available-for-sale
    securities, net of tax of $650*                                          0                0                   0        (1,835)
Comprehensive Income
Dividends Declared ($.19 per share)                                          0                0             (30,475)            0
Issuance of 185,974 shares of Common Stock
   for stock options exercised                                             465            1,774                   0             0
Issuance of 32,459 shares of Common Stock
   for dividend reinvestment and stock purchase plan                        81            1,287                   0             0
Issuance of 25,787 shares of Common Stock
   under employee discounted stock purchase plan                            65              713                   0             0
Issuance of 6,547,500 shares of Common Stock
   in secondary offering                                                16,369          216,987                   0             0
Purchase of 17,970 shares of treasury stock
   for exercises of stock options                                            0                0                   0             0
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                                    $         403,606    $     706,927     $     1,377,563    $    9,341
====================================================================================================================================

Balance at January 1, 1999                                   $         420,569    $     733,577     $     1,590,686    $    5,530
Net Income                                                                   0                0             104,524             0
Unrealized loss on available-for-sale
    securities, net of tax of $2,458*                                        0                0                   0       (11,611)
Comprehensive Income
Dividends Declared ($.22 per share)                                          0                0             (36,938)            0
Issuance of 48,473 shares of Common Stock
   for stock options exercised                                             121              874                   0             0
Issuance of 41,606 shares of Common Stock
   for dividend reinvestment and stock
   purchase plan                                                           104            1,363                   0             0
Issuance of 25,869 shares of Common Stock
   under employee discounted stock
   purchase plan                                                            64              719                   0             0
Purchase of 2,445 shares of treasury stock
   for excercises of stock options                                           0                0                   0             0
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31,1999                                     $         420,858    $     736,533     $     1,658,272    $   (6,081)
====================================================================================================================================



                                                                 Treasury
(Dollars in thousands)                                             Stock              Total
-----------------------------------------------------------------------------------------------
Balance at January 1, 1998                                   $       (10,913)   $     2,194,641
Net Income                                                                 0             86,452
Unrealized loss on available-for-sale
    securities, net of tax of $650*                                        0             (1,835)
                                                                                ---------------
Comprehensive Income                                                                     84,617
                                                                                ===============
Dividends Declared ($.19 per share)                                        0            (30,475)
Issuance of 185,974 shares of Common Stock
   for stock options exercised                                             0              2,239
Issuance of 32,459 shares of Common Stock
   for dividend reinvestment and stock purchase plan                       0              1,368
Issuance of 25,787 shares of Common Stock
   under employee discounted stock purchase plan                           0                778
Issuance of 6,547,500 shares of Common Stock
   in secondary offering                                                   0            233,356
Purchase of 17,970 shares of treasury stock
   for excercises of stock options                                      (717)              (717)
-----------------------------------------------------------------------------------------------
Balance at March 31, 1998                                    $       (11,630)   $     2,485,807
===============================================================================================

Balance at January 1, 1999                                   $       (12,096)   $     2,738,266
Net Income                                                                 0            104,524
Unrealized loss on available-for-sale
    securities, net of tax of $2,458*                                      0            (11,611)
                                                                                ---------------
Comprehensive Income                                                                     92,913
                                                                                ===============
Dividends Declared ($.22 per share)                                        0            (36,938)
Issuance of 48,473 shares of Common Stock
   for stock options exercised                                             0                995
Issuance of 41,606 shares of Common Stock
   for dividend reinvestment and stock
   purchase plan                                                           0              1,467
Issuance of 25,869 shares of Common Stock
   under employee discounted stock
   purchase plan                                                           0                783
Purchase of 2,445 shares of treasury stock
   for excercises of stock options                                       (96)               (96)
-----------------------------------------------------------------------------------------------
Balance at March 31,1999                                     $       (12,192)   $     2,797,390
===============================================================================================

*See disclosure of reclassification amount in Notes to Consolidated Financial Statements

                                SOUTHTRUST CORPORATION
                    Consolidated Condensed Statements of Cash Flows
                                      (Unaudited)

                                                               Three Months Ended
                                                                     March 31
                                                            --------------------------
In thousands)                                                  1999           1998
                                                            -----------    -----------
OPERATING ACTIVITIES
 Net income                                                 $   104,524    $    86,452
 Adjustments to reconcile net income to net cash provided
   by operating activities:
  Provision (credit) for:
     Loan losses                                                 30,362         17,855
     Depreciation of premises and equipment                      13,613         11,221
     Amortization of intangibles                                 11,286          8,676
     Amortization of security premium                               541            387
     Accretion of security discount                              (1,548)        (1,571)
     Deferred income tax (benefit)                               (3,611)         2,386
     Increase in value of bank owned life insurance              (9,596)        (6,882)
  Net gain on trading securities                                 (5,280)        (3,638)
  Net gain on loans held for sale                                (4,452)        (6,934)
  Net gain on available-for-sale securities                        (534)        (2,152)
  Origination and purchase of loans held for sale              (818,103)      (921,453)
  Proceeds from loans held for sale                             836,723        711,826
  Net (increase) decrease in trading securities                 (52,439)         9,726
  Net decrease in other assets                                    2,412         37,155
  Net increase in other liabilities                               1,501         78,019
                                                            -----------    -----------
      Net cash provided by operating activities                 105,399         21,073
INVESTING ACTIVITIES
 Proceeds from maturities of:
    Held-to-maturity securities                                 715,330        686,739
    Available-for-sale securities                               294,131         43,610
 Proceeds from sales of:
    Available-for-sale securities                               170,117         27,913
 Purchases of:
    Held-to-maturity securities                                (577,793)      (646,487)
    Available-for-sale securities                              (669,205)      (360,610)
    Premises and equipment                                      (12,450)       (27,338)
 Net (increase) decrease in:
    Short-term investments                                       14,646         20,457
    Loans                                                      (728,002)      (356,489)
 Purchase of subsidiaries, net of cash acquired                 (19,807)      (202,627)
                                                            -----------    -----------
    Net cash used in investing activities                      (813,033)      (814,832)

FINANCING ACTIVITIES
 Proceeds from issuance of:
    Common Stock                                                  3,245        237,741
    Federal Home Loan Bank advances                              50,004        150,000
    Long-term debt                                                    0        200,000
 Payments for:
    Repurchase of Common Stock                                      (96)          (717)
    Federal Home Loan Bank advances                                  (8)      (155,004)
    Long-term debt                                               (4,502)      (100,510)
    Cash dividends                                              (31,550)       (26,002)
 Net increase (decrease) in:
    Deposits                                                   (410,651)        96,837
    Short-term borrowings                                     1,057,248        315,061
                                                            -----------    -----------
    Net cash provided by financing activities                   663,690        717,406
                                                            -----------    -----------
  DECREASE IN CASH AND DUE FROM BANKS                           (43,944)       (76,353)
 CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                   970,778        877,885
                                                            -----------    -----------
 CASH AND DUE FROM BANKS AT END OF PERIOD                   $   926,834    $   801,532
                                                            ===========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair values of derivatives will depend on their designation. This Statement is effective as of the beginning of fiscal years ending after June 15, 1999.

SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

         In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement, an amendment to SFAS No. 65, requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability to sell or hold those investments. The Company adopted the provisions of this Statement on January 1, 1999.

Note B- Earnings per Share Reconciliation

         Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

         A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

                             Three months ended March 31, 1999         Three months ended March 31, 1998
                           -------------------------------------      -------------------------------------
                           (In thousands, except per share data)       (In thousands, except per share data)
                                       Dilutive Effect                        Dilutive Effect
                                        of Options                               of Options
                               Basic      Issued    Diluted             Basic      Issued    Diluted
                             --------     ------   --------           --------     ------   ---------
Net Income                   $104,524       --     $104,524           $ 86,452       --     $ 86,452
Shares available to common
     shareholders             167,270      1,317    168,587            158,374      1,624    159,998
                             --------     ------   --------           --------     ------   --------
Earnings per share           $   0.62       --     $   0.62           $   0.55       --     $   0.54
                             ========     ======   ========           ========     ======   ========

Note C- Supplemental Cash Flow Information

         The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1999 and 1998:

                                                          Three Months Ended
                                                               March 31
                                                          1999         1998
                                                      ----------   ----------
                                                             (In thousands)
Cash paid during period for:
  Interest                                            $  363,155   $  309,519
  Income taxes                                            10,662        3,623
Noncash transactions:
  Assets acquired in business combinations               132,520    1,067,655
  Liabilities acquired in business combinations          124,239      911,117
  Loans transferred to other real estate                   4,213        8,786
  Loans securitized into mortgage-backed securities      428,184      460,862
  Financed sales of foreclosed property                    5,590        8,786

Note D- Comprehensive Income

         Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income is displayed in the Consolidated Condensed Statements of Stockholders' Equity.

         In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. Comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

(In thousands)

                                                                                1999                                      1998
                                                                          ---------------                           ---------------
Net income                                                                $       104,524                           $        86,452
Unrealized holding gains (losses) arising
during the period , net of tax                                                    (11,280)                                      335

Less: reclassification adjustment for
gains included in net income,
net of tax                                                                            331                                     2,170
                                                                          ---------------                           ---------------
Unrealized loss on available-for-sale
     securities, net of tax*                                                      (11,611)                                   (1,835)
                                                                          ---------------                           ---------------
Comprehensive income                                                      $        92,913                           $        84,617

                                                                          ===============                           ===============
* Tax effect                                                              $         2,458                           $           650

Note E- Business Segments

         SFAS No.131, Disclosures about Segments of an Enterprise and Related Information, requires disclosure of certain information about the reportable operating segments of the Company. The Company segregates financial information for use in assessing its performance which is ultimately used for allocating resources to its operating segments. The Company has four reportable operating segments which are primarily separated along customer base or asset/liability management lines. Each segment is managed by one or more of the Company's executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment.

         The four reportable operating segments are Commercial Banking, Regional Banking, Funds Management, and Other. Commercial Banking derives its revenues from commercial, industrial and commercial real estate customers throughout all geographic areas covered by the Company. This reportable segment also provides cash management, international and commercial leasing services. Regional Banking generates its revenues from retail lending and depository services, and regional commercial lending not underwritten by the Commercial Banking division. Branch administration costs are also included in Regional Banking. The Funds Management group is responsible for management of the Company's securities portfolio as well as its wholesale and long-term funding requirements. The category named Other encompasses operating segments that qualify for aggregation as provided by SFAS No. 131 such as the Company's non-bank subsidiaries which provide various services such as securities brokerage and asset management to either external or internal customers. The remaining Company divisions included within the Reconciliation grouping are divisions that have no operating revenue. They contain costs not directly associated with the other reportable segments such as executive administration, finance, internal auditing, and risk management.

         The Company's management accounting policies generally follow those for the Company described in Note A to the Consolidated Financial Statements on Form 10-K for the year ended December 31, 1998, except for the following items. The Company uses a transfer pricing process to aid in assessing operating segment performance. This process involves matched rate transfer pricing of assets and liabilities to determine a contribution to the net interest margin on a segment basis. The provision for loan losses is charged to each operating segment primarily based on net charge-offs. Data processing costs are charged in accordance with the relative operational cost of each segment.

         The following table presents the Company's business segment information for the period ended March 31, 1999:


                                              Commercial      Regional     Funds                  Reconciling    Total
                                               Banking        Banking    Management      Other       Items      Company
                                             -----------     ---------   ----------    ---------   ---------   ---------
                                                                                    (In millions)
Net Interest Margin (FTE)....................$      57.2     $   253.5   $    23.5     $     3.1   $   (17.0)  $   320.3
Provision for Loan Losses                            2.7          10.0         0.0           0.0        17.7        30.4
Non-Interest Income                                  4.2          81.3         0.1          14.3        11.2       111.1
Non-Interest Expense                                12.0         182.2         0.5          12.6        35.3       242.6
                                             -----------     ---------   ---------     ---------   ---------   ---------
     Income before income
       taxes.................................$      46.7         142.6        23.1           4.8       (58.8)      158.4

Income tax expense (FTE)                             0.0           0.0         0.0           0.0        53.9        53.9
                                             -----------     ---------   ---------     ---------   ---------   ---------
     Net Income..............................$      46.7     $   142.6   $    23.1     $     4.8   $  (112.7)  $   104.5
                                             ===========     =========   =========     =========   =========   =========
Ending Assets................................$   9,026.5     $21,084.0   $ 5,819.7     $ 1,408.4   $ 1,677.5   $39,016.1
                                             ===========     =========   =========     =========   =========   =========

         Following are reconciliations of reportable segment totals to the consolidated Company totals:

         Net interest margin for reportable segments totaled $337.3 million. The $17.0 million necessary to reconcile that total to the consolidated net interested margin of $320.3 million are amounts attributable to transfer pricing.

Non-Interest Income:

       Total Non-Interest Income for reportable segments ........................  $    99.9
       Bank owned life insurance ................................................        9.6
       Affiliate service fees ...................................................        3.2
       Securities gains .........................................................        0.5
       Other.....................................................................        3.4
       Eliminations .............................................................       (5.5)
                                                                                   ---------
       Consolidated Non-Interest Income .........................................  $   111.1
                                                                                   =========

Non-Interest Expense:

       Total Non-Interest Expense for reportable segments .......................  $   207.3
       Salaries and benefits ....................................................       31.4
       Premises and equipment ...................................................        5.6
       Communications ...........................................................        6.3
       Professional services ....................................................        6.6
       Intangible amortization ..................................................       11.3
       Allocated data processing ................................................      (27.2)
       Other ....................................................................        6.9
       Eliminations .............................................................       (5.6)
                                                                                   ---------
       Consolidated Non-Interest Expense ........................................  $   242.6
                                                                                   =========

Total Assets:

       Total Assets for reportable segments .....................................  $37,338.6
       Goodwill and core deposit intangibles ....................................      555.1
       Bank owned life insurance ................................................      726.1
       Loans ....................................................................      813.4
       Other ....................................................................      417.3
       Eliminations .............................................................     (834.4)
                                                                                   ---------
       Consolidated Total Assets ................................................  $39,016.1
                                                                                   =========

         Comparable information related to the period ended March 31, 1998 is not presented because it is not available.

Note F- Business Combinations

         During the first three months of 1999, the Company completed the following acquisition:


(In millions)
    Date                          Institution                   Assets                Loans           Deposits         Location
---------------       ----------------------------------     ------------          -----------      ------------    ----------------
March 12              LCNB Bancorporation, Inc. ("LCNB")     $      132.6          $      94.9      $      123.2    Houston, Texas

         Consideration for this acquisition was approximately $24.5 million in cash. Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Condensed Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS

         SouthTrust Corporation is a registered bank holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, engaging in a full range of banking services from 611 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of March 31, 1999, the Company had consolidated total assets of $39.0 billion which ranked it as the largest bank holding company headquartered in Alabama, and one of the twenty-one largest bank holding companies in the United States.

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

FORWARD-LOOKING STATEMENTS

         In this report and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that may be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward- looking statements. Forward-looking statements are typically identified by the words "believe, expect, anticipate, intend, estimate" and similar expressions. These statements may relate to, among other things, Year 2000 readiness and unforeseen or unanticipated costs associated with Year 2000 compliance, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain rate fluctuations, competitive product and pricing pressures within the Company's markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties.

SELECTED QUARTERLY FINANCIAL DATA                                        TABLE 1
(Dollars in millions except per share data)

                                                                                   Quarters Ended
                                                       -------------------------------------------------------------------------
                                                            1999                                  1998
                                                       ------------   ----------------------------------------------------------
                                                           Mar 31        Dec 31        Sept 30           Jun 30        Mar 31
                                                       ------------   ------------   ------------    ------------   ------------
EARNINGS SUMMARY:
         Interest income                               $      670.8   $      668.0   $      656.0    $      635.9   $      597.5
         Interest expense                                     354.3          357.1          359.2           345.8          324.1
                                                       ------------   ------------   ------------    ------------   ------------
         Net interest income                                  316.5          310.9          296.8           290.1          273.4
         Provision for loan losses                             30.4           29.4           22.0            25.5           17.9
                                                       ------------   ------------   ------------    ------------   ------------
         Net interest income after
             provision for loan losses                        286.1          281.5          274.8           264.6          255.5
         Non-interest income (excluding
             securities transactions)                         100.8           96.0           92.4            82.9           75.4
         Gains on trading securities, net                       5.3            4.4            4.1             4.3            3.6
         Gains on loans held for sale, net                      4.5            3.3            3.3             4.9            6.9
         Gains on available-for-sale securities, net            0.5            1.5           (0.4)            1.0            2.2
         Non-interest expense                                 242.6          242.2          236.8           222.9          212.5
                                                       ------------   ------------   ------------    ------------   ------------
         Income before income taxes                           154.6          144.5          137.4           134.8          131.1
         Income taxes                                          50.1           46.5           42.7            45.3           44.6
                                                       ------------   ------------   ------------    ------------   ------------
         Net income                                    $      104.5   $       98.0   $       94.7    $       89.5   $       86.5
                                                       ============   ============   ============    ============   ============
PER COMMON SHARE:
         Net income - basic                            $       0.62   $       0.59   $       0.57    $       0.56   $       0.55
         Net income- diluted                                   0.62           0.59           0.57            0.55           0.54
         Cash dividends declared                               0.22           0.19           0.19            0.19           0.19
         Book value                                           16.72          16.38          16.10           15.65          15.49
         Market value-high                                   42.375         39.000         45.375          45.000         45.125
         Market value-low                                    35.375         24.875         30.688          39.250         35.750

ENDING BALANCES:
         Loans, net of unearned income                 $   28,261.8   $   27,317.5   $   25,657.3    $   24,654.1   $   23,548.9
         Total assets                                      39,016.1       38,133.8       35,545.2        34,667.9       32,697.6
         Deposits                                          24,552.5       24,839.9       24,207.8        21,150.8       20,532.9
         Federal Home Loan Bank advances                    2,830.3        2,780.3        2,787.3         2,742.3        2,777.4
         Long-term debt                                     1,150.4        1,154.9        1,155.0         1,205.4        1,205.9
         Stockholders' equity                               2,797.4        2,738.3        2,660.1         2,576.8        2,485.8
         Common shares - basic (in thousands)               167,325        167,211        165,246         164,676        160,438

AVERAGE BALANCES:
         Loans, net of unearned income                 $   27,762.0   $   26,346.5   $   25,001.3    $   23,972.0   $   23,075.8
         Earning assets                                    35,051.4       33,310.8       31,984.1        31,053.7       29,230.3
         Total assets                                      38,116.8       36,364.2       34,879.0        33,493.3       31,618.9
         Deposits                                          24,139.9       24,244.6       23,457.8        20,532.2       19,991.9
         Stockholders' equity                               2,753.4        2,688.4        2,606.6         2,507.7        2,382.1
         Common shares - basic (in thousands)               167,270        166,248        165,016         161,180        158,374
         Common shares - diluted (in thousands)             168,587        167,409        166,366         162,712        159,998

SELECTED RATIOS:
         Return on average total assets                        1.11%          1.07%          1.08%           1.07%          1.11%
         Return on average stockholders' equity               15.40          14.46          14.41           14.31          14.72
         Net interest margin (FTE)                             3.71           3.74           3.71            3.78           3.82
         Average equity to average assets                      7.22           7.39           7.47            7.49           7.53
         Non-interest expense as a percent
               of average total assets                         2.58           2.64           2.69            2.67           2.73
         Efficiency ratio                                     56.32          58.02          59.39           57.99          58.79

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND
AVERAGE YIELDS EARNED AND RATES PAID
(DOLLARS IN MILLIONS; YIELDS ON TAXABLE EQUIVALENT BASIS)


                                                                                     Quarters Ended
                                                     ----------------------------------------------------------------------------
                                                                   March 31, 1999                       December 31, 1998
                                                     ---------------------------------------    ---------------------------------
                                                                                       (1)                                   (1)
                                                        Average                       Yield/      Average                   Yield/
                                                        Balance         Interest       Rate       Balance      Interest     Rate
                                                     ---------------------------------------    ---------------------------------
ASSETS
Loans, net of unearned
   income (2)                                        $   27,762.0    $      553.8       8.09%   $  26,346.5    $  555.2      8.36%
Available-for-sale securities:
   Taxable                                                3,506.7            54.6       6.30        3,251.6        51.1      6.25
   Non-taxable                                              316.1             5.9       7.72          268.7         3.2      4.85
Held-to-maturity securities:
   Taxable                                                2,685.8            46.2       6.98        2,521.2        43.7      6.88
   Non-taxable                                              116.8             3.2      11.01          131.5         3.7     11.11
Short-term investments                                      664.0            10.8       6.64          791.3        14.0      7.00
                                                     ---------------------------------------    ---------------------------------
     Total interest-earning assets                       35,051.4    $      674.5       7.80       33,310.8    $  670.9      7.99
Allowance for loan losses                                  (378.1)                                   (369.3)
Other assets                                              3,443.5                                   3,422.7
                                                     ---------------------------------------    ---------------------------------
     Total assets                                    $   38,116.8                               $  36,364.2
                                                     =======================================    =================================

LIABILITIES
Interest-bearing deposits                            $   21,515.2    $      221.1       4.17%   $  21,703.6    $  241.3      4.41%
Short-term borrowings                                     6,775.9            79.7       4.77        4,964.4        60.7      4.85
Federal Home Loan Bank advances                           2,783.7            35.6       5.19        2,781.1        36.8      5.25
Long-term debt                                            1,158.9            17.8       6.24        1,154.9        18.3      6.29
                                                     ---------------------------------------    ---------------------------------
     Total interest-bearing liabilities                  32,233.7           354.2       4.46       30,604.0       357.1      4.63
Demand deposits non-interest bearing                      2,624.7                                   2,541.1
Other liabilities                                           505.0                                     530.7
Total liabilities                                        35,363.4                                  33,675.8
STOCKHOLDERS' EQUITY                                      2,753.4                                   2,688.4
                                                     ---------------------------------------    ---------------------------------
     Total liabilities and stockholders' equity      $   38,116.8                               $  36,364.2
                                                     =======================================    =================================
Net interest income                                                   $     320.3                              $  313.8
                                                     =======================================    =================================
Net interest margin                                                                     3.71%                                3.74%
                                                     =======================================    =================================
Net interest spread                                                                     3.34%                                3.36%
                                                     =======================================    =================================


(1) Yields were calculated using the average amortized cost of the underlying assets. All yields and rates are presented on an annualized basis.
(2) Included in interest are net loan fees of $16.4 million, $18.9 million, $15.9 million, $16.6 million, and $12.6 million for the quarters ended March 31, 1999, December 31, 1998, September 30, 1998, June 30, 1998,
         and March 31, 1998, respectively. The averages include loans on which the accrual of interest has been discontinued. Income on certain non-accrual loans is recognized on a cash-basis.

                                                                         Table 2

                                            Quarters Ended
----------------------------------------------------------------------------------------------------------
      September 30, 1998                    June 30, 1998                           March 31, 1998
------------------------------      ------------------------------      ----------------------------------
                          (1)                                 (1)                                     (1)
 Average                Yield/       Average                Yield/        Average                   Yield/
 Balance    Interest     Rate        Balance    Interest     Rate         Balance     Interest       Rate
------------------------------      ------------------------------      ----------------------------------
$25,001.3    $539.2      8.56%      $23,972.0   $517.4       8.66%       $23,075.8     $493.3        8.67%

  3,245.1      52.0      6.39         3,347.9     54.1       6.51          3,001.2       47.9        6.51
    122.3       1.6      5.30            63.9      0.8       5.77             53.6        0.7        6.01

  2,654.1      46.4      6.93         2,780.5     48.6       7.01          2,393.7       43.3        7.34
    148.3       4.0     10.74           153.4      3.9      10.36            157.9        4.1       10.64
    813.0      15.0      7.30           736.0     13.3       7.25            548.1       10.3        7.62
------------------------------      ------------------------------      ----------------------------------
 31,984.1    $658.2      8.17        31,053.7   $638.1       8.25         29,230.3     $599.6        8.31
   (359.8)                             (342.8)                              (327.7)
  3,254.7                             2,782.4                              2,716.3
------------------------------      ------------------------------      ----------------------------------
$34,879.0                           $33,493.3                            $31,618.9
==============================      ==============================      ==================================

$21,058.1    $244.2      4.60%      $18,296.5   $208.2       4.56%       $17,882.1     $204.2        4.63%
  4,310.1      59.2      5.45         5,950.6     82.0       5.53          4,683.7       63.1        5.46
  2,748.9      36.7      5.30         2,759.7     36.5       5.31          2,780.7       36.6        5.34
  1,197.5      19.1      6.33         1,205.7     19.1       6.35          1,259.5       20.2        6.49
------------------------------      ------------------------------      ----------------------------------
 29,314.6     359.2      4.86        28,212.5    345.8       4.92         26,606.0      324.1        4.94
  2,399.7                             2,235.7                              2,109.8
    558.1                               537.4                                521.0
 32,272.4                            30,985.6                             29,236.8
  2,606.6                             2,507.7                              2,382.1
------------------------------      ------------------------------      ----------------------------------
$34,879.0                           $33,493.3                            $31,618.9
==============================      ==============================      ==================================
             $299.0                             $292.3                                 $275.5
==============================      ==============================      ==================================
                         3.71%                               3.78%                                   3.82%
==============================      ==============================      ==================================
                         3.31%                               3.33%                                   3.37%
==============================      ==============================      ==================================

NET INTEREST INCOME/MARGIN.

         The Company's net interest margin decreased 11 basis points from the first quarter of 1998 to 3.71% for the 1999 first quarter period. This decrease is reflective of the increase in the ratio of interest-bearing funds to earning assets, which was 92% at March 31, 1999, up from the March 31, 1998 ratio of 91%.

         In addition, the Company's funding of bank owned life insurance ("BOLI") as of March 31, 1999 increased $175 million over the March 31, 1998 period. Since this investment was made as an alternative to investing in interest-earning assets, the resulting net margin effect of the BOLI for the quarter ended March 31, 1999 was a decrease of approximately $2.1 million or 2 basis points.

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

PROVISION FOR LOAN LOSSES.

         During the first quarter of 1999, the Company recorded a $30.4 million provision for loan losses. This compares to a provision of $17.9 million for the quarter ended March 31, 1998. Provisions for loan losses are charged to income to bring our allowance to a level deemed appropriate by management based on the factors as described in "Allowance for Loan Losses" later in Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME.

         Total non-interest income for the quarter ended March 31, 1999 was $111.1 million, an increase of $23.0 million or 26.0% over the same period in 1998. Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the first quarter of 1999 by $10.0 million or 27.3% from the comparable year-ago period. This reflects the overall growth in the number of deposit accounts through both internal growth and acquisitions. Mortgage banking operations income, which includes loan origination and servicing fee income, increased $6.3 million or 70.5% from the 1998 first quarter. Mortgage interest rates have remained favorable to borrowers and loan production and related income have increased accordingly. Fee income related to Bank Card and Trust operations has also increased, 22.6% and 10.2%, respectively, over the year ago quarter. Both were related to higher volume and various rate increases. Other fee income, which includes investment, international, safe deposit, collection and miscellaneous other fees, rose by $3.5 million or 41.0% compared to the quarter ended March 31, 1998. Income from bank owned life insurance for the first quarter of 1999 increased $2.7 million or 39.4% from the first quarter of 1998.

         Gains on trading securities totaled $5.3 million for the quarter ended March 31, 1999. Sales of loans during the quarter ended March 31, 1999 resulted in gains of approximately $4.5 million. Gains on available-for-sale securities were $0.5 million in the first quarter of 1999.

         There were no other significant non-recurring non-interest income items recorded in 1999 or 1998.

NON-INTEREST INCOME                                                     TABLE 3
(In millions)

                                                                     Quarters Ended
                                                       -------------------------------------------
                                                         1999                  1998
                                                       -------  ----------------------------------
                                                        Mar 31  Dec 31   Sept 30   Jun 30   Mar 31
                                                       -------  ------   -------  ------- --------
Service charges on deposit accounts                    $ 46.5   $ 47.0   $ 44.5   $ 39.7  $ 36.5
Mortgage banking operations                              15.2     10.7     11.0     11.0     8.9
Bank card fees                                            7.6      7.4      7.4      6.8     6.2
Trust fees                                                7.6      7.0      6.9      6.9     6.9
Other fees                                               12.1     10.3      9.5      8.9     8.6
Bank owned life insurance                                 9.6      8.8     10.1      7.0     6.9
Gains on trading securities, net                          5.3      4.4      4.1      4.3     3.6
Gains on loans held-for-sale, net                         4.5      3.3      3.3      4.9     6.9
Gains (losses) on available-for-sale securities, net      0.5      1.5     (0.4)     1.0     2.2
Other                                                     2.2      4.8      3.0      2.6     1.4
                                                       ------   ------   ------   ------  ------
     Total                                             $111.1   $105.2   $ 99.4   $ 93.1  $ 88.1
                                                       ======   ======   ======   ======  ======

NON-INTEREST EXPENSE.

         Total non-interest expense increased 14.2% to $242.6 million in the first quarter of 1999 as compared to the same period in 1998. This increase is reflective of the overall growth the Company has experienced. Salaries and employee benefits expense is the largest component of non-interest expense, accounting for $134.2 million or 55.3% of all non-interest expense for the quarter ended March 31, 1999. The March 31, 1999 quarter over March 31, 1998 quarter increase in salary and employee benefits expense was $17.6 million or 15.1%. Occupancy and equipment expenses were also up in the first quarter of 1999. Both of these items are affected by the number of banking offices which increased from the March 31, 1998 level of 589 to 611 at March 31, 1999. The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 56.32% for the first quarter ended March 31, 1999, down from the year ago ratio of 58.79%

NON-INTEREST EXPENSE                                                    TABLE 4
(In millions)

                                               Quarters Ended
                                 -------------------------------------------
                                  1999                   1998
                                 ------   ----------------------------------
                                 Mar 31   Dec 31   Sept 30  Jun 30    Mar 31
                                 ------   ------   -------  ------   -------
Salaries and employee benefits   $134.2   $129.5   $128.2   $121.5   $116.6
Net occupancy                      19.6     19.6     19.2     17.9     15.8
Equipment                          15.5     17.1     15.5     14.8     13.6
Professional services              15.1     14.7     15.0     15.0     12.8
Communications                     12.2     12.3     12.4     11.5     10.9
Business development                7.6      4.6      8.6      9.0      8.1
Supplies                            6.3      7.3      7.1      7.6      7.1
Other                              32.1     37.1     30.8     25.6     27.6
                                 -------  ------   -------  ------- -------
     Total                       $242.6   $242.2   $236.8   $222.9   $212.5
                                 ======   ======   ======   ======   ======

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

         SouthTrust has established a four-phase methodology for use in assessing the project's state of readiness. The first phase is Awareness. In this phase both upper and executive management are made aware of the issues and executive sponsorship is obtained. The second phase is Assessment and Inventory, during which the extent of problems is assessed and inventory is taken of systems and applications. The third phase, Remediation, includes correcting of the code and unit testing of those corrections. The fourth phase is Certification Testing and Implementation.

         The majority of the Year 2000 issues facing the Company are information technology ("IT") in nature. All IT systems, which include mainframe and midrange computer systems, are complete in the four phases. All of the Company's computerized systems that process checking accounts, savings accounts, CDs, IRAs, payrolls, direct deposits, debit cards, credit cards, ATMs, installment loans, commercial loans, and general ledger are ready for the Year 2000 and have been in daily use since December 31, 1998. Non-IT systems, which include embedded technology such as micro controllers, are also being considered. These systems are currently in the fourth phase and are expected to have completed the fourth and final phase by the middle of this year. SouthTrust's overall readiness testing plan calls for three complete parallels of the century rollover. All mainframe systems will experience these three tests before December 31, 1999.

         The Company has established an extensive contingency plan for the period of time that the Company is going through the century change and is exposed to the Year 2000 issue. This plan is designed to address the most likely risks facing the Company during that period. Some of these risks include application system failures, power outages, security systems, and environmental systems. As part of the contingency plan, the Company has completed a business impact analysis for all of its core business units and has tested the contingency plan related to each unit.

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

         The total Year 2000 project cost is expected to total approximately $15 million. For the three months ended March 31, 1999, the Company has expensed $0.8 million. For the years ended December 31, 1998 and 1997, the Company expensed $6.2 million and $5.8 million, respectively.

         There were no other significant non-recurring non-interest expense items recorded in 1999 or 1998.

INCOME TAX EXPENSE.

         Income tax expense for the first quarter of 1999 was $50.1 million for an effective tax rate of 32.4% compared to $44.6 million or an effective rate of 34.1% in the first quarter of 1998. The statutory federal income tax rate was 35% in 1999 and 1998.

LOANS.

         Loans, net of unearned income at March 31, 1999 were $28,261.8 million, an increase of $944.3 million or 3.5% over the December 31, 1998 level. Of the total loan increase, $94.9 million was obtained in the acquisition of another financial institution consummated during the first three months of 1999. Internal growth accounted for the remaining $849.4 million of the increase.

         The Company has participated in loan securitizations, which allow the Company to actively manage its loan portfolio. Specifically, securitizations allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans securitized and sold, consisting mainly of 1-4 family mortgages, amounted to approximately $428.2 million during the three month period ended March 31, 1999.

LOAN PORTFOLIO                                                        TABLE 5
(In millions)

                                                                Quarters Ended
                                         -------------------------------------------------------------
                                            1999                             1998
                                         ---------     -----------------------------------------------
                                           Mar 31       Dec 31      Sept 30       Jun 30       Mar 31
                                         ---------     ---------    ---------    ---------    --------
Commercial, financial and agricultural   $10,102.5    $ 9,760.4    $ 8,829.5    $ 8,371.3    $ 7,700.1
Real estate construction                   3,744.3      3,526.4      3,379.1      3,150.0      2,966.4
Commercial real estate mortgage            5,157.5      4,900.2      4,407.2      4,173.4      4,005.7
Residential real estate mortgage           6,279.0      6,243.7      6,116.6      5,977.2      5,769.7
Loans to individuals                       3,194.2      3,095.9      3,106.9      3,153.1      3,263.6
                                         ---------    ---------    ---------    ---------    ---------
                                          28,477.5     27,526.6     25,839.3     24,825.0     23,705.5

Unearned income                             (215.7)      (209.1)      (182.0)      (170.9)      (156.6)
                                         ---------    ---------    ---------    ---------    ---------
Loans, net of unearned income             28,261.8     27,317.5     25,657.3     24,654.1     23,548.9
Allowance for loan losses                   (394.1)      (377.5)      (364.4)      (354.1)      (336.0)
                                         ---------    ---------    ---------    ---------    ---------
Net loans                                $27,867.7    $26,940.0    $25,292.9    $24,300.0    $23,212.9
                                         =========    =========    =========    =========    =========

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

         Loans are separated by internal risk ratings into two categories for assessment of their estimated allowance level needs; Non-problem and Problem. The allowance for Non-problem loans is calculated by applying historical Non-problem loss factors to outstanding Non-problem loans within each loan type. The loss factors represent either the average of the last four years' losses or, in some cases, the most recent years' loss experience if in management's judgement that loss rate is more representative of current trends in a particular loan type. Problem loans include any loans that have an internal credit review or regulatory rating of less than "good". The allowance associated with Problem loans is calculated by applying loss factors determined either through a migration analysis or an average of the last four years' loss experience, both of which are specific to Problem loans. The migration analysis is performed periodically and measures losses in relation to the internal risk ratings assigned to loans. Additionally, certain Problem loans (generally large commercial credits) are specifically reviewed. This specific review considers estimates of future cash flows, fair values of collateral and other indicators of the borrowers' ability to repay the loan.

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

         The Company's loan portfolio has experienced recent growth rates in excess of our peers. While the Company strives to use prudent underwriting and credit management standards, such growth and related underwriting risks could lead to increased losses. Additionally, loans acquired through the various business combinations carry additional credit risk due to uncertainties associated with the underwriting process and deviations from the Company's credit underwriting standards at the acquired institutions. The Company is also subject to risk associated with certain industry concentrations. Commercial real estate mortgage loans represent the Company's largest concentration and although this segment of the portfolio has performed well in recent years, management considers the associated risk within the commercial real estate portfolio as part of the other risk elements. Due to the Company's predominant amount of variable rate loans, the Company has exposure to credit risk associated with rising interest rates. When such an environment exists, the Company considers this with the other risk factors above in establishing the allowance for loan losses. The Company has established a sound credit policy which guides the manner in which loans are underwritten. Exceptions from this policy may be necessary to facilitate the lending process. The associated exception risk has also been considered in computing the allowance.

         The allowance allocated to Problem loans at March 31, 1999 totaled $156.2 million and represented an allowance percentage of 7.95% of Problem loans. The allowance allocated to Non- problem loans totaled $238.0 million or 0.90% of Non-problem loans. The allocation of the allowance on Non-problem loans is based on estimates of losses inherent in this portfolio which have not yet been specifically identified in the Company's problem loan rating process.

         Based on the methodology outlined above, the total allowance for loan losses was $394.1 at March 31, 1999 and $336.0 at March 31, 1998. As a percentage of outstanding loans, the allowance for loan losses was 1.39%, down from the March 31, 1998 level of 1.43%. Net charge-offs during the first quarter of 1999 totaled $15.4 million, an increase of $2.3 million from the 1998 first quarter level.

ALLOWANCE FOR LOAN LOSSES                                               TABLE 6
(In  thousands)

                                                                                         Quarters Ended
                                                              -------------------------------------------------------------------
                                                                 1999                                1998
                                                              ---------      ----------------------------------------------------
                                                                Mar 31        Dec 31         Sept 30         Jun 30       Mar 31
                                                              ---------      ---------      ---------      ---------    ---------
Balance beginning of quarter                                  $ 377,525      $ 364,362      $ 354,076      $ 335,995    $ 315,471
Loans charged-off:
         Commercial, financial and agricultural                   5,176          3,659          4,020          6,333        4,119
         Real estate construction                                    30             13              0              5            0
         Commercial real estate mortgage                            100            671             49            152           22
         Residential real estate mortgage                           637          1,242            886            464          918
         Loans to individuals                                    13,306         16,661         11,066         10,754       11,263
                                                              ---------      ---------      ---------      ---------    ---------
                 Total charge-offs                               19,249         22,246         16,021         17,708       16,322
                                                              =========      =========      =========      =========    =========

Recoveries of loans previously charged-off:

         Commercial, financial and agricultural                   1,390          1,543          1,090          1,170        1,133
         Real estate construction                                     0              0              0             34            7
         Commercial real estate mortgage                              3             16             15             (8)          27
         Residential real estate mortgage                            63             20             68            162           78
         Loans to individuals                                     2,354          1,881          2,118          2,666        2,008
                                                              ---------      ---------      ---------      ---------    ---------
                 Total recoveries                                 3,810          3,460          3,291          4,024        3,253
                                                              =========      =========      =========      =========    =========

Net loans charged-off                                            15,439         18,786         12,730         13,684       13,069
Additions to allowance charged to expense                        30,362         29,420         22,040         25,481       17,855
Subsidiaries' allowance at date of purchase                       1,687          2,529            976          6,284       15,738
                                                              ---------      ---------      ---------      ---------    ---------
         Balance at end of quarter                            $ 394,135      $ 377,525      $ 364,362      $ 354,076    $ 335,995
                                                              =========      =========      =========      =========    =========

(In  millions)
Loans outstanding at quarter end,
                net of unearned income                        $28,261.8      $27,317.5      $25,657.3     $ 24,654.1    $23,548.9
Average loans outstanding,
                net of unearned income                        $27,762.0      $26,346.5      $25,001.3     $ 23,972.0    $23,075.8

Ratios:
         End-of-quarter allowance to net loans outstanding         1.39%          1.38%          1.42%          1.44%        1.43%
         Net loans charged off to net average loans                0.23           0.28           0.20           0.23         0.23
         Provision for loan losses to net charge-offs            196.66         156.61         173.13         186.21       136.62
         Provision for loan losses to net average loans            0.44           0.44           0.35           0.43         0.31

NON-PERFORMING ASSETS.

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $192.9 million at March 31, 1999, a increase of $29.0 million from December 31, 1998. The ratio of non-performing assets to total loans plus other non- performing assets was
0.68 % at March 31, 1999, while the allowance for loan losses to non- performing loans ratio was 300.99% for the same period.

         In addition to loans on non-performing status at March 31, 1999, the Company had loans of approximately $58.5 million for which management had serious doubts as to the ability of the borrowers to comply with the present repayment terms, which may result in the loans' repayment terms being restructured and/or the loans being placed on non-performing status. These potential problem loans are current with respect to principal and interest payments and are not presently on non-accrual status; however, they are continuously reviewed by management and their classification may be changed if conditions warrant. At December 31, 1998, potential problem loans totaled $59.7 million.

NON-PERFORMING ASSETS                                                    TABLE 7
(Dollars in millions)

                                                                                       Quarters Ended
                                                                -----------------------------------------------------------
                                                                  1999                            1998
                                                                -------      ----------------------------------------------
                                                                 Mar 31      Dec 31       Sept 30       Jun 30       Mar 31
                                                                -------      -------      -------      -------      -------
Non-performing loans
         Commercial, financial, and agricultural                $  72.5      $  49.6      $  47.1      $  54.0      $  70.2
         Real estate construction                                   9.8          7.5          7.2          7.1          4.9
         Commercial  real estate mortgage                          23.9         13.8         11.4          6.0         16.4
         Residential real estate mortgage                          21.5         23.5         27.4         32.9         33.7
         Loans to individuals                                       3.2          3.9          4.1          5.5          7.2
                                                                -------      -------      -------      -------      -------
                Total non-performing loans                        130.9         98.3         97.2        105.5        132.4
                                                                -------      -------      -------      -------      -------
Other real estate owned                                            44.6         46.5         47.7         44.0         41.2

Other repossessed assets                                           17.4         19.1         22.9         22.9         22.0
                                                                -------      -------      -------      -------      -------
                Total non-performing assets                     $ 192.9      $ 163.9      $ 167.8      $ 172.4      $ 195.6
                                                                =======      =======      =======      =======      =======
Accruing loans past due 90 days or more                         $  70.3      $  80.9      $  71.2      $  65.4      $  54.1

Ratios:
         Non-performing loans to total loans                       0.46%        0.36%        0.38%        0.43%        0.56%
         Non-performing assets to total loans
                plus other non-performing assets                   0.68         0.60         0.65         0.70         0.83
         Non-performing assets and accruing loans
                90 days or more past due to total loans
                plus other non-performing assets                   0.93         0.89         0.93         0.96         1.06
         Allowance for loan losses to non-performing loans       300.99       383.98       375.05       335.61       253.74


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

         Total securities, including those designated as held-to-maturity and available-for-sale, have increased $85.5 million since December 31, 1998. The increase includes $28.1 million in securities that were obtained through the acquisition of another financial institution during the first quarter of 1999.

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

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES                       TABLE 8

                                                   Available-for-Sale Securities
                                         --------------------------------------------------
                                             March 31, 1999           December 31, 1998
                                         ----------------------      ----------------------
                                         Amortized       Fair        Amortized       Fair
(Dollars in millions)                      Cost          Value          Cost        Value
                                         --------      --------      --------      --------
U.S. Treasury securities                 $   44.0      $   44.3      $  170.2      $  171.0
U.S. Government agency securities         1,742.9       1,735.8       1,402.9       1,404.8
Collateralized mortgage obligations
   and mortgage backed securities         1,584.3       1,590.7       1,732.3       1,735.2
Obligations of states and political
   subdivisions                             284.1         283.7         249.2         253.6
Other securities                            374.7         370.2         239.4         238.1
                                         --------      --------      --------      --------
     Total                               $4,030.0      $4,024.7      $3,794.0      $3,802.7
                                         ========      ========      ========      ========

                                                    Held-to-Maturity Securities
                                         --------------------------------------------------
                                             March 31, 1999            December 31, 1998
                                         ----------------------      ----------------------
                                         Amortized       Fair         Amortized      Fair
                                           Cost          Value          Cost         Value
                                         --------      --------      --------      --------
U.S. Treasury securities                 $   12.7      $   12.8      $    3.9      $    4.0
U.S. Government agency securities         2,333.6       2,329.9       2,129.2       2,138.6
Collateralized mortgage obligations
   and mortgage backed securities           335.3         343.2         374.4         384.2
Obligations of states and political
   subdivisions                             112.5         119.7         124.9         135.9
Other securities                             57.8          58.4         356.0         358.5
                                         --------      --------      --------      --------
     Total                               $2,851.9      $2,864.0      $2,988.4      $3,021.2
                                         ========      ========      ========      ========

 SHORT-TERM INVESTMENTS.

         Short-term investments at March 31, 1999 totaled $756.4 million, reflecting a decrease of $101.2 million from the December 31, 1998 level of $857.6 million. At March 31, 1999, short-term investments consisted of $64.7 million in federal funds sold and securities purchased under resale agreements, $0.6 million in time deposits with other banks, $560.2 million in mortgage loans in the process of being securitized and sold to third party investors and $130.9 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.

         The Company's Treasury Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position, in determining desired balances of short-term investments and alternative uses of such funds.

FUNDING.

         The Company's overall funding level is governed by current and expected asset demand and capital needs. Funding sources can be divided into four broad categories: deposits, short-term borrowings, Federal Home Loan Bank ("FHLB") advances, and long-term debt. The mixture of these funding types depends upon the Company's maturity and liquidity needs, the current rate environment, and the availability of such funds.

         The Company monitors certain ratios and liability concentrations to ensure funding levels are maintained within established policies. These policies include a maximum short-term liability to total asset ratio of 40% and a limit on funding concentrations from any one source as a percent of total assets of 20%. Various maturity limits have also been established.

         Deposits are the Company's primary source of funding. Total deposits at March 31, 1999 were $24,552.5 million, down $287.4 million or 1.2% from the December 31, 1998 level of $24,839.9 million. At March 31, 1999, total deposits included interest-bearing deposits of $21,908.5 million and other deposits of $2,644.0 million. Core deposits, defined as demand deposits and time deposits less than $100,000, totaled $20,283.8 million or 82.6% of total deposits at March 31, 1999. This compares to core deposits of $21,320.0 million or 85.8% at December 31, 1998.

         Short-term borrowings at March 31, 1999 were $7,170.3 million and included federal funds purchased of $4,429.2 million, securities sold under agreements to repurchase of $1,425.8 million and other borrowed funds of $1,315.3 million. At March 31, 1999, total short-term borrowings were 18.4% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $6,113.0 million or 17.5% of total liabilities and stockholders' equity at December 31, 1998.

         FHLB advances totaled $2,830.3 million at March 31, 1999. The current quarter end balance is up $50.0 million from the level outstanding at December 31, 1998. The Company uses FHLB advances as an alternative to wholesale certificates of deposit or other deposit programs with similar maturities. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset / liability management strategy.

         At March 31, 1999, total long-term debt was $1,150.4 million, representing a net decrease of $4.5 million from the December 31, 1998 level of $1,154.9 million. Acquisitions completed during the first three months of 1999 had no effect on long-term debt outstanding.

CAPITAL.

         The Company continually monitors current and projected capital adequacy positions of both the Company and its subsidiary bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company's growth objectives, and a return to stockholders in the form of dividends.

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

         The March 31, 1999 Tier 1 and Total capital to risk weighted assets were 6.67% and 10.67%, respectively, compared to the December 31, 1998 ratios of 6.58% and 10.60%.

CAPITAL RATIOS                                                          TABLE 9
(DOLLARS IN MILLIONS)

                                                 1999                              1998
                                             -----------   ---------------------------------------------------
                                                Mar 31        Dec 31       Sept 30      Jun 30        Mar 31
                                             -----------   -----------   ----------   ----------    ----------
Tier 1 capital:
   Stockholders' equity                      $  2,797.4    $  2,738.3    $ 2,660.1    $  2,576.8    $  2,485.8
   Intangible assets other than                  (555.1)
        servicing rights                                       (549.7)      (557.0)       (268.7)       (278.9)
   Unrealized (gain)/loss on
        available-for-sale securities               6.1          (5.5)       (17.0)         (6.9)         (9.3)
                                             -----------   -----------   ----------   ----------    ----------
        Total Tier 1 capital                    2,248.4       2,183.1      2,086.1       2,301.2       2,197.6
                                             -----------   -----------   ----------   ----------    ----------

Tier 2 capital:
   Allowable reserve for loan losses              394.1         377.5        364.4         354.1         336.0
   Allowable long-term debt                       955.0         955.0        955.0         990.0         990.0
                                             -----------   -----------   ----------   ----------    ----------
        Total Tier 2 capital                    1,349.1       1,332.5      1,319.4       1,344.1       1,326.0
                                             -----------   -----------   ----------   ----------    ----------
        Total  risk-based capital            $  3,597.5    $  3,515.6    $ 3,405.5    $  3,645.3    $  3,523.6
                                             ===========   ===========   ==========   ==========    ==========
Risk-weighted assets                         $ 33,722.3    $ 33,157.7    $30,785.1    $ 29,165.4    $ 26,978.3
Risk-based ratios:
   Tier 1 capital                                  6.67 %        6.58 %       6.78 %        7.89 %        8.15 %
   Total capital                                  10.67         10.60        11.06         12.50         13.06
Leverage ratio                                     5.99          6.10         6.08          6.93          7.01

COMMITMENTS.

         The Company's subsidiary bank had standby letters of credit outstanding of approximately $764.8 million at March 31, 1999 and $724.7 million at December 31, 1998.

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $10,433.6 million at March 31, 1999 and $10,897.0 million at December 31, 1998. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's mortgage banking subsidiary had outstanding commitments to sell mortgage loans and mortgage-backed securities of approximately $463.7 million at March 31, 1999 and $400.2 million at December 31, 1998.

         Policies as to collateral and assumption of credit risk for off-balance sheet commitments are essentially the same as those for extension of credit to its customers.

         Presently the Company has no commitments for significant capital expenditures.

INTEREST RATE RISK MANAGEMENT.

         The Company's primary market risk is its exposure to interest rate changes. This risk has not changed materially since December 31, 1998. Interest rate risk management strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. It is through these strategies that the Company seeks to manage the maturity and repricing characteristics of its balance sheet.

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

INTEREST RATE SWAPS                                                     TABLE 10
March 31, 1999
(Dollars in millions)


                                                    Average
                                                  Maturity In      Average Rate       Average Rate
               Notional Value      Fair Value        Months            Paid             Received
               --------------      ----------     -----------      -----------        ------------
Gain position        $900.0            $ 43.5          75.8             5.17%              6.81%

Loss position            --                --            --               --                 --
                     ------            ------

   Total             $900.0            $ 43.5
                     ======            ======

         In addition, the Company uses forward contracts to hedge commercial mortgage loans held for sale. Changes in fair value of these forward contracts are not included in the results of operations until the underlying instrument is sold. There were no forward contracts outstanding at March 31, 1999.

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

                            PART II-OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         Pursuant to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 2000 annual meeting of stockholders does not notify the Company of such proposal on or prior to January 29, 2000, then the Board of Directors' proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 2000 proxy statement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits
         *        3(a)-             Composite Restated Certificate of Incorporation of SouthTrust
                                    Corporation which was filed as Exhibit 3 to SouthTrust Corporation's
                                    Registration Statement on Form S-3 (Registration No. 333-34947).

         *        3(b)              Composite Restated Bylaws of SouthTrust Corporation which was filed as Exhibit 4(e) to the Registration Statement on Form S-4 of
                                    SouthTrust Corporation (Registration No. 33-61557).

         *        4(a)-             Articles FOURTH, SIXTH, SEVENTH, and ELEVENTH of the
                                    Restated Certificate of Incorporation of SouthTrust Corporation
                                    (included at Exhibit 3)

         *        4(b)-             Certificate of Designation on Preferences and Rights of Series
                                    1999 Junior Participating Preferred Stock, adopted December 16,
                                    1998, which was filed as Exhibit A to Exhibit 1 to SouthTrust
                                    Corporation's Registration Statement on Form 8-A
                                    (File No.1-3613)

         *        4(c)-             Stockholders' Rights Agreement, dated as of January 12, 1999 and effective as of the close of business on February 22, 1999, between
                                    SouthTrust Corporation and Chase Mellon Shareholder Services,
                                    L.L.C.,  Rights Agent, which was filed as Exhibit 1 to SouthTrust
                                    Corporation's Registration Statement on Form 8-A
                                    (File No. 1-3613).

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

         *        4(g)(ii)-         Form of Subordinated Indenture which was filed as Exhibit 4(b)(ii)
                                    to the Registration Statement on Form S-3 of SouthTrust Corporation
                                    (Registration No. 33-52717).

                  27-               Financial Data Schedule (for SEC use only)

                  * Incorporated herein by reference

         (b)      Reports on Form 8-K filed in the first quarter of 1999: None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SOUTHTRUST CORPORATION

Date: May 12, 1999                        /s/ WALLACE D. MALONE, JR.
      ---------------------------          -----------------------------------
                                           Wallace D. Malone, Jr.
                                           Chairman and Chief
                                           Executive Officer



Date: May 12, 1999                         /s/ ALTON E. YOTHER
      ---------------------------          -----------------------------------
                                           Alton E. Yother
                                           Secretary, Treasurer and
                                           Controller