Form 10-Q
period 1999-06-30
SOUTHTRUST CORP
filed 1999-08-16
CIK 92081

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999
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

Yes  [X]     No  [ ]

At June 30, 1999, 167,476,440 shares of the Registrant's Common Stock, $2.50 par value were outstanding.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement Description                                                                Page No.
Consolidated Condensed Balance Sheets
         June 30, 1999, December 31, 1998,
          and June 30, 1998                                                             3

Consolidated Condensed Statements of Income
         Three months ended June 30, 1999 and 1998
         Six months ended June 30, 1999 and 1998                                        4

Consolidated Condensed Statements of Stockholders' Equity
         Six months ended June 30, 1999 and 1998                                        5

Consolidated Condensed Statements of Cash Flows
         Six months ended June 30, 1999 and 1998                                        6


         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three and six month periods ended June 30, 1999 and 1998. Results of operations for the interim 1999 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The Management's Discussion and Analysis of the registrant is included on Pages 13-33.

                             SOUTHTRUST CORPORATION
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                            June 30           December 31          June 30
                                                         ------------        ------------        ------------
(Dollars in thousands)                                       1999                1998                1998
                                                         ------------        ------------        ------------
ASSETS
  Cash and due from banks                                $    968,438        $    970,778        $  1,145,076
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                 215,525              76,275              14,250
    Interest-bearing deposits in other banks                      388                 506                 444
    Trading securities                                        113,729              73,215              72,711
    Loans held for sale                                       307,335             707,586             656,497
                                                         ------------        ------------        ------------
         Total short-term investments                         636,977             857,582             743,902
  Available-for-sale securities                             4,322,528           3,802,718           3,398,773
  Held-to-maturity securities(1)                            2,801,018           2,988,428           3,025,988
  Loans                                                    29,412,218          27,526,597          24,825,063
  Less:
    Unearned income                                           233,811             209,091             170,947
    Allowance for loan losses                                 405,513             377,525             354,076
                                                         ------------        ------------        ------------
         Net loans                                         28,772,894          26,939,981          24,300,040
  Premises and equipment, net                                 694,978             690,852             660,245
  Due from customers on acceptances                            19,131              28,965              11,125
  Goodwill and core deposit intangibles                       544,521             549,689             268,699
  Mortgage servicing rights and related intangibles            74,679              61,601              50,920
  Bank owned life insurance                                   735,942             715,175             520,418
  Other assets                                                495,400             528,005             542,751
                                                         ------------        ------------        ------------
         Total assets                                    $ 40,066,506        $ 38,133,774        $ 34,667,937
                                                         ============        ============        ============

LIABILITIES
  Deposits:
    Interest-bearing                                     $ 23,572,926        $ 22,065,653        $ 18,649,227
    Other                                                   2,723,742           2,774,239           2,501,619
                                                         ------------        ------------        ------------
         Total deposits                                    26,296,668          24,839,892          21,150,846
  Federal funds purchased and securities sold
    under agreements to repurchase                          5,315,282           5,200,026           5,299,166
  Other short-term borrowings                               1,265,627             913,002           1,176,999
  Bank acceptances outstanding                                 19,131              28,965              11,125
  Federal Home Loan Bank advances                           2,855,332           2,780,340           2,742,347
  Long-term debt                                            1,075,546           1,154,937           1,205,366
  Other liabilities                                           409,389             478,346             505,298
                                                         ------------        ------------        ------------
         Total liabilities                                 37,236,975          35,395,508          32,091,147
STOCKHOLDERS' EQUITY
    Common stock, par value $2.50 a share(2)                  421,238             420,569             414,225
    Capital surplus                                           740,198             733,577             714,493
    Retained earnings                                       1,731,146           1,590,686           1,453,195
    Accumulated other non-owner changes in equity             (50,859)              5,530               6,902
    Treasury stock, at cost(3)                                (12,192)            (12,096)            (12,025)
                                                         ------------        ------------        ------------
         Total stockholders' equity                         2,829,531           2,738,266           2,576,790
                                                         ------------        ------------        ------------
         Total liabilities and stockholders' equity      $ 40,066,506        $ 38,133,774        $ 34,667,937
                                                         ============        ============        ============
(1) Held-to-maturity securities-fair value               $  2,747,654        $  3,021,199        $  3,056,936
(2) Common shares authorized                              500,000,000         500,000,000         500,000,000
      Common shares issued                                168,495,041         168,227,453         165,689,840
(3) Treasury shares of common stock                         1,018,601           1,016,159           1,014,240

                             SOUTHTRUST CORPORATION
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                              Three Months Ended              Six Months Ended
                                                                   June 30                         June 30
                                                         --------------------------      --------------------------
(In thousands, except per share data)                       1999             1998           1999            1998
                                                         --------------------------      --------------------------
Interest income
  Loans, including fees                                  $ 574,527        $ 516,789      $1,127,695      $1,009,504
  Available-for-sale securities                             64,824           54,668         123,188         103,077
  Held-to-maturity securities                               45,373           51,184          93,740          97,225
  Short-term investments                                    10,564           13,303          21,432          23,600
                                                         --------------------------      --------------------------
      Total interest income                                695,288          635,944       1,366,055       1,233,406
                                                         --------------------------      --------------------------

Interest expense
  Deposits                                                 225,136          208,228         446,283         412,439
  Short-term borrowings                                     80,796           82,022         160,492         145,129
  Federal Home Loan Bank advances                           36,093           36,537          71,687          73,180
  Long-term debt                                            16,468           19,087          34,294          39,238
                                                         --------------------------      --------------------------
      Total interest expense                               358,493          345,874         712,756         669,986
                                                         --------------------------      --------------------------

      Net interest income                                  336,795          290,070         653,299         563,420
Provision for loan losses                                   31,776           25,481          62,138          43,336
                                                         --------------------------      --------------------------
        Net interest income after
          provision for loan losses                        305,019          264,589         591,161         520,084

Non-interest income
  Service charges on deposit accounts                       49,152           39,723          95,643          76,245
  Mortgage banking operations                               11,450           11,012          26,669          19,936
  Bank card fees                                             7,302            6,760          14,921          12,976
  Trust fees                                                 7,517            6,910          15,068          13,765
  Other fees                                                12,992            8,882          25,118          17,484
  Bank owned life insurance                                  9,675            7,003          19,271          13,885
  Gains on trading securities, net                           4,143            4,274           9,423           7,911
  Gains on loans held-for-sale, net                          3,623            4,851           8,075          11,785
  Gains on available-for-sale securities, net                 (296)           1,058             238           3,210
  Other                                                      1,432            2,672           3,628           4,066
                                                         --------------------------      --------------------------
      Total non-interest income                            106,990           93,145         218,054         181,263
                                                         --------------------------      --------------------------

Non-interest expense
  Salaries and employee benefits                           133,704          121,466         267,958         238,089
  Net occupancy                                             19,890           17,894          39,482          33,703
  Equipment                                                 16,468           14,761          31,966          28,313
  Professional services                                     17,652           15,024          32,731          27,857
  Communications                                            13,141           11,548          25,363          22,413
  Business development                                       7,732            9,038          15,351          17,130
  Supplies                                                   5,882            7,573          12,170          14,714
  Other                                                     34,417           25,609          66,508          53,200
                                                         --------------------------      --------------------------
      Total non-interest expense                           248,886          222,913         491,529         435,419
                                                         --------------------------      --------------------------
Income before income taxes                                 163,123          134,821         317,686         265,928
Income tax expense                                          53,437           45,329         103,476          89,984
                                                         --------------------------      --------------------------
        Net income                                       $ 109,686        $  89,492      $  214,210       $ 175,944
                                                         ==========================      ==========================

Average shares outstanding - basic (in thousands)          167,439          161,180         167,355         159,785
Average shares outstanding - diluted (in thousands)        168,746          162,712         168,667         161,363
Net income per share - basic                             $    0.66        $    0.56      $     1.28       $    1.10
Net income per share - diluted                                0.65             0.55            1.27            1.09
Dividends declared per share                                  0.22             0.19            0.44            0.38

                             SOUTHTRUST CORPORATION
            Consolidated Condensed Statements of Stockholders' Equity
                                   (Unaudited)


                                                                                          Accumulated
                                                                                           Other Non-
                                                       Common      Capital     Retained   Owner Changes Treasury
(Dollars in thousands)                                  Stock      Surplus     Earnings     In Equity     Stock         Total
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                             $386,626   $486,166   $ 1,321,586    $ 11,176    $(10,913)   $ 2,194,641

     Net Income                                               0          0       175,944           0           0        175,944
     Unrealized loss on available-for-sale
        securities, net of tax of $2,664(*)                   0          0             0      (4,274)          0         (4,274)
                                                                                                                    ------------
     Comprehensive Income                                                                                               $171,670
                                                                                                                    ============
Dividends Declared ($.38 per share)                           0          0       (61,434)          0           0        (61,434)
Issuance of 394,445 shares of Common Stock
   for stock options exercised                              986      3,749             0           0           0          4,735
Issuance of 78,233 shares of Common Stock
   for dividend reinvestment and stock purchase plan        196      3,077             0           0           0          3,273
Issuance of 25,787 shares of Common Stock
   under employee discounted stock purchase plan             65        713             0           0           0            778
Issuance of 6,547,500 shares of Common Stock
   in offering                                           16,369    216,804             0           0           0        233,173
Issuance of 3,930,282 shares of Common Stock
   for acquisitions accounted for as
   poolings-of-interest                                   9,826      2,413        17,099           0           0         29,338
Issuance of 26,846 shares of Common Stock under
   long-term incentive plan                                 157      1,571             0           0           0          1,728
Purchase of 27,300 shares of treasury stock
   for exercises of stock options                             0          0             0           0      (1,112)        (1,112)
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                               $414,225   $714,493   $ 1,453,195    $  6,902    $(12,025)   $ 2,576,790
================================================================================================================================
Balance at January 1, 1999                             $420,569   $733,577   $ 1,590,686    $  5,530    $(12,096)   $ 2,738,266

     Net Income                                               0          0       214,210           0           0        214,210
     Unrealized loss on available-for-sale
        securities, net of tax of $33,214(*)                  0          0             0     (56,389)          0        (56,389)
                                                                                                                    ------------
     Comprehensive Income                                                                                              $157,821
                                                                                                                    ============
Dividends Declared ($.44 per share)                           0          0       (73,750)          0           0        (73,750)
Issuance of 107,977 shares of Common Stock
   for stock options exercised                              270      1,968             0           0           0          2,238
Issuance of 86,491 shares of Common Stock
   for dividend reinvestment and stock
   purchase plan                                            216      2,913             0           0           0          3,129
Issuance of 25,869 shares of Common Stock
   under employee discounted stock
   purchase plan                                             65        718             0           0           0            783
Issuance of 47,251 shares of Common Stock under
     long-term incentive plan                               118      1,022             0           0           0          1,140
Purchase of 2,442 shares of treasury stock
   for exercises of stock options                             0          0             0           0         (96)           (96)
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30,1999                                $421,238   $740,198   $ 1,731,146    $(50,859)   $(12,192)   $ 2,829,531
================================================================================================================================

(*)See disclosure of reclassification amount in Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                       Six Months Ended
                                                                           June 30
                                                                -----------------------------
(In thousands)                                                      1999              1998
                                                                -----------       -----------
OPERATING ACTIVITIES
  Net income                                                    $   214,210       $   175,944
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                    62,138            43,336
      Depreciation of premises and equipment                         27,197            23,793
      Amortization of intangibles                                    26,289            17,852
      Amortization of security premium                                1,152               899
      Accretion of security discount                                 (3,219)           (2,622)
      Deferred income tax (benefit)                                  (4,542)              749
      Increase in value of bank owned life insurance                (19,271)          (13,885)
   Net gain on trading securities                                    (9,423)           (7,911)
   Net gain on loans held for sale                                   (8,075)          (11,785)
   Net gain on available-for-sale securities                           (238)           (3,210)
   Origination and purchase of loans held for sale               (1,667,137)       (1,735,998)
   Proceeds from loans held for sale                              1,763,509         1,495,123
   Net increase in trading securities                               (31,090)           (6,050)
   Net decrease in other assets                                      19,069            31,519
   Net increase (decrease) in other liabilities                     (85,454)           13,766
                                                                -----------       -----------
       Net cash provided by operating activities                    285,115            21,520
INVESTING ACTIVITIES
  Proceeds from maturities of:
     Held-to-maturity securities                                  1,176,598         1,012,852
     Available-for-sale securities                                  653,984           510,217
  Proceeds from sales of:
     Available-for-sale securities                                  199,694           128,341
  Purchases of:
     Held-to-maturity securities                                   (987,595)       (1,226,777)
     Available-for-sale securities                               (1,401,020)       (1,000,279)
     Premises and equipment                                         (29,564)          (53,323)
  Net (increase) decrease in:
     Short-term investments                                        (135,942)           54,709
     Loans                                                       (1,479,929)       (1,149,984)
  Purchase of subsidiaries, net of cash acquired                    (19,807)         (210,989)
                                                                -----------       -----------
     Net cash used in investing activities                       (2,023,581)       (1,935,233)
FINANCING ACTIVITIES
  Proceeds from issuance of:
     Common Stock                                                     7,290           273,023
     Federal Home Loan Bank advances                                350,007           200,000
     Long-term debt                                                     145           200,000
  Payments for:
     Repurchase of Common Stock                                         (96)           (1,112)
     Federal Home Loan Bank advances                               (275,015)         (240,007)
     Long-term debt                                                 (79,536)         (101,077)
     Cash dividends                                                 (68,103)          (56,091)
  Net increase in:
     Deposits                                                     1,333,553           281,233
     Short-term borrowings                                          467,881         1,624,935
                                                                -----------       -----------
     Net cash provided by financing activities                    1,736,126         2,180,904
                                                                -----------       -----------
  INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                     (2,340)          267,191
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                      970,778           877,885
                                                                -----------       -----------
  CASH AND DUE FROM BANKS AT END OF PERIOD                      $   968,438       $ 1,145,076
                                                                ===========       ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair values of derivatives will depend on their designation.

         In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This Statement amends the effective date of SFAS No. 133, which will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

         A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                 Three months ended June 30, 1999       Three months ended June 30, 1998
                                 --------------------------------       --------------------------------
                                                  (In thousands, except per share data)
                                             Dilutive                              Dilutive
                                              Effect                                Effect
                                            of Options                            of Options
                                  Basic       Issued      Diluted        Basic       Issued      Diluted
                                --------      ------     --------      --------      ------     --------
Net Income                      $109,686          --     $109,686      $ 89,492         --      $ 89,492
Shares available to common
     shareholders                167,439       1,307      168,746       161,180      1,532       162,712
                                --------       -----     --------      --------      -----      --------
Earnings per share              $   0.66          --     $   0.65      $   0.56         --      $   0.55
                                ========       =====     ========      ========      =====      ========


                                  Six months ended June 30, 1999          Six months ended June 30, 1998
                                  ------------------------------          ------------------------------
                                                  (In thousands, except per share data)
                                             Dilutive                              Dilutive
                                              Effect                                Effect
                                            of Options                            of Options
                                  Basic       Issued      Diluted        Basic       Issued      Diluted
                                --------      ------     --------      --------      ------     --------
Net Income                      $214,210         --      $214,210      $175,944         --      $175,944
Shares available to common
     shareholders                167,355      1,312       168,667       159,785      1,578       161,363
                                --------      -----      --------      --------      -----      --------
Earnings per share              $   1.28         --      $   1.27      $   1.10         --      $   1.09
                                ========      =====      ========      ========      =====      ========

Note C- Supplemental Cash Flow Information

         The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1999 and 1998:

                                                              Six Months Ended
                                                                   June 30
                                                             1999            1998
                                                         ----------      ----------
                                                               (In thousands)
Cash paid during period for:
  Interest                                               $  736,459      $  646,245
  Income taxes                                              104,780          88,180
Noncash transactions:
  Assets acquired in business combinations                  132,520       1,580,974
  Liabilities assumed in business combinations              124,239       1,395,152
  Common Stock issued in business combinations                    0          29,337
  Loans transferred to other real estate                     13,357          18,655
  Loans securitized into mortgage-backed securities       1,002,460         887,592
  Financed sales of foreclosed property                      15,097          18,140


Note D- Comprehensive Income

         Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income is displayed in the Consolidated Condensed Statements of Stockholders' Equity.

         In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. Comprehensive income for the three and six month periods ending June 30, 1999 and 1998 is as follows:


(In thousands)

                                                    Three Months Ended              Six Months Ended
                                                          June 30                        June 30
                                                    1999            1998           1999            1998
                                                 ---------       --------       ---------       ---------
Net income                                       $ 109,686       $ 89,492       $ 214,210       $ 175,944

Unrealized holding losses arising
during the period, net of tax                      (44,961)        (1,399)        (56,241)         (1,064)

Less: reclassification adjustment for gains
(losses) included in net income,
net of tax                                            (183)         1,040             148           3,210
                                                 ---------       --------       ---------       ---------

Unrealized loss on available-for-sale
     securities, net of tax(*)                     (44,778)        (2,439)        (56,389)         (4,274)
                                                 ---------       --------       ---------       ---------

Comprehensive income                             $  64,908       $ 87,053       $ 157,821       $ 171,670
                                                 =========       ========       =========       =========

(*) Tax effect                                   $  30,756       $  2,014       $  33,214       $   2,664

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

         The following tables present the Company's business segment information for the three and six month periods ended June 30, 1999:

                                               Three Months Ended June 30, 1999
                             ------------------------------------------------------------------
                             Commercial  Regional     Funds              Reconciling     Total
                              Banking    Banking   Management    Other      Items       Company
                              -------    -------   ----------    -----      -----       -------
                                                        (In millions)
Net Interest Margin (FTE)      $60.7      $251.0      $26.1      $ 4.4      $(1.7)      $340.5
Provision for Loan Losses        3.6        19.6        0.0        0.0        8.6         31.8
Non-Interest Income              3.2        82.0        0.2       14.5        7.1        107.0
Non-Interest Expense            11.3       192.0        0.6       14.3       30.7        248.9
                               -----      ------      -----      -----      ------      ------
     Income before income
       taxes                    49.0       121.4       25.7        4.6      (33.9)       166.8
Income tax expense (FTE)         0.0         0.0        0.0        0.0       57.1         57.1
                               -----      ------      -----      -----      ------      ------

     Net Income                $49.0      $121.4      $25.7      $ 4.6      $(91.0)     $109.7
                               =====      ======      =====      =====      ======      ======

                                                            Six Months Ended June 30, 1999
                               ---------------------------------------------------------------------------------
                               Commercial     Regional        Funds                    Reconciling        Total
                                Banking       Banking      Management       Other         Items          Company
                                -------       -------      ----------       -----         -----          -------
                                                                 (In millions)
Net Interest Margin (FTE)      $  117.9      $   504.5      $   49.6      $    7.5      $  (18.7)      $   660.8
Provision for Loan Losses           6.3           29.6           0.0           0.0          26.3            62.2
Non-Interest Income                 7.4          163.3           0.3          28.8          18.3           218.1
Non-Interest Expense               23.3          374.2           1.1          26.9          66.0           491.5
                               --------      ---------      --------      --------      --------       ---------
     Income before income
       taxes                       95.7          264.0          48.8           9.4         (92.7)          325.2
Income tax expense (FTE)            0.0            0.0           0.0           0.0         111.0           111.0
                               --------      ---------      --------      --------      --------       ---------
     Net Income                $   95.7      $   264.0      $   48.8      $    9.4      $ (203.7)      $   214.2
                               ========      =========      ========      ========      ========       =========
Ending Assets                  $9,175.2      $21,543.7      $6,216.1      $1,438.6      $1,692.9       $40,066.5
                               ========      =========      ========      ========      ========       =========

Following are reconciliations of reportable segment totals to the consolidated Company totals:

         Net interest margin for reportable segments totaled $338.8 million and $642.1 million for the three and six months ended June 30, 1999, respectively. The amounts necessary to reconcile that total to the consolidated net interest margin of $340.5 million and $660.8 million, respectively are amounts attributable to transfer pricing.

                                                          Three Months         Six Months
                                                         Ended June 30,      Ended June 30,
                                                              1999               1999
                                                         --------------      --------------
Non-Interest Income:
    Total Non-Interest Income for reportable segments       $  99.9          $   199.8
    Bank owned life insurance                                   9.7               19.3
    Affiliate service fees                                      3.2                6.5
    Securities gains                                           (0.3)               0.2
    Other                                                       0.6                3.9
    Eliminations                                               (6.1)             (11.6)
                                                            -------          ---------
    Consolidated Non-Interest Income                        $ 107.0          $   218.1
                                                            =======          =========

Non-Interest Expense:
    Total Non-Interest Expense for reportable segments      $ 218.2          $   425.5
    Salaries and benefits                                      32.2               63.6
    Premises and equipment                                      5.7               11.2
    Communications                                              5.2               11.5
    Professional services                                       7.2               13.9
    Intangible amortization                                    15.0               26.3
    Allocated data processing                                 (27.0)             (54.3)
    Other                                                      (1.6)               5.4
    Eliminations                                               (6.0)             (11.6)
                                                            -------          ---------
    Consolidated Non-Interest Expense                       $ 248.9          $   491.5
                                                            =======          =========

Total Assets:
    Total Assets for reportable segments                                     $38,373.6
    Goodwill and core deposit intangibles                                        544.5
    Bank owned life insurance                                                    735.9
    Loans                                                                      1,098.1
    Other                                                                        496.2
    Eliminations                                                              (1,181.8)
                                                                             ---------
    Consolidated Total Assets                                                $40,066.5
                                                                             =========


Comparable information related to the three and six month periods ended June 30, 1998 is not presented because it is not available.

Note F- Business Combinations

         During the first six months of 1999, the Company completed the following acquisition:

(In millions)
  Date                  Institution                     Assets       Loans      Deposits        Location
--------       ----------------------------------       ------       -----      -------       --------------
March 12       LCNB Bancorporation, Inc. ("LCNB")       $132.6       $94.9       $123.2       Houston, Texas


         Consideration for this acquisition was approximately $24.5 million in cash. Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Condensed Financial Statements.

         On July 30, 1999, the Company completed the acquisition of Navigation Bank in Houston, Texas for 481,759 shares of SouthTrust Corporation common stock with a total market value at the time of issuance of $17.7 million. This acquisition added approximately $79.9 million of assets, $54.4 million of loans, and $72.9 million of deposits.

         On August 13, 1999, the Company completed the acquisition of First of Groves Corporation in Groves, Texas for a purchase price of $89.0 million in cash. This acquisition added approximately $493.6 million of assets, $248.4 million of loans, and $456.3 million of deposits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS

         SouthTrust Corporation is a registered bank holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, engaging in a full range of banking services from 605 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of June 30, 1999, the Company had consolidated total assets of $40.1 billion which ranked it as the largest bank holding company headquartered in Alabama, and one of the 20 largest bank holding companies in the United States.

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

SELECTED QUARTERLY FINANCIAL DATA                                        TABLE 1
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                  Quarters Ended
                                                  -------------------------------------------------------------------------------
                                                               1999                                      1998
                                                  ---------------------------        --------------------------------------------
                                                    Jun 30            Mar 31           Dec 31           Sept 30           Jun 30
                                                  ---------         ---------        ---------        ---------         ---------
EARNINGS SUMMARY:
   Interest income                                $   695.3         $   670.8        $   668.0        $   656.0         $   635.9
   Interest expense                                   358.5             354.3            357.1            359.2             345.8
                                                  ---------         ---------        ---------        ---------         ---------
   Net interest income                                336.8             316.5            310.9            296.8             290.1
   Provision for loan losses                           31.8              30.4             29.4             22.0              25.5
                                                  ---------         ---------        ---------        ---------         ---------
   Net interest income after
       provision for loan losses                      305.0             286.1            281.5            274.8             264.6
   Non-interest income (excluding
       securities transactions)                        99.6             100.8             96.0             92.4              82.9
   Gains on trading securities, net                     4.1               5.3              4.4              4.1               4.3
   Gains on loans held for sale, net                    3.6               4.5              3.3              3.3               4.9
   Gains on available-for-sale securities, net         (0.3)              0.5              1.5             (0.4)              1.0
   Non-interest expense                               248.9             242.6            242.2            236.8             222.9
                                                  ---------         ---------        ---------        ---------         ---------
   Income before income taxes                         163.1             154.6            144.5            137.4             134.8
   Income taxes                                        53.4              50.1             46.5             42.7              45.3
                                                  ---------         ---------        ---------        ---------         ---------
   Net income                                     $   109.7         $   104.5        $    98.0        $    94.7         $    89.5
                                                  =========         =========        =========        =========         =========

PER COMMON SHARE:
   Net income - basic                             $    0.66         $    0.62        $    0.59        $    0.57         $    0.56
   Net income- diluted                                 0.65              0.62             0.59             0.57              0.55
   Cash dividends declared                             0.22              0.22             0.19             0.19              0.19
   Book value                                         16.90             16.72            16.38            16.10             15.65
   Market value-high                                 42.875            42.375           39.000           45.375            45.000
   Market value-low                                  36.000            35.375           24.875           30.688            39.250

ENDING BALANCES:
   Loans, net of unearned income                  $29,178.4         $28,261.8        $27,317.5        $25,657.3         $24,654.1
   Total assets                                    40,066.5          39,016.1         38,133.8         35,545.2          34,667.9
   Deposits                                        26,296.7          24,552.5         24,839.9         24,207.8          21,150.8
   Federal Home Loan Bank advances                  2,855.3           2,830.3          2,780.3          2,787.3           2,742.3
   Long-term debt                                   1,075.5           1,150.4          1,154.9          1,155.0           1,205.4
   Stockholders' equity                             2,829.5           2,797.4          2,738.3          2,660.1           2,576.8
   Common shares - basic (in thousands)             167,476           167,325          167,211          165,246           164,676

AVERAGE BALANCES:
   Loans, net of unearned income                  $28,532.3         $27,762.0        $26,346.5        $25,001.3         $23,972.0
   Earning assets                                  35,849.4          35,051.4         33,310.8         31,984.1          31,053.7
   Total assets                                    38,951.2          38,116.8         36,364.2         34,879.0          33,493.3
   Deposits                                        24,995.9          24,139.9         24,244.6         23,457.8          20,532.2
   Stockholders' equity                             2,798.8           2,753.4          2,688.4          2,606.6           2,507.7
   Common shares - basic (in thousands)             167,439           167,270          166,248          165,016           161,180
   Common shares - diluted (in thousands)           168,746           168,587          167,409          166,366           162,712

SELECTED RATIOS:
   Return on average total assets                      1.13%             1.11%            1.07%            1.08%             1.07%
   Return on average stockholders' equity             15.72             15.40            14.46            14.41             14.31
   Net interest margin (FTE)                           3.81              3.71             3.74             3.71              3.78
   Average equity to average assets                    7.19              7.22             7.39             7.47              7.49
   Non-interest expense as a percent
       of average total assets                         2.56              2.58             2.64             2.69              2.67
   Efficiency ratio                                   55.58             56.32            58.02            59.39             57.99

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND                        TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID
(DOLLARS IN MILLIONS; YIELDS ON TAXABLE EQUIVALENT BASIS)

                                                                                 Quarters Ended
                                                   -----------------------------------------------------------------------
                                                                 June 30, 1999                      March 31, 1999
                                                   -----------------------------------     -------------------------------
                                                                                 (1)                                 (1)
                                                    Average                     Yield/      Average                 Yield/
                                                    Balance        Interest      Rate       Balance     Interest     Rate
                                                   -----------------------------------     -------------------------------
ASSETS
Loans, net of unearned
   income(2)                                       $28,532.3      $   575.1      8.09%     $27,762.0     $553.8      8.09%
Available-for-sale securities:
   Taxable                                           3,737.0           60.8      6.48        3,506.7       54.6      6.30
   Non-taxable                                         329.3            6.3      7.60          316.1        5.9      7.72
Held-to-maturity securities:
   Taxable                                           2,549.8           43.6      6.85        2,685.8       46.2      6.98
   Non-taxable                                         101.7            2.6     10.45          116.8        3.2     11.01
Short-term investments                                 599.3           10.6      7.07          664.0       10.8      6.64
                                                   ----------------------------------      ------------------------------
     Total interest-earning assets                  35,849.4      $   699.0      7.81       35,051.4     $674.5      7.80
Allowance for loan losses                             (397.0)                                 (378.1)
Other assets                                         3,498.8                                 3,443.5
                                                   ----------------------------------      ------------------------------
     Total assets                                  $38,951.2                               $38,116.8
                                                   ==================================      ==============================

Liabilities
Interest-bearing deposits                          $22,322.6      $   225.1      4.05%     $21,515.2     $221.1      4.17%
Short-term borrowings                                6,728.1           80.8      4.82        6,775.9       79.7      4.77
Federal Home Loan Bank advances                      2,827.6           36.1      5.12        2,783.7       35.6      5.19
Long-term debt                                       1,118.4           16.5      5.91        1,158.9       17.8      6.24
                                                   ----------------------------------      ------------------------------
     Total interest-bearing liabilities             32,996.7          358.5      4.36       32,233.7      354.2      4.46
Demand deposits non-interest bearing                 2,673.3                                 2,624.7
Other liabilities                                      482.4                                   505.0
Total liabilities                                   36,152.4                                35,363.4
Stockholders' Equity                                 2,798.8                                 2,753.4
                                                   ----------------------------------      ------------------------------
     Total liabilities and stockholders' equity    $38,951.2                               $38,116.8
Net interest income                                                $   340.5                          $   320.3
                                                   ----------------------------------      ------------------------------
Net interest margin                                                              3.81%                               3.71%
                                                   ==================================      ==============================
Net interest spread                                                              3.45%                               3.34%
                                                   ==================================      ==============================

(1) Yields were calculated using the average amortized cost of the underlying assets. All yields and rates are presented on an annualized basis.
(2) Included in interest are net loan fees of $17.4 million, $16.4 million, $18.9 million, $15.9 million, and $16.6 million for the quarters ended June 30, 1999, March 31, 1999, December 31, 1998, September 30, 1998, June 30,
     1998, and respectively. The averages include loans on which the accrual of interest has been discontinued. Income on certain non-accrual loans is recognized on a cash-basis.

                                                                         TABLE 2



                                          Quarters Ended
----------------------------      -----------------------------      -----------------------------
       December 31, 1998                  September 30, 1998                    June 30, 1998
----------------------------      -----------------------------      -----------------------------
                         (1)                                (1)                                (1)
Average               Yield/       Average               Yield/      Average                Yield/
Balance    Interest     Rate       Balance     Interest    Rate      Balance    Interest      Rate
----------------------------      -----------------------------      -----------------------------
$26,346.5   $555.2      8.36%     $25,001.3    $539.2      8.56%     $23,972.0    $517.4      8.66%

  3,251.6     51.1      6.25        3,245.1      52.0      6.39        3,347.9      54.1      6.51
    268.7      3.2      4.85          122.3       1.6      5.30           63.9       0.8      5.77

  2,521.2     43.7      6.88        2,654.1      46.4      6.93        2,780.5      48.6      7.01
    131.5      3.7     11.11          148.3       4.0     10.74          153.4       3.9     10.36
    791.3     14.0      7.00          813.0      15.0      7.30          736.0      13.3      7.25
----------------------------      -----------------------------      -----------------------------
 33,310.8   $670.9      7.99       31,984.1    $658.2      8.17       31,053.7    $638.1      8.25
   (369.3)                           (359.8)                            (342.8)
  3,422.7                           3,254.7                            2,782.4
----------------------------      -----------------------------      -----------------------------
$36,364.2                         $34,879.0                          $33,493.3
============================      =============================      =============================
$21,703.6   $241.3      4.41%     $21,058.1    $244.2      4.60%     $18,296.5    $208.2      4.56%
  4,964.4     60.7      4.85        4,310.1      59.2      5.45        5,950.6      82.0      5.53
  2,781.1     36.8      5.25        2,748.9      36.7      5.30        2,759.7      36.5      5.31
  1,154.9     18.3      6.29        1,197.5      19.1      6.33        1,205.7      19.1      6.35
----------------------------      -----------------------------      -----------------------------
 30,604.0    357.1      4.63       29,314.6     359.2      4.86       28,212.5     345.8      4.92
  2,541.1                           2,399.7                            2,235.7
    530.7                             558.1                              537.4
 33,675.8                          32,272.4                           30,985.6
  2,688.4                           2,606.6                            2,507.7
----------------------------      -----------------------------      -----------------------------
$36,364.2                         $34,879.0                          $33,493.3
============================      =============================      =============================
            $313.8                             $299.0                             $292.3
============================      =============================      =============================
                        3.74%                              3.71%                              3.78%
============================      =============================      =============================
                        3.36%                              3.31%                              3.33%
============================      =============================      =============================

NET INTEREST INCOME/MARGIN.

         The Company's net interest margin increased 3 basis points from the second quarter of 1998 to 3.81% for the 1999 second quarter period. This increase is reflective of the increase in the net interest spread, which was 3.45% at June 30, 1999, up 12 basis points from the June 30, 1998 ratio. In addition, the net interest margin is up 10 basis points from the first quarter of 1999. The factors that affected the net margin for these periods are discussed below.

         The primary factor that caused the increase in the net interest margin was the decrease in the rates paid on interest-bearing liabilities. The Federal Reserve Bank (the "Fed") lowered the fed funds rate a total of 75 basis points during the latter part of 1998. In general, the rates paid on interest-bearing liabilities have declined more than the yields earned on interest-earning assets.

          While loan growth has remained strong, the loan mix and yields earned on loans began to stabilize in the second quarter of 1999. Though the Company is continuing to place emphasis on growing its commercial loan portfolio, the net margin effect due to the changing loan mix is not as significant as it has been in previous quarters. Commercial loans are competitively priced in the marketplace, generally having thinner margins than other lending opportunities. However, these loans have shorter maturities than other loan types, reducing the Company's exposure to interest rate and liquidity risk. Since historical net credit losses on commercial loans have been lower than those on loans to individuals, the Company considers the yield available on commercial loans acceptable in comparison to other types of lending with higher projected credit risk.

         The increase in the net interest margin is somewhat offset by the Company's funding of bank owned life insurance ("BOLI") as of June 30, 1999, which increased $175 million over the June 30, 1998 period. Since this investment was made as an alternative to investing in interest-earning assets, the resulting net margin effect of the BOLI for the quarter ended June 30, 1999 was a decrease of approximately $2.1 million or 2 basis points.

         See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.

PROVISION FOR LOAN LOSSES.

         During the second quarter of 1999, the Company recorded a $31.8 million provision for loan losses. This compares to a provision of $25.5 million for the quarter ended June 30, 1998. On a year-to-date basis, the provision for loan losses was $62.1 million in 1999 compared to $43.3 million in 1998. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by management based on the factors as described in "Allowance for Loan Losses" later in Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME.

         Total non-interest income for the quarter ended June 30, 1999 was $107.0 million, an increase of $13.9 million or 14.9% over the same period in 1998. For the six month period ended June 30, 1999, non-interest income was up $36.8 million to $218.1 million, or 20.3% from the comparable period in 1998. Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the second quarter and first six months of 1999 by 23.7% and 25.4%, respectively from the comparable year-ago periods. This reflects the overall growth in the number of deposit accounts through both internal growth and acquisitions. Mortgage banking operations income increased 4.0% compared to the 1998 second quarter. On a year-to-date basis, the increase was $6.7 million or 33.8%. Mortgage interest rates have increased slightly during the quarter, and loan production and related income have leveled off accordingly. Fee income related to Bank Card and Trust operations has also increased, 8.0% and 8.8%, respectively, over the year ago quarter. For the comparable six month periods, the increases were 15.0% and 9.5%. Both were related to higher volume and various rate increases. Other fee income, which includes investment, international, safe deposit, collection and miscellaneous other fees, rose by $4.1 million or 46.3 % compared to the quarter ended June 30, 1998. For the six month period ended June 30, 1999, other fee income increased $7.6 million or 43.7% over the comparable year-ago-period. This increase was driven by the increase in investment fees, especially income from sales of annuity products. Income from bank owned life insurance for the second quarter of 1999 increased $2.7 million or 38.2% from the second quarter of 1998. On a year-to-date basis, bank owned life insurance increased $5.4 or 38.8% from the comparable year-ago period. Funding of bank owned life insurance is $175 million higher as of June 30, 1999 compared to June 30, 1998.

         Gains on trading securities totaled $4.1 million and $9.4 million for the second quarter and first six months of 1999, respectively. Sales of loans during the three and six months ended June 30, 1999 resulted in gains of approximately $3.6 million and $8.1 million, respectively. Losses on sales of available-for-sale securities were $0.3 million in the second quarter of 1999, totaling on a year-to-date basis to a net gain of $0.2 million.

         There were no other significant non-recurring non-interest income items recorded in 1999 or 1998.

NON-INTEREST INCOME                                                      TABLE 3
(In millions)

                                                                        Quarters Ended
                                                        -----------------------------------------------
                                                              1999                      1998
                                                        -----------------    --------------------------
                                                        Jun 30     Mar 31    Dec 31    Sept 30   Jun 30
                                                        ------     ------    ------    -------   ------
Service charges on deposit accounts                     $ 49.2     $ 46.5    $ 47.0    $  44.5   $  39.7
Mortgage banking operations                               11.5       15.2      10.7       11.0      11.0
Bank card fees                                             7.3        7.6       7.4        7.4       6.8
Trust fees                                                 7.5        7.6       7.0        6.9       6.9
Other fees                                                13.0       12.1      10.3        9.5       8.9
Bank owned life insurance                                  9.7        9.6       8.8       10.1       7.0
Gains on trading securities, net                           4.1        5.3       4.4        4.1       4.3
Gains on loans held-for-sale, net                          3.6        4.5       3.3        3.3       4.9
Gains (losses) on available-for-sale securities, net      (0.3)       0.5       1.5       (0.4)      1.0
Other                                                      1.4        2.2       4.8        3.0       2.6
                                                        ------     ------    ------    -------   ------
     Total                                              $107.0     $111.1    $105.2    $  99.4   $  93.1
                                                        ======     ======    ======    =======   =======


NON-INTEREST EXPENSE.

         Total non-interest expense increased 11.7% to $248.9 million in the second quarter of 1999 as compared to the same period in 1998. On a year-to-date basis, the increase was 12.9% over the comparable 1998 period. This increase is reflective of the overall growth the Company has experienced. Salaries and employee benefits expense is the largest component of non-interest expense, accounting for $133.7 million or 53.7% of all non-interest expense for the quarter ended June 30, 1999 and $268.0 or 54.5% for the first six months of 1999. The June 30, 1999 quarter over June 30, 1998 quarter increase in salary and employee benefits expense was $12.2 million or 10.1%. Occupancy and equipment expenses were also up in the second quarter and first six months of 1999. Both of these items are affected by the number of banking offices which increased from the June 30, 1998 level of 587 to 605 at June 30, 1999. The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 55.58% for the three month period ended June 30, 1999, down from the year ago ratio of 57.99%. On a year-to-date basis, the efficiency ratio was 55.95% in 1999, compared to 58.38% in 1998. The Company has continued to place emphasis on controlling expenses across the board. In particular, the number of full-time equivalent employees increased only 1.8% from June 30, 1998 to June 30, 1999, while non-interest income has increased at a much greater rate.

NON-INTEREST EXPENSE                                                     TABLE 4
(In millions)

                                                  Quarters Ended
                                  ----------------------------------------------
                                        1999                     1998
                                  ----------------    --------------------------
                                  Jun 30    Mar 31    Dec 31    Sept 30   Jun 30
                                  ------    ------    ------    -------   ------
Salaries and employee benefits    $133.7    $134.2    $129.5    $128.2    $121.5
Net occupancy                       19.9      19.6      19.6      19.2      17.9
Equipment                           16.5      15.5      17.1      15.5      14.8
Professional services               17.7      15.1      14.7      15.0      15.0
Communications                      13.1      12.2      12.3      12.4      11.5
Business development                 7.7       7.6       4.6       8.6       9.0
Supplies                             5.9       6.3       7.3       7.1       7.6
Other                               34.4      32.1      37.1      30.8      25.6
                                  ------    ------    ------    -------   ------
     Total                        $248.9    $242.6    $242.2    $236.8    $222.9
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

         The majority of the Year 2000 issues facing the Company are information technology ("IT") in nature. All IT systems, which include mainframe and midrange computer systems, are complete in the four phases. All of the Company's computerized systems that process checking accounts, savings accounts, CDS, IRAs, payrolls, direct deposits, debit cards, credit cards, ATMs, installment loans, commercial loans, and general ledger are ready for the Year 2000 and have been in daily use since December 31, 1998. Non-IT systems, which include embedded technology such as micro controllers, have also been completed. SouthTrust's overall readiness testing plan calls for three complete parallels of the century rollover. All mainframe systems will experience these three tests before December 31, 1999.

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

         The total Year 2000 project cost is expected to total approximately $15 million. For the three months and six months ended June 30, 1999, the Company has expensed $0.8 million and $1.6 million, respectively. For the years ended December 31, 1998 and 1997, the Company expensed $6.2 million and $5.8 million, respectively.

         There were no other significant non-recurring non-interest expense items recorded in 1999 or 1998.

INCOME TAX EXPENSE.

         Income tax expense for the second quarter of 1999 was $53.4 million for an effective tax rate of 32.8% compared to $45.3 million or an effective rate of
33.6 % in the second quarter of 1998. For the six months ended June 30, 1999, income tax expense was $103.5 million for an effective tax rate of 32.6% compared to tax expense of $90.0 million and an effective rate of 33.8% during the first six months of 1998. The statutory federal income tax rate was 35% in 1999 and 1998.

LOANS.

         Loans, net of unearned income at June 30, 1999 were $29,178.4 million, an increase of $1,860.9 million or 6.8% over the December 31, 1998 level. Of the total loan increase, $94.9 million was obtained in the acquisition of another financial institution consummated during the first six months of 1999. Internal growth accounted for the remaining $1,766.0 million of the increase.

         The Company has participated in loan sales in the secondary market, which allow the Company to actively manage its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $1,002.5 million during the six month period ended June 30, 1999.


LOAN PORTFOLIO                                                           TABLE 5
(In millions)

                                                                    Quarters Ended
                                          -----------------------------------------------------------------
                                                    1999                               1998
                                          -----------------------     -------------------------------------
                                            Jun 30        Mar 31        Dec 31        Sept 30       Jun 30
                                          ---------     ---------     ---------     ---------     ---------
Commercial, financial and agricultural    $10,222.4     $10,102.5     $ 9,760.4     $ 8,829.5     $ 8,371.3
Real estate construction                    4,006.6       3,744.3       3,526.4       3,379.1       3,150.0
Commercial real estate mortgage             5,507.0       5,157.5       4,900.2       4,407.2       4,173.4
Residential real estate mortgage            6,359.4       6,279.0       6,243.7       6,116.6       5,977.2
Loans to individuals                        3,316.8       3,194.2       3,095.9       3,106.9       3,153.1
                                          ---------     ---------     ---------     ---------     ---------
                                           29,412.2      28,477.5      27,526.6      25,839.3      24,825.0
Unearned income                              (233.8)       (215.7)       (209.1)       (182.0)       (170.9)
                                          ---------     ---------     ---------     ---------     ---------
Loans, net of unearned income              29,178.4      28,261.8      27,317.5      25,657.3      24,654.1
Allowance for loan losses                    (405.5)       (394.1)       (377.5)       (364.4)       (354.1)
                                          ---------     ---------     ---------     ---------     ---------
Net loans                                 $28,772.9     $27,867.7     $26,940.0     $25,292.9     $24,300.0
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

         The allowance allocated to Problem loans at June 30, 1999 totaled $117.3 million and represented an allowance percentage of 5.59% of Problem loans. The allowance allocated to Non-problem loans totaled $288.2 million or 1.06% of Non-problem loans. The allocation of the allowance on Non-problem loans is based on estimates of losses inherent in this portfolio which have not yet been specifically identified in the Company's problem loan rating process.

         Based on the methodology outlined above, the total allowance for loan losses was $405.5 at June 30, 1999 and $377.5 at December 31, 1998. As a percentage of outstanding loans, the allowance for loan losses was 1.39%, compared to the December 31, 1998 level of 1.38%. Net charge-offs during the three months ended June 30, 1999 totaled $20.4 million or .29% of average net loans on an annualized basis. For the six months ended June 30, 1999, net charge-offs totaled $35.8 million or .26% of average net loans on an annualized basis.


ALLOWANCE FOR LOAN LOSSES                                                TABLE 6
(In  thousands)

                                                                                Quarters Ended
                                                         -------------------------------------------------------------
                                                                  1999                            1998
                                                         ---------------------     -----------------------------------
                                                          Jun 30       Mar 31       Dec 31       Sept 30       Jun 30
                                                         --------     --------     --------     --------     ---------
Balance beginning of quarter                             $394,135     $377,525     $364,362     $354,076     $ 335,995
Loans charged-off:
    Commercial, financial and agricultural                  7,870        5,176        3,659        4,020         6,333
    Real estate construction                                  331           30           13            0             5
    Commercial real estate mortgage                            90          100          671           49           152
    Residential real estate mortgage                          961          637        1,242          886           464
    Loans to individuals                                   14,714       13,306       16,661       11,066        10,754
                                                         --------     --------     --------     --------     ---------
         Total charge-offs                                 23,966       19,249       22,246       16,021        17,708
                                                         ========     ========     ========     ========     =========

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural                  1,297        1,390        1,543        1,090         1,170
    Real estate construction                                    0            0            0            0            34
    Commercial real estate mortgage                             6            3           16           15            (8)
    Residential real estate mortgage                          222           63           20           68           162
    Loans to individuals                                    2,047        2,354        1,881        2,118         2,666
                                                         --------     --------     --------     --------     ---------
         Total recoveries                                   3,572        3,810        3,460        3,291         4,024
                                                         ========     ========     ========     ========     =========

Net loans charged-off                                      20,394       15,439       18,786       12,730        13,684
Additions to allowance charged to expense                  31,776       30,362       29,420       22,040        25,481
Subsidiaries' allowance at date of purchase                    (4)       1,687        2,529          976         6,284
                                                         --------     --------     --------     --------     ---------
Balance at end of quarter                                $405,513     $394,135     $377,525     $364,362     $ 354,076
                                                         ========     ========     ========     ========     =========

(In  millions)
Loans outstanding at quarter end,
         net of unearned income                         $29,178.4    $28,261.8    $27,317.5    $25,657.3    $24,654.1
Average loans outstanding,
         net of unearned income                         $28,532.3    $27,762.0    $26,346.5    $25,001.3    $23,972.0
Ratios:
    End-of-quarter allowance to net loans outstanding        1.39%        1.39%        1.38%        1.42%         1.44%
    Net loans charged off to net average loans               0.29         0.23         0.28         0.20          0.23
    Provision for loan losses to net charge-offs           155.81       196.66       156.61       173.13        186.21
    Provision for loan losses to net average loans           0.45         0.44         0.44         0.35          0.43

NON-PERFORMING ASSETS.

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $169.2 million at June 30, 1999, a increase of $5.3 million from December 31, 1998. A significant loan was put on non-accrual in the first quarter of 1999. A large portion of this loan was sold in the second quarter of 1999, bringing the level of non-performing assets back to the year-end 1998 level. The ratio of non-performing assets to total loans plus other non-performing assets was .58 % at June 30, 1999, while the allowance for loan losses to non-performing loans ratio was 357.43% for the same period.

          In addition to loans on non-performing status at June 30, 1999, the Company had loans of approximately $56.3 million for which management had serious doubts as to the ability of the borrowers to comply with the present repayment terms, which may result in the loans' repayment terms being restructured and/or the loans being placed on non-performing status. These potential problem loans are current with respect to principal and interest payments and are not presently on non-accrual status; however, they are continuously reviewed by management and their classification may be changed if conditions warrant. At December 31, 1998, potential problem loans totaled $59.7 million.


NON-PERFORMING ASSETS                                                    TABLE 7
(Dollars in millions)

                                                                              Quarters Ended
                                                          ------------------------------------------------------
                                                                 1999                         1998
                                                          ------------------      ------------------------------
                                                          Jun 30      Mar 31      Dec 31     Sept 30      Jun 30
                                                          ------      ------      ------     -------      ------
Non-performing loans
    Commercial, financial, and agricultural              $  67.6     $  72.5     $  49.6     $  47.1     $  54.0
    Real estate construction                                 7.0         9.8         7.5         7.2         7.1
    Commercial  real estate mortgage                        10.6        23.9        13.8        11.4         6.0
    Residential real estate mortgage                        24.9        21.5        23.5        27.4        32.9
    Loans to individuals                                     3.4         3.2         3.9         4.1         5.5
                                                         -------     -------     -------     -------     -------
         Total non-performing loans                        113.5       130.9        98.3        97.2       105.5
                                                         -------     -------     -------     -------     -------
Other real estate owned                                     42.8        44.6        46.5        47.7        44.0
Other repossessed assets                                    12.9        17.4        19.1        22.9        22.9
                                                         -------     -------     -------     -------     -------
         Total non-performing assets                     $ 169.2     $ 192.9     $ 163.9     $ 167.8     $ 172.4
                                                         =======     =======     =======     =======     =======

Accruing loans past due 90 days or more                  $  76.6     $  70.3     $  80.9     $  71.2     $  65.4

Ratios:
    Non-performing loans to total loans                     0.39%       0.46%       0.36%       0.38%       0.43%
    Non-performing assets to total loans
         plus other non-performing assets                   0.58        0.68        0.60        0.65        0.70
    Non-performing assets and accruing loans
         90 days or more past due to total loans
         plus other non-performing assets                   0.84        0.93        0.89        0.93        0.96
    Allowance for loan losses to non-performing loans     357.43      300.99      383.98      375.05      335.61

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

         Total securities, including those designated as held-to-maturity and available-for-sale, have increased $332.4 million since December 31, 1998. The increase includes $28.1 million in securities that were obtained through the acquisition of another financial institution during the first six months of 1999.

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

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES                       TABLE 8

                                               Available-for-Sale Securities
                                       --------------------------------------------
                                           June 30, 1999        December 31, 1998
                                       --------------------    --------------------
                                       Amortized      Fair     Amortized     Fair
(Dollars in millions)                    Cost        Value       Cost        Value
                                       --------    --------    --------    --------
U.S. Treasury securities               $   33.0    $   33.1    $  170.2    $  171.0
U.S. Government agency securities       2,253.1     2,198.5     1,402.9     1,404.8
Collateralized mortgage obligations
   and mortgage backed securities       1,461.1     1,451.3     1,732.3     1,735.2
Obligations of states and political
   subdivisions                           283.6       272.0       249.2       253.6
Other securities                          372.6       367.6       239.4       238.1
                                       --------    --------    --------    --------
     Total                             $4,403.4    $4,322.5    $3,794.0    $3,802.7
                                       ========    ========    ========    ========

                                               Held-to-Maturity Securities
                                       --------------------------------------------
                                           June 30, 1999        December 31, 1998
                                       --------------------    --------------------
                                       Amortized      Fair     Amortized     Fair
(Dollars in millions)                    Cost        Value       Cost        Value
                                       --------    --------    --------    --------
U.S. Treasury securities               $   11.2    $   11.2    $    3.9    $    4.0
U.S. Government agency securities       2,282.9     2,226.6     2,129.2     2,138.6
Collateralized mortgage obligations
   and mortgage backed securities         311.5       312.3       374.4       384.2
Obligations of states and political
   subdivisions                            95.4       100.2       124.9       135.9
Other securities                          100.0        97.4       356.0       358.5
                                       --------    --------    --------    --------
     Total                             $2,801.0    $2,747.7    $2,988.4    $3,021.2
                                       ========    ========    ========    ========

 SHORT-TERM INVESTMENTS.

         Short-term investments at June 30, 1999 totaled $637.0 million, reflecting a decrease of $220.6 million from the December 31, 1998 level of $857.6 million. At June 30, 1999, short-term investments consisted of $215.5 million in federal funds sold and securities purchased under resale agreements, $0.4 million in time deposits with other banks, $307.4 million in mortgage loans in the process of being securitized and sold to third party investors and $113.7 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.

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

         Deposits are the Company's primary source of funding. Total deposits at June 30, 1999 were $26,296.7 million, up $1,456.8 million or 5.9% from the December 31, 1998 level of $24,839.9 million. Of the total increase in deposits, $123.2 million was obtained in the acquisition of another financial institution. At June 30, 1999, total deposits included interest-bearing deposits of $23,572.9 million and other deposits of $2,723.8 million. Core deposits, defined as demand deposits and time deposits less than $100,000, totaled $20,021.2 million or 76.1% of total deposits at June 30, 1999. This compares to core deposits of $21,320.0 million or 85.8% at December 31, 1998. The decrease is due to higher growth in wholesale funding when compared to growth in core deposits.

         Short-term borrowings at June 30, 1999 were $6,580.9 million and included federal funds purchased of $3,650.1 million, securities sold under agreements to repurchase of $1,665.2 million and other borrowed funds of $1,265.6 million. At June 30, 1999, total short-term borrowings were 16.4% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $6,113.0 million or 17.5% of total liabilities and stockholders' equity at December 31, 1998.

         FHLB advances totaled $2,855.3 million at June 30, 1999. The current quarter end balance is up $75.0 million from the level outstanding at December 31, 1998. The Company uses FHLB advances as an alternative to wholesale certificates of deposit or other deposit programs with similar maturities. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset / liability management strategy.

         At June 30, 1999, total long-term debt was $1,075.5 million, representing a net decrease of $79.4 million from the December 31, 1998 level of $1,154.9 million. This decrease included the maturity of $75 million of 9.95% Subordinated Capital Notes.

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

         The June 30, 1999 Tier 1 and Total capital to risk weighted assets were 6.73% and 10.47%, respectively, compared to the December 31, 1998 ratios of 6.58% and 10.60%.

CAPITAL RATIOS                                                           TABLE 9
(Dollars in millions)

                                                       1999                                         1998
                                           ---------------------------         ---------------------------------------------
                                             Jun 30            Mar 31            Dec 31            Sept 30           Jun 30
                                           ---------         ---------         ---------         ---------         ---------
Tier 1 capital:
   Stockholders' equity                    $ 2,829.5         $ 2,797.4         $ 2,738.3         $ 2,660.1         $ 2,576.8
   Intangible assets other than
        servicing rights                      (544.5)           (555.1)           (549.7)           (557.0)           (268.7)
   Unrealized (gain)/loss on
        available-for-sale securities           50.9               6.1              (5.5)            (17.0)             (6.9)
                                           ---------         ---------         ---------         ---------         ---------
        Total Tier 1 capital                 2,335.9           2,248.4           2,183.1           2,086.1           2,301.2
                                           ---------         ---------         ---------         ---------         ---------

Tier 2 capital:
   Allowable reserve for loan losses           405.5             394.1             377.5             364.4             354.1
   Allowable long-term debt                    895.0             955.0             955.0             955.0             990.0
                                           ---------         ---------         ---------         ---------         ---------
        Total Tier 2 capital                 1,300.5           1,349.1           1,332.5           1,319.4           1,344.1
                                           ---------         ---------         ---------         ---------         ---------
        Total  risk-based capital          $ 3,636.4         $ 3,597.5         $ 3,515.6         $ 3,405.5         $ 3,645.3
                                           =========         =========         =========         =========         =========

Risk-weighted assets                       $34,726.8         $33,722.3         $33,157.7         $30,785.1         $29,165.4
Risk-based ratios:
   Tier 1 capital                               6.73%             6.67%             6.58%             6.78%             7.89%
   Total capital                               10.47             10.67             10.60             11.06             12.50
Leverage ratio                                  6.08              5.99              6.10              6.08              6.93



COMMITMENTS.

         The Company's subsidiary bank had standby letters of credit outstanding of approximately $806.0 million at June 30, 1999 and $724.7 million at December 31, 1998.

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $11,061.7 million at June 30, 1999 and $10,897.0 million at December 31, 1998. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's mortgage banking subsidiary had outstanding commitments to sell mortgage loans and mortgage-backed securities of approximately $317.0 million at June 30, 1999 and $400.2 million at December 31, 1998.

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

         The Company uses derivatives in the form of interest rate swap contracts ("Swaps") to manage interest rate risk arising from certain of the Company's fixed-rate funding sources, such as short-term borrowings, long-term debt and certain deposit liabilities. Swaps employed by the Company must be effective at reducing the risk associated with the exposure being hedged. All Swaps represent end-user activities that are designed and designated at their inception as hedges, and therefore, changes in fair values of such derivatives are not included in the results of operations. Interest receivable or payable from such contracts is accrued and recognized as an adjustment to the interest expense related to the specific liability being hedged. Upon settlement or termination, the cumulative change in the market value of such derivatives is recorded as an adjustment to the carrying value of the underlying liability and is recognized in net interest income over the expected remaining life of the related liability. In instances where the underlying instrument is sold or otherwise settled, the cumulative change in the value of the associated derivative is recognized immediately in the component of earnings relating to the underlying instrument.


INTEREST RATE SWAPS                                                     TABLE 10
June 30, 1999
(Dollars in millions)

                                                         Average
                                                        Maturity In     Average Rate      Average Rate
                 Notional Value     Fair Value            Months            Paid            Received
                 --------------     ----------          -----------     ------------      ------------
Gain position      $  925.0             $14.5              70.7             4.87%             6.96
Loss position         350.0              (1.5)             76.9             4.93              6.33
                   --------             -----              ----             ----              ----
   Total           $1,275.0             $13.0              72.6             4.89%             6.77
                   ========             =====              ====             ====              ====


         In addition, the Company uses forward contracts to hedge commercial mortgage loans held for sale. Changes in fair value of these forward contracts are not included in the results of operations until the underlying instrument is sold. There were no forward contracts outstanding at June 30, 1999.

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

         *        4(a)-        Articles FOURTH, SIXTH, SEVENTH, and ELEVENTH of the
                               Restated Certificate of Incorporation of SouthTrust
                               Corporation (included at Exhibit 3).

         *        4(b)-        Certificate of Designation on Preferences and Rights
                               of Series 1999 Junior Participating Preferred Stock,
                               adopted December 16, 1998, which was filed as Exhibit
                               A to Exhibit 1 to SouthTrust Corporation's
                               Registration Statement on Form 8-A (File No.1-3613).

         *        4(c)-        Stockholders= Rights Agreement, dated as of January
                               12, 1999 and effective as of the close of business on
                               February 22, 1999, between SouthTrust Corporation and
                               Chase Mellon Shareholder Services, L.L.C., Rights
                               Agent, which was filed as Exhibit 1 to SouthTrust
                               Corporation's Registration Statement on Form 8-A
                               (File No. 1-3613).

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

                  27-          Financial Data Schedule (for SEC use only)

                  * Incorporated herein by reference

         (b)      Reports on Form 8-K filed in the second quarter of 1999: None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SOUTHTRUST CORPORATION


Date: August 13 , 1999                  /s/ WALLACE D. MALONE, JR.
     ------------------------           ------------------------------
                                        Wallace D. Malone, Jr.
                                        Chairman and Chief
                                        Executive Officer



Date: August 13, 1999                   /s/ ALTON E. YOTHER
     ------------------------           ------------------------------
                                        Alton E. Yother
                                        Secretary, Treasurer and
                                        Controller