Form 10-Q
period 1999-09-30
SOUTHTRUST CORP
filed 1999-11-12
CIK 92081

===============================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington , D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                         Commission File Number 0-3613

                             SOUTHTRUST CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                               63-0574085

       (State  or other jurisdiction                 (I.R.S.Employer
     of incorporation or organization)              Identification No.)

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

Yes  [X]    No  [ ]

At September 30, 1999, 167,803,184 shares of the Registrant's Common Stock, $2.50 par value were outstanding.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement Description                                                          Page No.
---------------------------------------------------------------------------------------
Consolidated Condensed Balance Sheets
        September 30, 1999, December 31, 1998,
        and September 30, 1998                                                     3

Consolidated Condensed Statements of Income
        Three months ended September 30, 1999 and 1998
        Nine months ended September 30, 1999 and 1998                              4

Consolidated Condensed Statements of Stockholders' Equity
        Nine months ended September 30, 1999 and 1998                              5

Consolidated Condensed Statements of Cash Flows
        Nine months ended September 30, 1999 and 1998                              6


         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three and nine month periods ended September 30, 1999 and 1998. Results of operations for the interim 1999 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Management's Discussion and Analysis of the registrant is included on Pages 14-33.

                             SOUTHTRUST CORPORATION

                     Consolidated Condensed Balance Sheets
                                  (Unaudited)


                                                          September 30        December 31         September 30
                                                         -------------       -------------       -------------
(Dollars in thousands)                                       1999                1998                 1998
                                                         -------------       -------------       -------------
ASSETS
  Cash and due from banks                                $   1,074,672       $     970,778       $     899,010
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                   86,891              76,275              40,650
    Interest-bearing deposits in other banks                     2,652                 506                 698
    Trading securities                                          79,199              73,215             112,820
    Loans held for sale                                        232,947             707,586             743,840
                                                         -------------       -------------       -------------
         Total short-term investments                          401,689             857,582             898,008
  Available-for-sale securities                              5,102,715           3,802,718           3,413,147
  Held-to-maturity securities (1)                            3,001,531           2,988,428           2,558,476
  Loans                                                     30,874,301          27,526,597          25,839,252
  Less:
    Unearned income                                            260,308             209,091             181,993
    Allowance for loan losses                                  434,771             377,525             364,362
                                                         -------------       -------------       -------------
         Net loans                                          30,179,222          26,939,981          25,292,897
  Premises and equipment, net                                  717,707             690,852             676,471
  Due from customers on acceptances                             10,631              28,965               6,637
  Goodwill and core deposit intangibles                        593,938             549,689             557,026
  Mortgage servicing rights and related intangibles             78,547              61,601              55,386
  Bank owned life insurance                                    749,989             715,175             606,366
  Other assets                                                 563,602             528,005             581,740
                                                         -------------       -------------       -------------
         Total assets                                    $  42,474,243       $  38,133,774       $  35,545,164
                                                         =============       =============       =============


LIABILITIES
  Deposits:
    Interest-bearing                                     $  24,594,552       $  22,065,653       $  21,727,790
    Other                                                    2,902,627           2,774,239           2,479,967
                                                         -------------       -------------       -------------
         Total deposits                                     27,497,179          24,839,892          24,207,757
  Federal funds purchased and securities sold
    under agreements to repurchase                           5,538,093           5,200,026           3,138,221
  Other short-term borrowings                                1,277,756             913,002           1,047,952
  Bank acceptances outstanding                                  10,631              28,965               6,637
  Federal Home Loan Bank advances                            3,480,328           2,780,340           2,787,344
  Long-term debt                                             1,125,511           1,154,937           1,154,959
  Other liabilities                                            659,204             478,346             542,197
                                                         -------------       -------------       -------------
         Total liabilities                                  39,588,702          35,395,508          32,885,067
STOCKHOLDERS' EQUITY
    Common stock, par value $2.50 a share (2)                  422,830             420,569             415,650
    Capital surplus                                            748,437             733,577             721,804
    Retained earnings                                        1,807,424           1,590,686           1,517,666
    Accumulated other non-owner changes in equity              (69,297)              5,530              17,002
    Treasury stock, at cost (3)                                (23,853)            (12,096)            (12,025)
                                                         -------------       -------------       -------------
         Total stockholders' equity                          2,885,541           2,738,266           2,660,097
                                                         -------------       -------------       -------------
         Total liabilities and stockholders' equity      $  42,474,243       $  38,133,774       $  35,545,164
                                                         =============       =============       =============
(1) Held-to-maturity securities-fair value               $   2,926,445       $   3,021,199       $   2,605,091
(2) Common shares authorized                               500,000,000         500,000,000         500,000,000
    Common shares issued                                   169,131,903         168,227,453         166,260,127
(3) Treasury shares of common stock                          1,328,719           1,016,159           1,014,240

                             SOUTHTRUST CORPORATION

                  Consolidated Condensed Statements of Income
                                  (Unaudited)


                                                            Three Months Ended               Nine Months Ended
                                                              September 30                      September 30
                                                         -----------------------       --------------------------
(In thousands, except per share data)                      1999           1998            1999            1998
                                                         --------      ---------       ----------      ----------
Interest income
  Loans, including fees                                  $613,064      $ 538,666       $1,740,759      $1,548,170
  Available-for-sale securities                            77,489         53,433          200,677         156,510
  Held-to-maturity securities                              51,242         48,983          144,982         146,208
  Short-term investments                                    8,328         14,963           29,760          38,563
                                                         --------      ---------       ----------      ----------
      Total interest income                               750,123        656,045        2,116,178       1,889,451
                                                         --------      ---------       ----------      ----------
Interest expense
  Deposits                                                248,225        244,146          694,508         656,585
  Short-term borrowings                                    90,863         59,196          251,355         204,325
  Federal Home Loan Bank advances                          40,224         36,745          111,911         109,925
  Long-term debt                                           15,069         19,109           49,363          58,347
                                                         --------      ---------       ----------      ----------
      Total interest expense                              394,381        359,196        1,107,137       1,029,182
                                                         --------      ---------       ----------      ----------
      Net interest income                                 355,742        296,849        1,009,041         860,269
Provision for loan losses                                  42,757         22,040          104,895          65,376
                                                         --------      ---------       ----------      ----------
        Net interest income after
          provision for loan losses                       312,985        274,809          904,146         794,893
Non-interest income
  Service charges on deposit accounts                      52,303         44,499          147,946         120,744
  Mortgage banking operations                               9,177         10,949           35,846          30,885
  Bank card fees                                            8,011          7,394           22,932          20,370
  Trust fees                                                7,394          6,882           22,462          20,647
  Other fees                                               13,271          9,491           38,389          26,974
  Bank owned life insurance                                12,469         10,147           31,739          24,032
  Gains on trading securities, net                          3,963          4,114           13,386          12,026
  Gains on loans held-for-sale, net                         4,490          3,305           12,565          15,089
  Gains on available-for-sale securities, net                 148           (399)             386           2,811
  Other                                                     2,221          2,987            5,850           7,054
                                                         --------      ---------       ----------      ----------
      Total non-interest income                           113,447         99,369          331,501         280,632
                                                         --------      ---------       ----------      ----------
Non-interest expense
  Salaries and employee benefits                          136,536        128,237          404,494         366,326
  Net occupancy                                            20,914         19,241           60,396          52,944
  Equipment                                                17,807         15,519           49,773          43,832
  Professional services                                    16,976         14,985           49,707          42,842
  Communications                                           12,704         12,352           38,067          34,765
  Business development                                      7,397          8,550           22,748          25,680
  Supplies                                                  6,186          7,066           18,356          21,780
  Other                                                    40,292         30,848          106,800          84,048
                                                         --------      ---------       ----------      ----------
      Total non-interest expense                          258,812        236,798          750,341         672,217
                                                         --------      ---------       ----------      ----------
Income before income taxes                                167,620        137,380          485,306         403,308
Income tax expense                                         54,563         42,719          158,039         132,703
                                                         --------      ---------       ----------      ----------
        Net income                                       $113,057      $  94,661       $  327,267      $  270,605
                                                         ========      =========       ==========      ==========

Average shares outstanding - basic (in thousands)         167,654        165,016          167,456         161,548
Average shares outstanding - diluted (in thousands)       168,742        166,366          168,692         163,049
Net income per share - basic                             $   0.67      $    0.57       $     1.95      $     1.68
Net income per share - diluted                               0.67           0.57             1.94            1.66
Dividends declared per share                                 0.22           0.19             0.66            0.57


                             SOUTHTRUST CORPORATION

           Consolidated Condensed Statements of Stockholders' Equity
                                  (Unaudited)


                                                                                           Accumulated
                                                                                            Other Non-
                                                           Common   Capital    Retained   Owner Changes    Treasury
(Dollars in thousands)                                     Stock    Surplus    Earnings     In Equity        Stock         Total
                                                          --------  --------  ----------- -------------   ------------  -----------
Balance at January 1, 1998                                $386,626  $486,166  $ 1,321,586   $ 11,176       $(10,913)    $ 2,194,641

Net Income                                                       0         0      270,605          0              0         270,605
Unrealized gain on available-for-sale
securities, net of tax of $(3,180)*                              0         0            0      5,826              0           5,826
                                                                                                                        -----------
Comprehensive Income                                                                                                    $   276,431
                                                                                                                        ===========
Dividends Declared ($.57 per share)                              0         0      (92,722)         0              0         (92,722)

Issuance of 440,455 shares of Common Stock
  for stock options exercised                                1,101     4,166            0          0              0           5,267

Issuance of 113,740 shares of Common Stock
  for dividend reinvestment and stock purchase plans           284     4,489            0          0              0           4,773

Issuance of 37,413 shares of Common Stock
  under employee discounted stock purchase plan                 94     1,074            0          0              0           1,168

Issuance of 6,547,500 shares of Common Stock
  in offering                                               16,369   216,804            0          0              0         233,173

Issuance of 4,407,426 shares of Common Stock
  for acquisitions accounted for as poolings-of-interest    11,019     7,535       18,197          0              0          36,751

Issuance of 62,846 shares of Common Stock under
  long-term incentive plan                                     157     1,570            0          0              0           1,727

Purchase of 27,300 shares of treasury stock                      0         0            0          0         (1,112)         (1,112)
  for exercises of stock options
                                                          --------  --------  -----------   --------       --------     -----------
Balance at September 30, 1998                             $415,650  $721,804  $ 1,517,666   $ 17,002       $(12,025)    $ 2,660,097
                                                          ========  ========  ===========   ========       ========     ===========

Balance at January 1, 1999                                $420,569  $733,577  $ 1,590,686   $  5,530       $(12,096)    $ 2,738,266

Net Income                                                       0         0      327,267          0              0         327,267

Unrealized loss on available-for-sale
  securities, net of tax of $44,061*                             0         0            0    (74,827)             0         (74,827)
                                                                                                                        -----------
Comprehensive Income                                                                                                       $252,440
                                                                                                                        ===========
Dividends Declared ($.66 per share)                              0         0     (110,595)         0              0        (110,595)

Issuance of 212,626 shares of Common Stock
  for stock options exercised                                  532     3,010            0          0              0           3,542

Issuance of 128,094 shares of Common Stock
  for dividend reinvestment and stock
  purchase plans                                               320     4,403            0          0              0           4,723

Issuance of 34,720 shares of Common Stock
  under employee discounted stock
  purchase plan                                                 87       978            0          0              0           1,065

Issuance of 47,251 shares of Common Stock under
  long-term incentive plan                                     118     1,022            0          0              0           1,140

Issuance of 481,759 shares of Common Stock
  for acquisitions accounted for as poolings-of-interest     1,204     5,447           66          0              0           6,717

Purchase of 3,142 shares of treasury stock
  for exercises of stock options                                0         0            0          0           (122)           (122)

Purchase of 309,418 shares of treasury stock
  for employee benefit plans                                     0         0            0          0        (11,635)        (11,635)
                                                          --------  --------  -----------   --------       --------     -----------
Balance at September 30,1999                              $422,830  $748,437  $ 1,807,424   $(69,297)      $(23,853)    $ 2,885,541
                                                          ========  ========  ===========   ========       ========     ===========

*See disclosure of reclassification amount in Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                            Nine Months Ended
                                                                              September 30
                                                                    ---------------------------------
(In thousands)                                                          1999                  1998
                                                                    -----------           -----------
OPERATING ACTIVITIES
  Net income                                                        $   327,267           $   270,605
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                       104,895                65,376
      Depreciation of premises and equipment                             41,294                36,739
      Amortization of intangibles                                        38,654                27,123
      Amortization of security premium                                    1,758                 1,427
      Accretion of security discount                                     (3,877)               (3,904)
      Deferred income tax                                                11,991                 6,769
      Increase in value of bank owned life insurance                    (31,739)              (24,032)
   Net gain on trading securities                                       (13,386)              (12,026)
   Net gain on loans held for sale                                      (12,565)              (15,089)
   Net gain on available-for-sale securities                               (386)               (2,811)
   Origination and purchase of loans held for sale                   (2,305,452)           (2,643,167)
   Proceeds from loans held for sale                                  2,480,702             2,318,254
   Net (increase) decrease in trading securities                          7,402               (42,045)
   Net increase in other assets                                         (56,184)              (66,267)
   Net increase in other liabilities                                    150,253                23,742
                                                                    -----------           -----------
       Net cash provided by (used in) operating activities              740,627               (59,306)

INVESTING ACTIVITIES
  Proceeds from maturities of:
     Held-to-maturity securities                                      1,297,983             1,610,912
     Available-for-sale securities                                      576,247               682,372
  Proceeds from sales of:
     Available-for-sale securities                                      409,086               309,714
  Purchases of:
     Held-to-maturity securities                                     (1,205,395)           (1,350,059)
     Available-for-sale securities                                   (2,331,288)           (1,348,307)
     Premises and equipment                                             (48,015)              (59,475)
  Purchases of bank owned life insurance                                      0               (75,000)
  Net (increase) decrease in:
     Short-term investments                                              99,232                33,264
     Loans                                                           (2,629,029)           (2,126,799)
  Purchase of subsidiaries, net of cash acquired                        (77,353)            2,817,639
                                                                    -----------           -----------
     Net cash provided by (used in) investing activities             (3,908,532)              494,261

FINANCING ACTIVITIES
  Proceeds from issuance of:
     Common Stock                                                        10,470               246,108
     Federal Home Loan Bank advances                                  1,350,011               300,276
     Long-term debt                                                      50,145               200,000
  Payments for:
     Repurchase of Common Stock                                         (11,757)               (1,112)
     Federal Home Loan Bank advances                                   (650,022)             (295,287)
     Long-term debt                                                     (79,570)             (151,484)
     Cash dividends                                                    (105,045)              (86,630)
  Net increase (decrease) in:
     Deposits                                                         2,004,746                45,267
     Short-term borrowings                                              702,821              (670,968)
                                                                    -----------           -----------
     Net cash provided by (used in) financing activities              3,271,799              (413,830)
                                                                    -----------           -----------
  INCREASE IN CASH AND DUE FROM BANKS                                   103,894                21,125
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                          970,778               877,885
                                                                    -----------           -----------
  CASH AND DUE FROM BANKS AT END OF PERIOD                          $ 1,074,672           $   899,010
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

Note B - Earnings per Share Reconciliation

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

         A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:


                                           Three months ended September 30, 1999       Three months ended September 30, 1998
                                          ----------------------------------------     --------------------------------------
                                                                 (In thousands, except per share data)

                                                    Dilutive Effect                               Dilutive Effect
                                                       of Options                                    of Options
                                            Basic        Issued        Diluted           Basic        Issued          Diluted
                                          --------  --------------    ---------        --------   ---------------    --------
Net Income ...............                $113,057            --      $113,057         $ 94,661             --       $ 94,661
Shares available to common
     shareholders ........                 167,654         1,088       168,742          165,016          1,350        166,366
                                          --------      --------      --------         --------       --------       --------
Earnings per share .......                $   0.67            --      $   0.67         $   0.57             --       $   0.57
                                          ========      ========      ========         ========       ========       ========


                                            Nine months ended September 30, 1999        Nine months ended September 30, 1998
                                          ----------------------------------------     --------------------------------------
                                                                 (In thousands, except per share data)

                                                    Dilutive Effect                               Dilutive Effect
                                                       of Options                                    of Options
                                            Basic        Issued        Diluted           Basic        Issued          Diluted
                                          --------  ---------------   --------         --------   ---------------    --------

Net Income ...............                $327,267            --      $327,267         $270,605             --       $270,605
Shares available to common
     shareholders ........                 167,456         1,236       168,692          161,548          1,501        163,049
                                          --------      --------      --------         --------       --------       --------
Earnings per share .......                $   1.95            --      $   1.94         $   1.68             --       $   1.66
                                          ========      ========      ========         ========       ========       ========

Note C - Supplemental Cash Flow Information

         The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1999 and 1998:


                                                                          Nine Months Ended
                                                                             September 30
                                                                       1999                  1998
                                                                   -----------           -----------
                                                                            (In thousands)
    Cash paid during period for:
      Interest ........................................            $ 1,132,558           $ 1,002,323
      Income taxes ....................................                130,417               131,015
    Noncash transactions:
      Assets acquired in business combinations ........                706,099             4,919,944
      Liabilities assumed in business combinations ....                659,261             4,725,062
      Common Stock issued in business combinations ....                  6,716                36,750
      Loans transferred to other real estate ..........                 18,269                27,206
      Loans securitized into mortgage-backed securities              1,664,366             1,350,439
      Financed sales of foreclosed property ...........                 21,872                22,681



Note D - Comprehensive Income

         Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income is displayed in the Consolidated Condensed Statements of Stockholders' Equity.

        In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. Comprehensive income for the three and nine month periods ending September 30, 1999 and 1998 is as follows:


(In thousands)

                                                                Three Months Ended                     Nine Months Ended
                                                                   September 30                           September 30
                                                             1999                1998                1999                1998
                                                          ---------           ---------           ---------           ---------

    Net income .................................          $ 113,057           $  94,661           $ 327,267           $ 270,605

    Unrealized holding gains (losses) arising
    during the period, net of tax ..............            (18,346)              9,853             (74,587)              7,569

    Less: reclassification adjustment for gains
    (losses) included in net income,
    net of tax .................................                 92                (247)                240               1,743
                                                          ---------           ---------           ---------           ---------

    Unrealized gain (loss) on available-for-sale
         securities, net of tax* ...............            (18,438)             10,100             (74,827)              5,826
                                                          ---------           ---------           ---------           ---------

    Comprehensive income .......................          $  94,619           $ 104,761           $ 252,440           $ 276,431
                                                          =========           =========           =========           =========

    * Tax effect ...............................          $  10,847           $  (5,844)          $  44,061           $  (3,180)

Note E - Business Segments

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

         The following tables present the Company's business segment information for the three and nine month periods ended September 30, 1999:


                                                              Three Months Ended September 30, 1999
                                            ------------------------------------------------------------------
                                            Commercial  Regional      Funds             Reconciling     Total
                                              Banking   Banking    Management   Other      Items       Company
                                            ----------  --------   ----------  -------  -----------   --------
                                                                         (In millions)

    Net Interest Margin (FTE) .............  $  65.1    $  257.9    $  28.8    $   1.1    $   6.5     $  359.4
    Provision for Loan Losses .............     10.2        16.3        0.0        0.0       16.2         42.7
    Non-Interest Income ...................      6.9        81.4        0.0       14.9       10.2        113.4
    Non-Interest Expense ..................     11.3       205.2        0.5       13.0       28.8        258.8
                                             -------    --------    -------    -------    -------     --------
         Income before income
           taxes ..........................     50.5       117.8       28.3        3.0      (28.3)       171.3
    Income tax expense (FTE) ..............      0.0         0.0        0.0        0.0       58.2         58.2
                                             -------    --------    -------    -------    -------     --------
         Net Income .......................  $  50.5    $  117.8    $  28.3    $   3.0    $ (86.5)    $  113.1
                                             =======    ========    =======    =======    =======     ========




                                                               Nine Months Ended September 30, 1999
                                            --------------------------------------------------------------------
                                             Commercial   Regional     Funds              Reconciling    Total
                                              Banking     Banking   Management   Other       Items      Company
                                             ----------  ---------  ----------- --------- -----------  ---------
                                                                         (In millions)

    Net Interest Margin (FTE) .............  $    183.6  $   745.8   $    78.1  $     5.7  $     7.0   $ 1,020.2
    Provision for Loan Losses .............        16.5       45.9         0.0        0.0       42.5       104.9
    Non-Interest Income ...................        14.3      244.7         0.3       43.7       28.5       331.5
    Non-Interest Expense ..................        34.6      602.1         1.6       39.9       72.1       750.3
                                             ----------  ---------   ---------  ---------  ---------   ---------
         Income before income
           taxes ..........................       146.8      342.5        76.8        9.5      (79.1)      496.5
    Income tax expense (FTE) ..............         0.0        0.0         0.0        0.0      169.2       169.2
                                             ----------  ---------   ---------  ---------  ---------   ---------
         Net Income .......................  $    146.8  $   342.5   $    76.8  $     9.5  $  (248.3)  $   327.3
                                             ==========  =========   =========  =========  =========   =========

    Ending Assets .........................  $  9,795.7  $22,437.1   $ 7,017.2  $ 1,471.9  $ 1,752.3   $42,474.2
                                             ==========  =========   =========  =========  =========   =========

Following are reconciliations of reportable segment totals to the consolidated Company totals:

         Net interest margin for reportable segments totaled $352.9 million and $1,013.2 million for the three and nine months ended September 30, 1999, respectively. The amounts necessary to reconcile that total to the consolidated net interest margin of $359.4 million and $1,020.2 million, respectively are amounts attributable to transfer pricing.



                                                                             Three Months Ended     Nine Months Ended
                                                                                September 30,         September 30,
                                                                                    1999                  1999
                                                                             ------------------     -----------------
Non-Interest Income:

           Total Non-Interest Income for reportable segments ........            $     103.2            $   303.0
           Bank owned life insurance ................................                   12.5                 31.7
           Affiliate service fees ...................................                    3.3                  9.7
           Securities gains .........................................                    0.1                  0.4
           Other ....................................................                    0.5                  4.5
           Eliminations .............................................                   (6.2)               (17.8)
                                                                                 -----------            ---------
           Consolidated Non-Interest Income .........................            $     113.4            $   331.5
                                                                                 ===========            =========

    Non-Interest Expense:
           Total Non-Interest Expense for reportable segments                    $     230.0            $   678.2
           Salaries and benefits ....................................                   31.5                 95.0
           Premises and equipment ...................................                    5.9                 17.1
           Communications ...........................................                    5.7                 17.2
           Professional services ....................................                    7.2                 21.0
           Allocated data processing ................................                  (28.1)               (82.4)
           Other ....................................................                   12.8                 22.0
           Eliminations .............................................                   (6.2)               (17.8)
                                                                                 -----------            ---------
           Consolidated Non-Interest Expense ........................            $     258.8            $   750.3
                                                                                 ===========            =========

    Total Assets:
           Total Assets for reportable segments .....................                                   $40,721.9
           Goodwill and core deposit intangibles ....................                                       593.9
           Bank owned life insurance ................................                                       750.0
           Loans ....................................................                                       360.4
           Other ....................................................                                       388.9
           Eliminations .............................................                                      (340.9)
                                                                                                        ---------
           Consolidated Total Assets ................................                                   $42,474.2
                                                                                                        =========


Comparable information related to the three and nine month periods ended September 30, 1998 is not presented because it is not available.

Note F - Business Combinations

         During the first nine months of 1999, the Company completed the following acquisitions:


                Institution                             Assets            Loans            Deposits            Location
    --------------------------------------            ---------         ---------         ---------         --------------

    LCNB Bancorporation, Inc. ("LCNB")                $   132.5         $    94.9         $   123.2         Houston, Texas
    Navigation Bank ("Navigation")                         79.9              54.4              72.9         Houston, Texas
    First of Groves Corporation ("Groves")                493.7             248.4             456.4         Groves, Texas
                                                      ---------         ---------         ---------
                                                      $   706.1         $   397.7         $   652.5
                                                      =========         =========         =========



         Consideration for these acquisitions was approximately $113.5 million in cash and 481,759 shares of SouthTrust Corporation common stock with a total market value at the time of issuance of $17.7 million.

         The acquisitions of LCNB and Groves were accounted for as purchases. Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Condensed Financial Statements. The acquisition of Navigation was accounted for as a pooling-of-interest; however, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisition prior to the acquisition date, since the effect is not material.

         In addition, the Company has entered into a definitive agreement with Brazo Bancshares, Inc. in Waxahachie, Texas. The transaction, which will be accounted for as a purchase, will add approximately $171 million in assets and is expected to close in the first quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS

         SouthTrust Corporation is a registered bank holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, engaging in a full range of banking services from 618 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of September 30, 1999, the Company had consolidated total assets of $42.5 billion which ranked it as the largest bank holding company headquartered in Alabama, and one of the 20 largest bank holding companies in the United States.

         Commercial banking is SouthTrust's predominant business and SouthTrust Bank, N.A., its subsidiary bank, contributes substantially all of the Company's total operating revenues and total consolidated assets.

         SouthTrust Bank, N.A. offers a broad range of banking services, either directly or through other affiliated bank related subsidiaries. Services to business customers include providing checking and time deposit accounts, cash management services, various types of lending and credit services, and corporate and other trust services. Services provided to individual customers directly or through other affiliated corporations include checking accounts, money market investment and money market checking accounts, personal money management accounts, passbook savings accounts and various other time deposit savings programs, loans (including business, personal, automobile, mortgage, home improvement and educational loans), and a variety of trust services. SouthTrust Bank, N.A. also offers Visa and/or MasterCard multi-purpose nationally recognized credit card services.

         The Company also offers brokerage and other investment services through its subsidiary SouthTrust Securities, Inc.

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

SELECTED QUARTERLY FINANCIAL DATA                                        TABLE 1
(Dollars in millions except per share data)


                                                                               Quarters Ended
                                                    ---------------------------------------------------------------------
                                                                     1999                                 1998
                                                    ---------------------------------------     -------------------------
                                                      Sept 30      Jun 30          Mar 31         Dec 31        Sept 30
                                                    ----------   ----------      ----------     ----------     ----------

EARNINGS SUMMARY:
   Interest income                                  $    750.1   $    695.3      $    670.8     $    668.0     $    656.0
   Interest expense                                      394.4        358.5           354.3          357.1          359.2
                                                    ----------   ----------      ----------     ----------     ----------
   Net interest income                                   355.7        336.8           316.5          310.9          296.8
   Provision for loan losses                              42.7         31.8            30.4           29.4           22.0
                                                    ----------   ----------      ----------     ----------     ----------
   Net interest income after
        provision for loan losses                        313.0        305.0           286.1          281.5          274.8
   Non-interest income (excluding
       securities transactions)                          104.8         99.6           100.8           96.0           92.4
   Gains on trading securities, net                        4.0          4.1             5.3            4.4            4.1
   Gains on loans held for sale, net                       4.5          3.6             4.5            3.3            3.3
   Gains on available-for-sale securities, net             0.1         (0.3)            0.5            1.5           (0.4)
   Non-interest expense                                  258.8        248.9           242.6          242.2          236.8
                                                    ----------   ----------      ----------     ----------     ----------
   Income before income taxes                            167.6        163.1           154.6          144.5          137.4
   Income taxes                                           54.5         53.4            50.1           46.5           42.7
                                                    ----------   ----------      ----------     ----------     ----------
   Net income                                       $    113.1   $    109.7      $    104.5     $     98.0     $     94.7
                                                    ==========   ==========      ==========     ==========     ==========
PER COMMON SHARE:
   Net income-basic                                 $     0.67   $     0.66      $     0.62     $     0.59     $     0.57
   Net income-diluted                                     0.67         0.65            0.62           0.59           0.57
   Cash dividends declared                                0.22         0.22            0.22           0.19           0.19
   Book value                                            17.20        16.90           16.72          16.38          16.10
   Market value-high                                    38.938       42.875          42.375         39.000         45.375
   Market value-low                                     32.750       36.000          35.375         24.875         30.688

ENDING BALANCES:
   Loans, net of unearned income                    $ 30,614.0   $ 29,178.4      $ 28,261.8     $ 27,317.5     $ 25,657.3
   Total assets                                       42,474.2     40,066.5        39,016.1       38,133.8       35,545.2
   Deposits                                           27,497.2     26,296.7        24,552.5       24,839.9       24,207.8
   Federal Home Loan Bank advances                     3,480.3      2,855.3         2,830.3        2,780.3        2,787.3
   Long-term debt                                      1,125.5      1,075.5         1,150.4        1,154.9        1,155.0
   Stockholders' equity                                2,885.5      2,829.5         2,797.4        2,738.3        2,660.1
   Common shares-basic (in thousands)                  167,803      167,476         167,325        167,211        165,246

AVERAGE BALANCES:
   Loans, net of unearned income                    $ 29,823.5   $ 28,532.3      $ 27,762.0     $ 26,346.5     $ 25,001.3
   Earning assets                                     37,919.9     35,849.4        35,051.4       33,310.8       31,984.1
   Total assets                                       41,041.4     38,951.2        38,116.8       36,364.2       34,879.0
   Deposits                                           26,599.7     24,995.9        24,139.9       24,244.6       23,457.8
   Stockholders' equity                                2,801.0      2,798.8         2,753.4        2,688.4        2,606.6
   Common shares-basic (in thousands)                  167,654      167,439         167,270        166,248        165,016
   Common shares-diluted (in thousands)                168,742      168,746         168,587        167,409        166,366

SELECTED RATIOS:
   Return on average total assets                         1.09%        1.13%           1.11%          1.07%          1.08%
   Return on average stockholders' equity                16.01        15.72           15.40          14.46          14.41
   Net interest margin (FTE)                              3.75         3.81            3.71           3.74           3.71
   Average equity to average assets                       6.82         7.19            7.22           7.39           7.47
   Non-interest expense as a percent
        of average total assets                           2.50         2.56            2.58           2.64           2.69
   Efficiency ratio                                      54.75        55.58           56.32          58.02          59.39


AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND                      TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on taxable equivalent basis)

                                                                                  Quarters Ended
                                                   ---------------------------------------------------------------------------
                                                             September 30, 1999                        June 30, 1999
                                                   ------------------------------------    -----------------------------------
                                                                                 (1)                                    (1)
                                                    Average                     Yield/      Average                    Yield/
                                                    Balance      Interest        Rate       Balance      Interest       Rate
                                                   ---------    ----------      -------    ---------    ----------   ---------

ASSETS
Loans, net of unearned
   income (2)                                      $29,823.5    $   613.7         8.16%    $28,532.3    $   575.1         8.09%
Available-for-sale securities:
   Taxable                                           4,352.1         73.5         6.55       3,737.0         60.8         6.48
   Non-taxable                                         322.9          6.3         7.51         329.3          6.3         7.60
Held-to-maturity securities:
   Taxable                                           2,913.3         49.6         6.76       2,549.8         43.6         6.85
   Non-taxable                                          95.5          2.4         9.88         101.7          2.6        10.45
Short-term investments                                 412.6          8.3         8.01         599.3         10.6         7.07
                                                   ---------    ---------       ------     ---------    ---------    ---------
     Total interest-earning assets                  37,919.9    $   753.8         7.87      35,849.4    $   699.0         7.81
Allowance for loan losses                             (415.2)                                 (397.0)
Other assets                                         3,536.7                                 3,498.8
                                                   ---------    ---------       ------     ---------    ---------    ---------
     Total assets                                  $41,041.4                               $38,951.2
                                                   =========    =========       ======     =========    =========    =========

LIABILITIES
Interest-bearing deposits                          $23,839.6    $   248.2         4.13%    $22,322.6    $   225.1         4.05%
Short-term borrowings                                6,941.5         90.9         5.19       6,728.1         80.8         4.82
Federal Home Loan Bank advances                      3,120.8         40.2         5.11       2,827.6         36.1         5.12
Long-term debt                                       1,084.2         15.1         5.51       1,118.4         16.5         5.91
                                                   ---------    ---------       ------     ---------    ---------    ---------
Total interest-bearing liabilities                  34,986.1        394.4         4.47      32,996.7        358.5         4.36
Demand deposits non-interest bearing                 2,760.1                                 2,673.3
Other liabilities                                      494.2                                   482.4
Total liabilities                                   38,240.4                                36,152.4
STOCKHOLDERS' EQUITY                                 2,801.0                                 2,798.8
                                                   ---------    ---------       ------     ---------    ---------    ---------
     Total liabilities and stockholders' equity    $41,041.4                               $38,951.2
                                                   =========    =========       ======     =========    =========    =========
Net interest income                                             $   359.4                               $  340.5
                                                   =========    =========       ======     =========    =========    =========
Net interest margin                                                               3.75%                                   3.81%
                                                   =========    =========       ======     =========    =========    =========
Net interest spread                                                               3.40%                                   3.45%
                                                   =========    =========       ======     =========    =========    =========

(1) YIELDS WERE CALCULATED USING THE AVERAGE AMORTIZED COST OF THE UNDERLYING ASSETS. ALL YIELDS AND RATES ARE PRESENTED ON AN ANNUALIZED BASIS.
(2) INCLUDED IN INTEREST ARE NET LOAN FEES OF $17.6 MILLION, $17.4 MILLION, $16.4 MILLION, $18.9 MILLION, AND $15.9 MILLION FOR THE QUARTERS ENDED SEPTEMBER 30, 1999, JUNE 30, 1999, MARCH 31, 1999, DECEMBER 31, 1998, AND
     SEPTEMBER 30, 1998, RESPECTIVELY. THE AVERAGES INCLUDE LOANS ON WHICH THE ACCRUAL OF INTEREST HAS BEEN DISCONTINUED. INCOME ON CERTAIN NON-ACCRUAL LOANS IS RECOGNIZED ON A CASH-BASIS.

                                                                        TABLE 2



                                 QUARTERS ENDED

-------------------------------------------------------------------------------------------------------------------
          March 31, 1999                         December 31, 1998                      September 30, 1998
-----------------------------------     -----------------------------------     -----------------------------------
                              (1)                                     (1)                                      (1)
 Average                     Yield/      Average                     Yield/      Average                     Yield/
 Balance       Interest       Rate       Balance        Interest      Rate       Balance       Interest       Rate
----------     --------     -------     ----------      --------     ------     ----------     --------      ------

$ 27,762.0     $  553.8      8.09%      $ 26,346.5      $  555.2      8.36%     $ 25,001.3      $  539.2       8.56%

   3,506.7         54.6      6.30          3,251.6          51.1      6.25         3,245.1          52.0       6.39
     316.1          5.9      7.72            268.7           3.2      4.85           122.3           1.6       5.30

   2,685.8         46.2      6.98          2,521.2          43.7      6.88         2,654.1          46.4       6.93
     116.8          3.2     11.01            131.5           3.7     11.11           148.3           4.0      10.74
     664.0         10.8      6.64            791.3          14.0      7.00           813.0          15.0       7.30
----------     --------     -----       ----------      --------     -----      ----------      --------      -----
  35,051.4     $  674.5      7.80         33,310.8      $  670.9      7.99        31,984.1      $  658.2       8.17
    (378.1)                                 (369.3)                                 (359.8)
   3,443.5                                 3,422.7                                 3,254.7
----------     --------     -----       ----------      --------     -----      ----------      --------      -----
$ 38,116.8                              $ 36,364.2                              $ 34,879.0
==========     ========     =====       ==========      ========     =====      ==========      ========      =====


$ 21,515.2     $  221.1      4.17%      $ 21,703.6      $  241.3      4.41%     $ 21,058.1      $  244.2       4.60%
   6,775.9         79.7      4.77          4,964.4          60.7      4.85         4,310.1          59.2       5.45
   2,783.7         35.6      5.19          2,781.1          36.8      5.25         2,748.9          36.7       5.30
   1,158.9         17.8      6.24          1,154.9          18.3      6.29         1,197.5          19.1       6.33
----------     --------     -----       ----------      --------     -----      ----------      --------      -----
  32,233.7        354.2      4.46         30,604.0         357.1      4.63        29,314.6         359.2       4.86
   2,624.7                                 2,541.1                                 2,399.7
     505.0                                   530.7                                   558.1
  35,363.4                                33,675.8                                32,272.4
   2,753.4                                 2,688.4                                 2,606.6
----------     --------     -----       ----------      --------     -----      ----------      --------      -----
$ 38,116.8                              $ 36,364.2                              $ 34,879.0
==========     ========     =====       ==========      ========     =====      ==========      ========      =====
               $  320.3                                 $  313.8                                $  299.0
==========     ========     =====       ==========      ========     =====      ==========      ========      =====
                             3.71%                                    3.74%                                    3.71%
==========     ========     =====       ==========      ========     =====      ==========      ========      =====
                             3.34%                                    3.36%                                    3.31%
==========     ========     =====       ==========      ========     =====      ==========      ========      =====

NET INTEREST INCOME / MARGIN.

         The Company's net interest margin increased 4 basis points from the third quarter of 1998 to 3.75% for the 1999 third quarter period. However, the net interest margin is down 6 basis points from the second quarter of 1999. The factors that affected the net margin for these periods are discussed below.

         The primary factor that caused the increase in the net interest margin from the third quarter of 1998 was lower funding costs, as the net interest spread increased 9 basis points to 3.40% in the third quarter of 1999. The net interest spread is affected by the composition of interest-earning assets and interest-bearing liabilities, competitive pressures, and Federal Reserve Bank (the "Fed") monetary policies. The Fed lowered the fed funds rate a total of 75 basis points during the latter part of 1998. However, the Fed raised interest rates a total of 50 basis points in the third quarter of 1999, causing in part the decline in the net interest margin from the second quarter of 1999, as the net interest spread declined 5 basis points during this period. In a rising rate environment, the Company's net interest spread is initially somewhat compressed until interest-earning assets have time to reprice like interest-bearing liabilities. In a decreasing rate environment, the opposite is true. In most cases, depending on the timing within the quarter, the effect on net interest margin of either an upward or downward movement in rates will cross over quarter-end reporting periods due to the repricing time lag described above.

         The increase in the net interest margin from the third quarter of 1998 is somewhat offset by the Company's funding of bank owned life insurance ("BOLI") as of September 30, 1999, which increased $100 million over the September 30, 1998 period. Since this investment was made as an alternative to investing in interest-earning assets, the resulting net margin effect of the BOLI for the quarter ended September 30, 1999 was a decrease of approximately $1.3 million or 1 basis point.

         See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.

PROVISION FOR LOAN LOSSES.

         During the third quarter of 1999, the Company recorded a $42.8 million provision for loan losses. This compares to a provision of $22.0 million for the quarter ended September 30, 1998. On a year-to-date basis, the provision for loan losses was $104.9 million in 1999 compared to $65.4 million in 1998. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by management based on the factors as described in "Allowance for Loan Losses" later in Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME.

         Total non-interest income for the quarter ended September 30, 1999 was $113.4 million, an increase of $14.0 million or 14.2% over the same period in 1998. For the nine month period ended September 30, 1999, non-interest income was up $50.9 million to $331.5 million, or 18.1% from the comparable period in 1998. Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the third quarter and first nine months of 1999 by 17.5% and 22.5%, respectively from the comparable year-ago periods. This reflects the overall growth in the number of deposit accounts through both internal growth and acquisitions. Mortgage banking operations income decreased 16.2% compared to the 1998 third quarter. Mortgage interest rates have continued to increase during the quarter, and loan production and related income have declined accordingly. On a year-to-date basis, mortgage banking operations income increased $5.0 million or 16.1%. Fee income related to Bank Card and Trust operations has also increased, 8.3% and 7.4%, respectively, over the year ago quarter. For the comparable nine month periods, the increases were 12.6% and 8.8%. Both were related to higher volume and various rate increases. Other fee income, which includes investment, international, safe deposit, collection and miscellaneous other fees, rose by $3.8 million or 39.8% compared to the quarter ended September 30, 1998. For the nine month period ended September 30, 1999, other fee income increased $11.4 million or 42.3% over the comparable year-ago-period. This increase was driven by the increase in investment fees, especially income from sales of annuity products. Income from bank owned life insurance for the third quarter of 1999 increased $2.3 million or 22.9% from the third quarter of 1998. On a year-to-date basis, bank owned life insurance increased $7.7 million or 32.1% from the comparable year-ago period. Funding of bank owned life insurance is $100 million higher as of September 30, 1999 compared to September 30, 1998.

         Gains on trading securities totaled $4.0 million and $13.4 million for the third quarter and first nine months of 1999, respectively. Sales of loans during the three and nine months ended September 30, 1999 resulted in gains of approximately $4.5 million and $12.6 million, respectively. Gains on sales of available-for-sale securities were $0.1 million in the third quarter of 1999, totaling on a year-to-date basis to a net gain of $0.4 million.

         There were no other significant non-recurring non-interest income items recorded in 1999 or 1998.

NON-INTEREST INCOME                                                     TABLE 3
(In millions)


                                                                             Quarters Ended
                                                          --------------------------------------------------------
                                                                        1999                           1998
                                                          ---------------------------------    -------------------
                                                           Sept 30     Jun 30       Mar 31      Dec 31     Sept 30
                                                          --------    --------     --------    --------    -------
Service charges on deposit accounts                       $   52.3    $   49.2     $   46.5    $   47.0    $  44.5
Mortgage banking operations                                    9.2        11.5         15.2        10.7       11.0
Bank card fees                                                 8.0         7.3          7.6         7.4        7.4
Trust fees                                                     7.4         7.5          7.6         7.0        6.9
Other fees                                                    13.3        13.0         12.1        10.3        9.5
Bank owned life insurance                                     12.4         9.7          9.6         8.8       10.1
Gains on trading securities, net                               4.0         4.1          5.3         4.4        4.1
Gains on loans held-for-sale, net                              4.5         3.6          4.5         3.3        3.3
Gains (losses) on available-for-sale securities, net           0.1        (0.3)         0.5         1.5       (0.4)
Other                                                          2.2         1.4          2.2         4.8        3.0
                                                          --------    --------     --------    --------    -------
     Total                                                $  113.4    $  107.0     $  111.1    $  105.2    $  99.4
                                                          ========    ========     ========    ========    =======


NON-INTEREST EXPENSE.

         Total non-interest expense increased 9.3% to $258.8 million in the third quarter of 1999 as compared to the same period in 1998. On a year-to-date basis, the increase was 11.6% over the comparable 1998 period, reflecting the overall growth the Company has experienced this year. Salaries and employee benefits expense is the largest component of non-interest expense, accounting for $136.5 million or 52.8% of all non-interest expense for the quarter ended September 30, 1999 and $404.5 or 53.9% for the nine months of 1999. The September 30, 1999 quarter over September 30, 1998 quarter increase in salary and employee benefits expense was $8.3 million or 6.5%, related mainly to annual merit increases. Occupancy and equipment expenses were also up in the third quarter and first nine months of 1999. Both of these items are affected by the number of banking offices which increased from the September 30, 1998 level of 611 to 618 at September 30, 1999. The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 54.75% for the three month period ended September 30, 1999, an improvement from the year ago ratio of 59.39%. On a year-to-date basis, the efficiency ratio was 55.53% in 1999, compared to 58.73% in 1998. The Company has continued to place emphasis on controlling expenses across the board. In particular, the number of full-time equivalent employees increased only 1.8% from September 30, 1998 to September 30, 1999, while non-interest income has increased at a much greater rate.

NON-INTEREST EXPENSE                                                    TABLE 4
(In millions)


                                                                             Quarters Ended
                                                          --------------------------------------------------------
                                                                        1999                           1998
                                                          ---------------------------------    -------------------
                                                           Sept 30     Jun 30       Mar 31      Dec 31     Sept 30
                                                          --------    --------     --------    --------    -------
Salaries and employee benefits                            $  136.5    $  133.7     $  134.2    $  129.5    $ 128.2
Net occupancy                                                 20.9        19.9         19.6        19.6       19.2
Equipment                                                     17.8        16.5         15.5        17.1       15.5
Professional services                                         17.0        17.7         15.1        14.7       15.0
Communications                                                12.7        13.1         12.2        12.3       12.4
Business development                                           7.4         7.7          7.6         4.6        8.6
Supplies                                                       6.2         5.9          6.3         7.3        7.1
Other                                                         40.3        34.4         32.1        37.1       30.8
                                                          --------    --------     --------    --------    -------
     Total                                                $  258.8    $  248.9     $  242.6    $  242.2    $ 236.8
                                                          ========    ========     ========    ========    =======



YEAR 2000

         The Company uses a wide range of software and related technologies throughout its business that will be affected by the date change in the year 2000. This date change has required modification of portions of the Company's software so that its computer systems will properly recognize dates beyond December 31, 1999. The Company believes that with the upgrades or modifications to existing software and conversions to new software, the impact of the Year 2000 issue can be mitigated.

         The Company established a Year 2000 Program Office in 1996 staffed by six full-time employees and headed by a member of senior management. In addition, there are 20 full-time equivalent employees from within the Company and 5 full-time equivalent employees from outside sources working on the project. SouthTrust also has a related management committee dedicated to Year 2000 issues. The Program Office has helped to establish and actively participates in several peer groups that work together on the Year 2000 issue and its resolution. The Year 2000 Program Office reports on the status of year 2000 readiness to the SouthTrust Corporation and SouthTrust Bank Boards of Directors quarterly.

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

         The majority of the Year 2000 issues facing the Company are information technology ("IT") in nature. All IT systems, which include mainframe and midrange computer systems, are complete in the four phases. All of the Company's computerized systems that process checking accounts, savings accounts, CDS, IRAs, payrolls, direct deposits, debit cards, credit cards, ATMs, installment loans, commercial loans, and general ledger are ready for the Year 2000 and have been in daily use since December 31, 1998. Non-IT systems, which include embedded technology such as micro controllers, have also been completed. SouthTrust's overall readiness testing plan calls for three complete parallels of the century rollover. These three tests were completed on all mainframe systems as of November 15, 1999.

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

         The total Year 2000 project cost is expected to total approximately $15.0 million. For the three months and nine months ended September 30, 1999, the Company has expensed $1.0 million and $2.6 million, respectively. For the years ended December 31, 1998 and 1997, the Company expensed $6.2 million and $5.8 million, respectively.

         There were no other significant non-recurring non-interest expense items recorded in 1999 or 1998.

INCOME TAX EXPENSE.

         Income tax expense for the third quarter of 1999 was $54.5 million for an effective tax rate of 32.6% compared to $42.7 million or an effective rate of 31.1% in the third quarter of 1998. For the nine months ended September 30, 1999, income tax expense was $158.0 million for an effective tax rate of 32.6% compared to tax expense of $132.7 million and an effective rate of 32.9% during the first nine months of 1998. The statutory federal income tax rate was 35% in 1999 and 1998.

LOANS.

         Loans, net of unearned income at September 30, 1999 were $30,614.0 million, an increase of $3,296.5 million or 12.1% over the December 31, 1998 level. Of the total loan increase, $397.7 million was obtained in acquisitions of other financial institutions consummated during the first nine months of 1999. Internal growth accounted for the remaining $2,898.8 million of the increase.

         The Company has participated in loan sales in the secondary market, which allow the Company to actively manage its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $1,664.4 million during the nine month period ended September 30, 1999.

LOAN PORTFOLIO                                                          TABLE 5
(In millions)



                                                                             Quarters Ended
                                            ---------------------------------------------------------------------------
                                                               1999                                    1998
                                            -------------------------------------------     ---------------------------
                                              Sept 30          Jun 30          Mar 31         Dec 31          Sept 30
                                            -----------     -----------     -----------     -----------     -----------

Commercial, financial and agricultural      $  10,734.5     $  10,222.4     $  10,102.5     $   9,760.4     $   8,829.5
Real estate construction                        4,270.5         4,006.6         3,744.3         3,526.4         3,379.1
Commercial real estate mortgage                 5,560.8         5,507.0         5,157.5         4,900.2         4,407.2
Residential real estate mortgage                6,716.7         6,359.4         6,279.0         6,243.7         6,116.6
Loans to individuals                            3,591.8         3,316.8         3,194.2         3,095.9         3,106.9
                                            -----------     -----------     -----------     -----------     -----------
                                               30,874.3        29,412.2        28,477.5        27,526.6        25,839.3

Unearned income                                  (260.3)         (233.8)         (215.7)         (209.1)         (182.0)
                                            -----------     -----------     -----------     -----------     -----------
Loans, net of unearned income                  30,614.0        29,178.4        28,261.8        27,317.5        25,657.3
Allowance for loan losses                        (434.8)         (405.5)         (394.1)         (377.5)         (364.4)
                                            -----------     -----------     -----------     -----------     -----------
Net loans                                   $  30,179.2     $  28,772.9     $  27,867.7     $  26,940.0     $  25,292.9
                                            ===========     ===========     ===========     ===========     ===========

ALLOWANCE FOR LOAN LOSSES

         The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon management's estimated range of those losses. Actual losses for these loans can vary significantly from this estimate. The Company's subsidiary bank is regulated by the Office of the Comptroller of the Currency ("OCC"). Management also considers recommendations from the OCC in concluding on the adequacy of the allowance for loan losses. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent estimation of probable losses realized and other factors that influence the estimation process. The model and resulting allowance level are adjusted accordingly as these factors change. The historical and migration loss rates described below which are used in determining the allowance also provide a self-correcting feature to the methodology.

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

         The allowance allocated to Problem loans at September 30, 1999 totaled $119.6 million and represented an allowance percentage of 5.08% of Problem loans. The allowance allocated to Non-problem loans totaled $315.2 million or 1.12% of Non-problem loans. The allocation of the allowance on Non-problem loans is based on estimates of losses inherent in this portfolio which have not yet been specifically identified in the Company's problem loan rating process.

         Based on the methodology outlined above, the total allowance for loan losses was $434.8 at September 30, 1999 and $377.5 at December 31, 1998. As a percentage of outstanding loans, the allowance for loan losses was 1.42%, compared to the December 31, 1998 level of 1.38%. Net charge-offs during the three months ended September 30, 1999 totaled $21.7 million or .29% of average net loans on an annualized basis. For the nine months ended September 30, 1999, net charge-offs totaled $57.5 million or .27% of average net loans on an annualized basis.

ALLOWANCE FOR LOAN LOSSES                                                TABLE 6
(In thousands)



                                                                                   Quarters Ended
                                                          -------------------------------------------------------------------
                                                                           1999                                1998
                                                          ---------------------------------------      ----------------------
                                                           Sept 30        Jun 30          Mar 31       Dec 31        Sept 30
                                                          ---------      ---------      ---------     ---------     ---------
Balance beginning of quarter                              $ 405,513      $ 394,135      $ 377,525     $ 364,362     $ 354,076
Loans charged-off:
    Commercial, financial and agricultural                   13,605          7,870          5,176         3,659         4,020
    Real estate construction                                     59            331             30            13             0
    Commercial real estate mortgage                              78             90            100           671            49
    Residential real estate mortgage                            804            961            637         1,242           886
    Loans to individuals                                     10,591         14,714         13,306        16,661        11,066
                                                          ---------      ---------      ---------     ---------     ---------
        Total charge-offs                                    25,137         23,966         19,249        22,246        16,021
                                                          =========      =========      =========     =========     =========

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural                      999          1,297          1,390         1,543         1,090
    Real estate construction                                      0              0              0             0             0
    Commercial real estate mortgage                               3              6              3            16            15
    Residential real estate mortgage                             70            222             63            20            68
    Loans to individuals                                      2,414          2,047          2,354         1,881         2,118
                                                          ---------      ---------      ---------     ---------     ---------
        Total recoveries                                      3,486          3,572          3,810         3,460         3,291
                                                          =========      =========      =========     =========     =========

Net loans charged-off                                        21,651         20,394         15,439        18,786        12,730
Additions to allowance charged to expense                    42,757         31,776         30,362        29,420        22,040
Subsidiaries' allowance at date of purchase                   8,152             (4)         1,687         2,529           976
                                                          ---------      ---------      ---------     ---------     ---------
Balance at end of quarter                                 $ 434,771      $ 405,513      $ 394,135     $ 377,525     $ 364,362
                                                          =========      =========      =========     =========     =========

(In  millions)
Loans outstanding at quarter end,
       net of unearned income                             $30,614.0      $29,178.4      $28,261.8     $27,317.5     $25,657.3
Average loans outstanding,
       net of unearned income                             $29,823.5      $28,532.3      $27,762.0     $26,346.5     $25,001.3

Ratios:
    End-of-quarter allowance to net loans outstanding          1.42%          1.39%          1.39%         1.38%         1.42%
    Net loans charged off to net average loans                 0.29           0.29           0.23          0.28          0.20
    Provision for loan losses to net charge-offs             197.48         155.81         196.66        156.61        173.13
    Provision for loan losses to net average loans             0.57           0.45           0.44          0.44          0.35

NON-PERFORMING ASSETS.

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $159.3 million at September 30, 1999, a decrease of $4.6 million from December 31, 1998. The ratio of non-performing assets to total loans plus other non-performing assets was .52 % at September 30, 1999, while the allowance for loan losses to non-performing loans ratio was 400.20% for the same period.

         In addition to loans on non-performing status at September 30, 1999, the Company had loans of approximately $46.8 million for which management had serious doubts as to the ability of the borrowers to comply with the present repayment terms, which may result in the loans' repayment terms being restructured and/or the loans being placed on non-performing status. These potential problem loans are current with respect to principal and interest payments and are not presently on non-accrual status; however, they are continuously reviewed by management and their classification may be changed if conditions warrant. At December 31, 1998, potential problem loans totaled $59.7 million.

NON-PERFORMING ASSETS                                                   TABLE 7
(Dollars in millions)



                                                                                   Quarters Ended
                                                           ------------------------------------------------------------------
                                                                           1999                                1998
                                                           --------------------------------------      ----------------------
                                                           Sept 30        Jun 30          Mar 31        Dec 31        Sept 30
                                                           --------      ---------       --------      --------      --------

Non-performing loans
    Commercial, financial, and agricultural                $   69.7      $    67.6       $   72.5      $   49.6      $   47.1
    Real estate construction                                    4.2            7.0            9.8           7.5           7.2
    Commercial real estate mortgage                            10.1           10.6           23.9          13.8          11.4
    Residential real estate mortgage                           21.5           24.9           21.5          23.5          27.4
    Loans to individuals                                        3.1            3.4            3.2           3.9           4.1
                                                           --------      ---------       --------      --------      --------

       Total non-performing loans                             108.6          113.5          130.9          98.3          97.2
                                                           --------      ---------       --------      --------      --------

Other real estate owned                                        39.6           42.8           44.6          46.5          47.7
Other repossessed assets                                       11.1           12.9           17.4          19.1          22.9
                                                           --------      ---------       --------      --------      --------
       Total non-performing assets                         $  159.3      $   169.2       $  192.9      $  163.9      $  167.8
                                                           ========      =========       ========      ========      ========

Accruing loans past due 90 days or more                    $   72.5      $    76.6       $   70.3      $   80.9      $   71.2

Ratios:
    Non-performing loans to total loans                        0.35%          0.39%          0.46%         0.36%         0.38%

    Non-performing assets to total loans
        plus other non-performing assets                       0.52           0.58           0.68          0.60          0.65

    Non-performing assets and accruing loans
        90 days or more past due to total loans
        plus other non-performing assets                       0.76           0.84           0.93          0.89          0.93

    Allowance for loan losses to non-performing loans        400.20         357.43         300.99        383.98        375.05

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

         Total securities, including those designated as held-to-maturity and available-for-sale, have increased $1,313.1 million since December 31, 1998. The majority of the increase is in U.S. government agencies. The increase includes $132.1 million in securities that were obtained through acquisitions of other financial institutions during the first nine months of 1999.

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

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES                      TABLE 8



                                                                    Available-for-Sale Securities
                                               ----------------------------------------------------------------------
                                                      September 30, 1999                       December 31, 1998
                                               ------------------------------          ------------------------------
                                                Amortized             Fair              Amortized              Fair
(DOLLARS IN MILLIONS)                             Cost                Value               Cost                Value
                                               ----------          ----------          ----------          ----------

U.S. Treasury securities                       $     49.1          $     49.2          $    170.2          $    171.0

U.S. Government agency securities                 2,356.1             2,275.3             1,402.9             1,404.8

Collateralized mortgage obligations
   and mortgage backed securities                 2,066.9             2,056.2             1,732.3             1,735.2

Obligations of states and political
   subdivisions                                     289.7               275.9               249.2               253.6

Other securities                                    451.1               446.1               239.4               238.1

                                               ----------          ----------          ----------          ----------
     Total                                     $  5,212.9          $  5,102.7          $  3,794.0          $  3,802.7
                                               ==========          ==========          ==========          ==========


                                                                      Held-to-Maturity Securities
                                               ----------------------------------------------------------------------
                                                      September 30, 1999                       December 31, 1998
                                               ------------------------------          ------------------------------
                                                Amortized             Fair              Amortized              Fair
                                                  Cost                Value               Cost                Value
                                               ----------          ----------          ----------          ----------

U.S. Treasury securities                       $      9.3          $      9.4          $      3.9          $      4.0

U.S. Government agency securities                 2,489.7             2,413.8             2,129.2             2,138.6

Collateralized mortgage obligations
   and mortgage backed securities                   292.5               293.4               374.4               384.2

Obligations of states and political
   subdivisions                                      93.2                96.8               124.9               135.9

Other securities                                    116.8               113.0               356.0               358.5
                                               ----------          ----------          ----------          ----------
     Total                                     $  3,001.5          $  2,926.4          $  2,988.4          $  3,021.2
                                               ==========          ==========          ==========          ==========

SHORT-TERM INVESTMENTS.

         Short-term investments at September 30, 1999 totaled $401.7 million, reflecting a decrease of $455.9 million from the December 31, 1998 level of $857.6 million. At September 30, 1999, short-term investments consisted of $86.9 million in federal funds sold and securities purchased under resale agreements, $2.7 million in time deposits with other banks, $232.9 million in mortgage loans in the process of being securitized and sold to third party investors and $79.2 million in securities held for trading purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. Trading account securities are carried at fair value with unrealized gains and losses recognized in net income.

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

         Deposits are the Company's primary source of funding. Total deposits at September 30, 1999 were $27,497.2 million, up $2,657.3 million or 10.7% from the December 31, 1998 level of $24,839.9 million. Of the total increase in deposits, $652.5 million were obtained in acquisitions of other financial institutions. At September 30, 1999, total deposits included interest-bearing deposits of $24,594.6 million and other deposits of $2,902.6 million. Core deposits, defined as demand deposits and time deposits less than $100,000, totaled $20,513.5 million or 74.6% of total deposits at September 30, 1999. This compares to core deposits of $21,320.0 million or 85.8% at December 31, 1998. The decrease is due to higher growth in wholesale funding when compared to growth in core deposits.

         Short-term borrowings at September 30, 1999 were $6,815.8 million and included federal funds purchased of $3,748.0 million, securities sold under agreements to repurchase of $1,790.1 million and other borrowed funds of $1,277.7 million. At September 30, 1999, total short-term borrowings were 16.0% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $6,113.0 million or 16.0% of total liabilities and stockholders' equity at December 31, 1998.

         FHLB advances totaled $3,480.3 million at September 30, 1999. The current quarter end balance is up $700.0 million from the level outstanding at December 31, 1998. The Company uses FHLB advances as an alternative to wholesale certificates of deposit or other deposit programs with similar maturities. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability management strategy.

        At September 30, 1999, total long-term debt was $1,125.5 million, representing a net decrease of $29.4 million from the December 31, 1998 level of $1,154.9 million. This decrease included the maturity of $75 million of 9.95% Subordinated Capital Notes, net of an issuance of $50 million of 8.00% Subordinated Notes, due in 2014 and callable in 2003.

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

         The September 30, 1999 Tier 1 and Total capital to risk weighted assets were 6.49% and 10.28%, respectively, compared to the December 31, 1998 ratios of 6.58% and 10.60%.

CAPITAL RATIOS                                                           TABLE 9
(Dollars in Millions)

                                                              1999                                       1998
                                           --------------------------------------------     -----------------------------
                                             Sept 30         Jun 30           Mar 31            Dec 31          Sept 30
                                           ---------      ------------     ------------     ------------     ------------

Tier 1 capital:
   Stockholders' equity                    $ 2,885.5      $    2,829.5     $    2,797.4     $    2,738.3     $    2,660.1
   Intangible assets other than
        servicing rights                      (593.9)           (544.5)          (555.1)          (549.7)          (557.0)
   Unrealized (gain)/loss on
        available-for-sale securities           69.3              50.9              6.1             (5.5)           (17.0)

                                           ---------      ------------     ------------     ------------       ----------
        Total Tier 1 capital                 2,360.9           2,335.9          2,248.4          2,183.1          2,086.1
                                           ---------      ------------     ------------     ------------       ----------
Tier 2 capital:
   Allowable reserve for loan losses           434.8             405.5            394.1            377.5            364.4
   Allowable long-term debt                    945.0             895.0            955.0            955.0            955.0
                                           ---------      ------------     ------------     ------------       ----------
        Total Tier 2 capital                 1,379.8           1,300.5          1,349.1          1,332.5          1,319.4
                                           ---------      ------------     ------------     ------------       ----------
        Total  risk-based capital          $ 3,740.7      $    3,636.4     $    3,597.5     $    3,515.6     $    3,405.5
                                           =========      ============     ============     ============     ============

Risk-weighted assets                       $36,382.4      $   34,726.8     $   33,722.3     $   33,157.7     $   30,785.1
Risk-based ratios:
   Tier 1 capital                               6.49%             6.73%            6.67%            6.58%            6.78%
   Total capital                               10.28             10.47            10.67            10.60            11.06

Leverage ratio                                  5.84              6.08             5.99             6.10             6.08



Commitments.

         The Company's subsidiary bank had standby letters of credit outstanding of approximately $850.5 million at September 30, 1999 and $724.7 million at December 31, 1998.

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $11,826.2 million at September 30, 1999 and $10,897.0 million at December 31, 1998. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's mortgage banking subsidiary had outstanding commitments to sell mortgage loans and mortgage-backed securities of approximately $162.0 million at September 30, 1999 and $400.2 million at December 31, 1998.

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

INTEREST RATE SWAPS                                                     TABLE 10

September 30, 1999
(Dollars in millions)


                                                               Average
                                                              Maturity In     Average Rate    Average Rate
                        Notional Value     Fair Value           Months           Paid            Received
                        --------------     ----------         -----------     ------------       --------
Gain position                 $  600.0         $14.2                 56.9            5.16%          6.95%
Loss position                    800.0          (6.5)                82.6            5.12           6.50
                              --------         -----                 ----            ----           ----
   Total                      $1,400.0         $ 7.7                 70.1            5.14%          6.72%
                              ========         =====                 ====            ====           ====




         In addition, the Company uses forward contracts to hedge commercial mortgage loans held for sale. Changes in fair value of these forward contracts are not included in the results of operations until the underlying instrument is sold. There were no forward contracts outstanding at September 30, 1999.

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

                           PART II-OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        Pursuant to Rule 14a-4 (c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 2000 annual meeting of stockholders does not notify the Company of such proposal on or prior to January 29, 2000, then the Board of Directors' proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 2000 proxy statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits

        *      3(a)-       Composite Restated Certificate of Incorporation of SouthTrust
                           Corporation which was filed as Exhibit 3 to SouthTrust Corporation's
                           Registration Statement on Form S-3 (Registration No. 333-34947).

        *      3(b)-       Composite Restated Bylaws of SouthTrust Corporation which was filed as Exhibit 4(e) to the Registration Statement on Form S-4 of
                           SouthTrust Corporation (Registration No. 33-61557).

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

               27-         Financial Data Schedule (for SEC use only)

               * Incorporated herein by reference

        (b)    Reports on Form 8-K filed in the third quarter of 1999: None.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SOUTHTRUST CORPORATION



Date: November 12, 1999                          /s/ WALLACE D. MALONE, JR.
      ----------------------------------         -------------------------------
                                                 Wallace D. Malone, Jr.
                                                 Chairman and Chief
                                                 Executive Officer


Date: November 12, 1999                          /s/ ALTON E. YOTHER
      ----------------------------------         -------------------------------
                                                 Alton E. Yother
                                                 Secretary, Treasurer and
                                                 Controller