Form 10-K405
period 1999-12-31
SOUTHTRUST CORP
filed 2000-03-03
CIK 92081

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------
                                   FORM 10-K
                             ---------------------

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-3613
                             SOUTHTRUST CORPORATION
              (Exact name of registrant specified in its charter)

                     DELAWARE                                           63-0574085
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                           Identification No.)

              420 NORTH 20TH STREET,
               BIRMINGHAM, ALABAMA                                        35203
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

     Indicate by a check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 25, 2000.

           Common Stock, par value $2.50 per share -- $3,886,580,085

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 25, 2000.

         Common Stock, par value $2.50 per share -- 168,068,328 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement for the annual meeting of stockholders on April 19, 2000 incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                              PAGE
                                                              -----
PART I
Item 1.  Business...........................................      1
Item 2.  Properties.........................................      6
Item 3.  Legal Proceedings..................................      6
Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................      6
PART II
Item 5.  Market for Registrant's Common Equity and Related
  Shareholder Matters.......................................      7
Item 6.  Selected Financial Data............................      8
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................      9
Item 7A. Quantitative and Qualitative Disclosures About
  Market Risk...............................................      9
Item 8.  Financial Statements and Supplementary Data........     33
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................     66
PART III
Item 10. Directors and Executive Officers of the
  Registrant................................................     66
Item 11. Executive Compensation.............................     66
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................     66
Item 13. Certain Relationships and Related Transactions.....     66
PART IV
Item 14. Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................     67

                                     PART I

ITEM 1  BUSINESS

     SouthTrust Corporation ("SouthTrust" or the "Company"), is a registered bank holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama and engages, through its subsidiary bank, SouthTrust Bank, N.A. (SouthTrust Bank) and its non-banking subsidiaries, in a full range of banking services from 623 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of December 31, 1999, the Company had consolidated total assets of $43.3 billion, which ranked it as the twenty-second largest bank holding company in the United States.

     The Company employs approximately 12,500 persons and considers that its relations with these employees are good.

BUSINESS SEGMENTS

     The Company has four reportable business segments which are primarily aligned along customer base or asset/liability management lines. Each segment is managed by one or more of the Company's executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The four reportable business segments are Commercial Banking, Regional Banking, Funds Management, and Other.

     The Commercial Banking segment derives its revenues from commercial, industrial and commercial real estate customers (large corporate and middle-market) throughout all geographic areas covered by the Company. This business segment also provides cash management, international and commercial leasing services.

     The Regional Banking segment generates revenues from retail lending, depository services, and regional commercial lending not underwritten by the Commercial Banking division. Branch administration costs are also included in Regional Banking. Services include checking accounts, money market investment and money market checking accounts, personal money management accounts, passbook savings accounts and various other time deposit savings programs, and loans (including business, personal, automobile, mortgage, home improvement and educational loans). SouthTrust Bank also offers Visa and/or MasterCard multi-purpose nationally recognized credit card services.

     The Funds Management segment is responsible for the Company's asset and liability management, which includes management of interest rate and liquidity risk. Activities include management of the Company's securities portfolio, wholesale and long-term funding sources, and the use of off-balance sheet activities, including interest rate swap agreements.

     The category named Other encompasses business segments such as non-bank subsidiaries and the Company's trust asset management division. These areas provide services such as mortgage banking, insurance, brokerage services, investment services and a variety of trust services. The non-bank subsidiaries of SouthTrust are SouthTrust Mortgage Corporation, a mortgage banking company servicing approximately $9.8 billion in mortgage loans for long-term investors; SouthTrust Securities, Inc., an investment services company; SouthTrust Life Insurance Company, a credit life insurance company; and SouthTrust Insurance, Inc., an insurance company.

     Additional information relating to business segments can be found in Note P to the Consolidated Financial Statements.

BUSINESS COMBINATIONS

     The Company has pursued a strategy of acquiring banks and financial institutions throughout the major growth areas of the southeast and Texas. The purpose of this expansion is to give the Company business development opportunities in metropolitan markets with favorable prospects for population and per capita income growth. As a routine part of its business, the Company evaluates opportunities to acquire bank holding companies, banks and other financial institutions. In addition, in the normal course of its business, the Company seeks out and receives inquiries from financial institutions regarding the possible acquisition of such institutions. The Company routinely evaluates these opportunities. Thus, at any point in time, the number of acquisition opportunities that may be available to the Company, as well as the stage of development of such activity, are subject to change. These acquisitions are used to augment the Company's internal growth. All potential acquisitions must meet specific internal criteria designed to protect and enhance shareholder value.

     During 1999, the Company completed three acquisitions, adding approximately $706.1 million in total assets, $397.6 million in loans, and $652.5 million in deposits.

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

     The approval of the Office of the Comptroller of the Currency ("OCC") is required for any dividend proposed to be paid by SouthTrust Bank to the Company if the total of all dividends declared by SouthTrust Bank in any calendar year would exceed the total of its net profits, as defined by the OCC, for that year, combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under the foregoing laws and regulations, at December 31, 1999, approximately $561.5 million was available for payment of dividends to the Company declared by the Company's subsidiaries, primarily SouthTrust Bank. The payment of dividends by SouthTrust Bank may also be affected by other factors, such as the maintenance of adequate capital for SouthTrust Bank. Furthermore, the OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

     In addition to the foregoing restrictions, the Federal Reserve Board has the power to prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.

RECENT LEGISLATION

     On November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This Act makes significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under Section 4(c)(8) of the Holding Company Act. The Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

     National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

     The Act also contains a number of other provisions that will affect the Company's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations will likely require more disclosure to consumers, and in some circumstances, will require consent by the consumer before information is allowed to be provided to a third party. On February 15, 2000, the Company filed a written declaration with the Board of Governors of the Federal Reserve System to become a financial holding company. As of the date of this Form 10-K, final approval of this written declaration remains pending.

     At this time, no predictions can be made regarding the impact the Act or the Company's written declaration may have upon the Company's financial condition or results of operations.

THE FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act as well as several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure and significantly undercapitalized if it is significantly below such measure. The critically undercapi-talized level occurs where tangible equity is less than 2% of total tangible assets or less than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2% would be higher than such 65% level). A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

CAPITAL ADEQUACY

     Under the Federal Reserve Board's risk-based capital guidelines applicable to the Company, the minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. To be considered a "well capitalized" bank under the guidelines, a bank must have a Tier 1 capital ratio in excess of 6% and a total risk-based capital (the sum of Tier 1, Tier 2 and Tier 3 capital) ratio in excess of 10%. Under these guidelines applicable to banks, at least half of the total capital is to be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting certain intangibles, and certain other adjustments ("Tier 1 capital"). Supplementary ("Tier 2 capital") may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier 1 capital and a limited amount of loan loss reserves ("Tier 2 capital"). Market Risk ("Tier 3 capital") includes qualifying unsecured subordinated debt. The Tier 3 capital guidelines are only applicable to institutions that exceed certain prescribed trading activity thresholds. Currently, the Company is not subject to the Tier 3 capital requirements. SouthTrust Bank is subject to similar capital requirements adopted by the OCC. In addition, the Federal Reserve Board, the OCC and the Federal Deposit Insurance Corporation ("FDIC") have adopted a minimum leverage ratio (Tier 1 capital to adjusted quarter average assets) of 3%. Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3% plus an additional cushion of at least 1% to 2%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC, issuance of a capital directive, a prohibition on the taking of brokered deposits and certain other restrictions.

     On December 31, 1999, the Company's subsidiary bank exceeded the "well capitalized" threshold per the guidelines, with a Tier 1 capital ratio of 7.35%, a total risk-based capital ratio of 10.38% and a leverage ratio of 6.41%. Additional information relating to capital adequacy can be found in Note C to the Consolidated Financial Statements.

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

                       EXECUTIVE OFFICERS OF THE COMPANY

                                                                                      EXECUTIVE
                                                                                    OFFICER OF THE
                                                                                       COMPANY
              NAME AND AGE                    POSITIONS HELD WITH THE COMPANY           SINCE
              ------------                    -------------------------------       --------------
Wallace D. Malone, Jr. (63).............  Chairman, President and Chief Executive        1972
                                          Officer
James W. Rainer, Jr. (57)...............  Executive Vice President                       1982
William C. Patterson (57)...............  Executive Vice President                       1979(1)
Alton E. Yother (47)....................  Secretary, Treasurer and Controller            1998
Julian Banton (59)......................  Chairman, President and                        1982
                                          Chief Executive Officer
                                          SouthTrust Bank, N.A.
Thomas H. Coley (56)....................  Division President -- General Banking          1989
                                          SouthTrust Bank, N.A.
Fred C. Crum, Jr. (55)..................  Division President -- Credit                   1986
                                          SouthTrust Bank, N.A.
R. Glenn Eubanks (51)...................  Division                                       1990
                                          President -- Corporate/Enterprise
                                          Banking
                                          SouthTrust Bank, N.A.
E. Frank Schmidt (58)...................  Division President -- Information              1995
                                          Services and Strategic Support
                                          SouthTrust Bank, N.A.
Richard S. White, Jr. (65)..............  Division President -- Capital Management       1997
                                          Group
                                          SouthTrust Bank, N.A.

---------------

(1) Mr. Patterson was elected Executive Vice President of the Company effective January 2000. Prior to that time, he served as Executive Vice President of SouthTrust Bank, N.A.

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

ITEM 2   PROPERTIES

     The Company's subsidiary bank and other subsidiaries occupy various offices throughout Alabama, Florida, Tennessee, Georgia, North Carolina, South Carolina, Mississippi and Texas. These properties are both owned and leased. Leased properties constitute primarily land and buildings under long-term leases in which the subsidiary bank maintains offices.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
        MATTERS

                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
Market price range:
  High......................................  $  42.88   $  45.38   $  42.83   $  24.08   $  18.17
  Low.......................................     32.75      24.88      22.75      16.83      12.00
Market value at year end....................     37.81      36.94      42.29      23.25      17.08
Book value per share........................     17.44      16.38      14.28      12.03      10.85
Average price per share to earnings per
  share ratio...............................     14.59x     17.19x     14.56x     11.09x      9.96x
Cash dividends declared per share...........      0.88       0.76       0.67       0.59       0.53
Dividend yield at year end..................      2.33%      2.06%      1.58%      2.52%      3.12%
Dividend payout ratio.......................     33.27      33.67      32.47      32.41      33.74
Per common share:
  Net income -- basic.......................  $   2.64   $   2.27   $   2.05   $   1.80   $   1.58
  Net income -- diluted.....................      2.63       2.25       2.03       1.79       1.57
Shares outstanding (in thousands):
  Average -- basic..........................   167,560    162,732    149,684    141,183    125,838
  Average -- diluted........................   168,778    164,148    151,008    142,154    126,687
  End of year...............................   167,905    167,211    153,665    144,209    131,856

     Quarterly high and low sale prices of and cash dividends declared on SouthTrust common stock are included in Table 13, included elsewhere in this report.

     As of February 25, 2000, the Company had approximately 15,491 shareholders of record.

ITEM 6  SELECTED FINANCIAL DATA

                                      1999          1998          1997          1996          1995
                                   -----------   -----------   -----------   -----------   -----------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings Summary:
  Interest income................  $ 2,906,447   $ 2,557,462   $ 2,232,252   $ 1,804,220   $ 1,484,623
  Interest expense...............    1,539,538     1,386,256     1,186,079       938,194       791,423
                                   -----------   -----------   -----------   -----------   -----------
  Net interest income............    1,366,909     1,171,206     1,046,173       866,026       693,200
  Provision for loan losses......      141,249        94,796        90,613        90,027        61,286
                                   -----------   -----------   -----------   -----------   -----------
  Net interest income after
     provision for loan losses...    1,225,660     1,076,410       955,560       775,999       631,914
  Non-interest income............      409,726       346,704       247,087       235,457       202,157
  Gains on trading securities,
     net.........................       17,583        16,426        10,607         9,033         5,915
  Gains on loans held for sale,
     net.........................       15,349        18,420        11,074         8,910           399
  Gains on available-for-sale
     securities, net.............          899         4,292         1,739         1,409           193
  Non-interest expense...........    1,010,501       914,443       748,216       643,298       536,534
                                   -----------   -----------   -----------   -----------   -----------
  Income before income taxes.....      658,716       547,809       477,851       387,510       304,044
  Income taxes...................      215,543       179,199       171,143       132,807       105,039
                                   -----------   -----------   -----------   -----------   -----------
  Net income.....................  $   443,173   $   368,610   $   306,708   $   254,703   $   199,005
                                   ===========   ===========   ===========   ===========   ===========
Per common share:
  Net income -- basic............  $      2.64   $      2.27   $      2.05   $      1.80   $      1.58
  Net income -- diluted..........         2.63          2.25          2.03          1.79          1.57
  Cash dividends declared........         0.88          0.76          0.67          0.59          0.53
Ending balances:
  Loans, net of unearned
     income......................  $31,697,841   $27,317,506   $22,474,785   $19,331,132   $14,655,162
  Total assets...................   43,262,512    38,133,774    30,906,445    26,223,193    20,787,024
  Deposits.......................   27,739,345    24,839,892    19,586,584    17,305,493    14,575,077
  FHLB advances..................    3,530,324     2,780,340     2,782,355     1,744,159       651,881
  Long-term debt.................    1,125,483     1,154,937     1,106,443       983,243       535,431
  Stockholders' equity...........    2,927,429     2,738,266     2,194,641     1,734,892     1,430,870
  Common shares (in thousands)...      167,905       167,211       153,665       144,209       131,856
Average balances:
  Loans, net of unearned
     income......................  $29,307,866   $24,609,027   $20,888,850   $16,885,469   $13,326,127
  Earning assets.................   37,106,969    31,407,762    26,769,701    21,774,828    17,616,243
  Total assets...................   40,238,456    34,097,250    28,472,372    23,283,988    18,983,869
  Deposits.......................   25,812,911    22,072,522    18,152,342    15,878,025    13,612,151
  Stockholders' equity...........    2,814,032     2,547,217     1,951,243     1,599,615     1,260,719
  Common shares (in thousands)
     Basic.......................      167,560       162,732       149,684       141,183       125,838
     Diluted.....................      168,778       164,148       151,008       142,154       126,687
Selected ratios:
  Return on average total
     assets......................         1.10%         1.08%         1.08%         1.09%         1.05%
  Return on average stockholders'
     equity......................        15.75         14.47         15.72         15.92         15.79
  Average equity to average
     assets......................         6.99          7.47          6.85          6.87          6.64
  Non-interest expense as a
     percent of average total
     assets......................         2.51          2.68          2.63          2.76          2.83
  Efficiency ratio...............        55.39         58.54         56.47         56.86         58.57

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EARNINGS SUMMARY

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FORWARD-LOOKING STATEMENTS

     In this report and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that may be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe, expect, anticipate, intend, estimate" and similar expressions. These statements may relate to, among other things, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, the following: changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures within the Company's markets; equity and fixed income market fluctuations; personal and corporate customers' bankruptcies; inflation; acquisitions and integrations of acquired businesses; technological change; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; other risks and uncertainties.

THREE YEARS ENDED DECEMBER 31, 1999

     SouthTrust reported net income of $443.2 million or $2.63 per diluted share for the year ended December 31, 1999, compared to net income of $368.6 million or $2.25 per diluted share for the year ended December 31, 1998. Net income in 1997 was $306.7 million or $2.03 per diluted share.

     The increase in net income in 1999 over 1998 was primarily attributable to the 18% growth in average earning assets, coupled with the 15% growth in non-interest income. Loan growth remained strong in 1999, and the Company continued to focus on sales and revenue generation. In addition to this growth, the efficiency ratio improved in 1999 to 55.39%, compared to 58.54% in 1998. This improvement demonstrates the Company's maintained focus on expense control.

     Net earnings resulted in a return on average assets of 1.10% in 1999 and 1.08% in 1998, and a return on average stockholders' equity of 15.75% in 1999 compared to 14.47% for 1998.

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

     Net interest income increased 17% to $1,381.8 million from $1,180.6 million in 1998 and $1,056.2 million in 1997. The taxable equivalent net interest margins for the three years ended December 31, 1999 were 3.72%, 3.76% and 3.94%, respectively. The net interest spread between interest-earning assets and interest-bearing liabilities increased 1 basis point to 3.36% in 1999 from 3.35% in 1998. The net interest spread in 1997 was 3.43%. The net interest margin and net interest spread are affected by competitive pressures, Federal Reserve Bank (the "Fed") monetary policies and the composition of interest-earning assets and interest-bearing liabilities.

     The economy experienced outstanding growth during 1999. In response to this growth, the Fed raised short-term interest rates a total of 75 basis points, in three separate 25 basis point increments, in an attempt to control inflationary pressures. Since economic growth remains strong, further increases in interest rates could be expected from the Fed in the near future, which will cause increased pressure in the Company's ability to maintain the interest rate spread and yields experienced in recent years.

     Forecasted growth in net interest income is expected to slow down in this rising rate environment, due in part to a decrease in expected loan demand and the effect of the Company's assets repricing at a slower rate than its liabilities. In an effort to mitigate the effects of changes in interest rates, the Company is emphasizing diversification of the portfolio mix. As a part of this diversification, the Company is placing more emphasis on variable rate assets than in previous periods.

  Interest Income

     Interest income increased $354.5 million to $2,921.3 million in 1999 from $2,566.8 million in 1998. Interest income in 1997 totaled $2,242.2 million. The increase in interest income during 1999 was attributable to an increase in the volume of average interest-earning assets of 18% to $37.1 billion. The effect of the increase in interest-earning assets was partially offset by a decrease in the yield of those assets of 32 basis points to 7.86% in 1999 from 8.18% in 1998. An increase in the volume of interest-earning assets of 17% was also responsible for the $324.6 million increase in interest income from 1997 to 1998. The yield on average interest-earning assets decreased 19 basis points from 8.37% in 1997 to 8.18% in 1998.

     The mix of interest-earning assets remained relatively stable during 1999 as compared to 1998, with average loans accounting for approximately 79% and 78% of average interest-earning assets in 1999 and 1998, respectively. During 1999, average loans increased 19% to $29.3 billion, while interest income on loans increased 14% to $2,389.3 million in 1999. The effect on interest income from this loan growth was somewhat offset by a decrease in the average yield on loans to 8.15% during 1999 from 8.55% during 1998, primarily due to the Fed monetary policy in fiscal 1998. From 1997 to 1998, interest income on loans increased 15% to $2,105.1 million, while the yield earned decreased 23 basis points.

     Total securities, including available-for-sale and held-to-maturity securities, accounted for approximately 20% and 19% of average interest-earning assets in 1999 and 1998, respectively. The average yield was 6.73% in 1999 compared to 6.75% in 1998. Interest income on securities increased $85.8 million to $495.1 million. The net increase in securities income was primarily the result of the change in the average volume of securities which increased 20% from 1998 to $7.3 billion at December 31, 1999. In 1997, interest income on securities was $379.8 million and the average yield was 6.91%.

  Interest Expense

     Interest expense increased $153.2 million or 11% to $1,539.5 million in 1999. This compares to an increase of $200.2 million or 17% to $1,386.3 million in 1998. The increase in interest expense was attributable to an increase in the average volume of interest-bearing liabilities. During 1999, the volume of average interest-bearing liabilities increased $5.5 billion or 19% to $34.2 billion. This compared to an increase of $4.7 billion or 20% during 1998. The effect of the increase in interest-bearing liabilities was partially offset by a decrease in the average rate paid on interest-bearing liabilities, which declined 33 basis points to 4.50% in 1999 from 4.83% in 1998, primarily due to 1998 Fed rate decreases. The average rate paid on interest-bearing liabilities in 1997 was 4.94%.

     Average interest-bearing liabilities accounted for 85% of total liabilities and stockholders' equity in 1999 and 84% in 1998. During 1999, average interest-bearing deposits increased 17% to $23.1 billion from $19.7 billion in 1998. The effect on interest expense from this growth was somewhat offset by a decrease in the average rate paid on interest-bearing deposits to 4.17% during 1999 from 4.55% during 1998, a decrease of 38 basis points.

AVERAGE BALANCES AND INTEREST RATES, INTEREST YIELD/RATES
ON FULLY TAXABLE EQUIVALENT BASIS (TABLE 1)

     The following table details average balances of interest-earning assets and interest-bearing liabilities, the fully taxable equivalent amount of interest earned/paid thereon, and the fully taxable equivalent yield/rate for the three years ended December 31, 1999. The loan averages include loans on which the accrual of interest has been discontinued. Income on certain non-accrual loans is recognized on a cash basis.

                                                   1999                            1998
                                     ---------------------------------    -----------------------
                                      AVERAGE                  YIELD/      AVERAGE
                                      BALANCE     INTEREST    RATE(1)      BALANCE     INTEREST
                                     ---------   ----------   --------    ---------   -----------
                                             (AVERAGE IN MILLIONS; INTEREST IN THOUSANDS)
ASSETS
Loans, net of unearned income(2)...  $29,307.9   $2,389,339     8.15%     $24,609.0   $ 2,105,011
Available-for-sale securities:
   Taxable.........................    4,096.9      270,778     6.51        3,212.2       205,082
   Non-taxable.....................      323.4       24,937     7.58          127.8         6,397
Held-to-maturity securities:
   Taxable.........................    2,763.6      189,079     6.84        2,587.9       181,991
   Non-taxable.....................      100.0       10,333    10.33          147.7        15,798
Short-term investments.............      515.2       36,864     7.16          723.2        52,533
                                     ---------   ----------    -----      ---------   -----------
       Total interest-earning
        assets.....................   37,107.0   $2,921,330     7.86       31,407.8   $ 2,566,812
Allowance for loan losses..........     (407.0)                              (350.1)
Other assets.......................    3,538.5                              3,039.6
                                     ---------                            ---------
       Total assets................  $40,238.5                            $34,097.3
                                     =========                            =========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Savings deposits...................  $ 2,344.8   $   66,670     2.84%     $ 1,969.2   $    64,414
Interest-bearing deposits..........      883.2       23,157     2.62          607.0        15,658
Time deposits......................   19,863.3      872,677     4.39       17,173.0       817,831
Short-term borrowings..............    6,945.8      353,281     5.09        4,976.2       264,980
Federal Home Loan Bank advances....    3,043.2      157,305     5.17        2,767.5       146,708
Long-term debt.....................    1,121.6       66,448     5.92        1,204.1        76,665
                                     ---------   ----------    -----      ---------   -----------
       Total interest-bearing
        liabilities................   34,201.9    1,539,538     4.50       28,697.0     1,386,256
Demand deposits non-interest
 bearing...........................    2,721.6                              2,323.3
Other liabilities..................      501.0                                529.8
                                     ---------                            ---------
       Total liabilities...........   37,424.5                             31,550.1
Stockholders' equity...............    2,814.0                              2,547.2
                                     ---------                            ---------
       Total liabilities and
        stockholders' equity.......  $40,238.5                            $34,097.3
                                     =========   ----------               =========   -----------
Net interest income................              $1,381,792                           $ 1,180,556
                                                 ==========                           ===========
Net interest margin................                             3.72%
                                                               =====
Net interest spread................                             3.36%
                                                               =====

                                       1998                    1997
                                     --------    ---------------------------------
                                      YIELD/      AVERAGE                  YIELD/
                                     RATE(1)      BALANCE     INTEREST    RATE(1)
                                     --------    ---------   ----------   --------
                                     (AVERAGE IN MILLIONS; INTEREST IN THOUSANDS)
ASSETS
Loans, net of unearned income(2)...    8.55%     $20,888.9   $1,833,552     8.78%
Available-for-sale securities:
   Taxable.........................    6.41        3,234.8      213,579     6.58
   Non-taxable.....................    5.12           37.3        2,113     6.18
Held-to-maturity securities:
   Taxable.........................    7.03        2,037.4      143,941     7.07
   Non-taxable.....................   10.70          190.0       20,146    10.60
Short-term investments.............    7.26          381.3       28,916     7.58
                                      -----      ---------   ----------    -----
       Total interest-earning
        assets.....................    8.18       26,769.7   $2,242,247     8.37
Allowance for loan losses..........                 (298.2)
Other assets.......................                2,000.9
                                                 ---------
       Total assets................              $28,472.4
                                                 =========
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Savings deposits...................    3.27%     $ 1,265.3   $   38,911     3.08%
Interest-bearing deposits..........    2.58          533.7       14,425     2.70
Time deposits......................    4.76       14,258.0      691,786     4.85
Short-term borrowings..............    5.33        4,834.8      266,816     5.52
Federal Home Loan Bank advances....    5.30        2,107.6      112,646     5.34
Long-term debt.....................    6.37          986.8       61,495     6.23
                                      -----      ---------   ----------    -----
       Total interest-bearing
        liabilities................    4.83       23,986.2    1,186,079     4.94
Demand deposits non-interest
 bearing...........................                2,095.4
Other liabilities..................                  439.6
                                                 ---------
       Total liabilities...........               26,521.2
Stockholders' equity...............                1,951.2
                                                 ---------
       Total liabilities and
        stockholders' equity.......              $28,472.4
                                                 =========   ----------
Net interest income................                          $1,056,168
                                                             ==========
Net interest margin................    3.76%                                3.94%
                                      =====                                =====
Net interest spread................    3.35%                                3.43%
                                      =====                                =====

---------------

(1) Yields were calculated using the average amortized cost of the underlying assets.
(2) Included in interest are net loan fees of $68,164,000, $63,974,000, and $58,237,000, in 1999, 1998, and 1997, respectively.

TAXABLE EQUIVALENT ADJUSTMENT ANALYSIS

                                             1999                                    1998                       1997
                             -------------------------------------   -------------------------------------   ----------
                                            TAXABLE      INTEREST                   TAXABLE      INTEREST
                              INTEREST    EQUIVALENT      INCOME      INTEREST    EQUIVALENT      INCOME      INTEREST
                               INCOME     ADJUSTMENTS     (FTE)        INCOME     ADJUSTMENTS     (FTE)        INCOME
                             ----------   -----------   ----------   ----------   -----------   ----------   ----------
                                                                   (IN THOUSANDS)
Loans......................  $2,386,713    $  2,626     $2,389,339   $2,102,095    $  2,916     $2,105,011   $1,831,156
Available-for-sale
 securities:
 Taxable...................     270,778           0        270,778      205,082           0        205,082      213,579
 Non-taxable...............      15,923       9,014         24,937        5,407         990          6,397        1,436
Held-to-maturity
 securities:
 Taxable...................     189,079           0        189,079      181,991           0        181,991      143,941
 Non-taxable...............       7,090       3,243         10,333       10,354       5,444         15,798       13,224
Short-term investments.....      36,864           0         36,864       52,533           0         52,533       28,916
                             ----------    --------     ----------   ----------    --------     ----------   ----------
       Totals..............  $2,906,447    $ 14,883     $2,921,330   $2,557,462    $  9,350     $2,566,812   $2,232,252
                             ==========    ========     ==========   ==========    ========     ==========   ==========

                                       1997
                             ------------------------
                               TAXABLE      INTEREST
                             EQUIVALENT      INCOME
                             ADJUSTMENTS     (FTE)
                             -----------   ----------
                                  (IN THOUSANDS)
Loans......................   $  2,396     $1,833,552
Available-for-sale
 securities:
 Taxable...................          0        213,579
 Non-taxable...............        677          2,113
Held-to-maturity
 securities:
 Taxable...................          0        143,941
 Non-taxable...............      6,922         20,146
Short-term investments.....          0         28,916
                              --------     ----------
       Totals..............   $  9,995     $2,242,247
                              ========     ==========

VOLUME-RATE ANALYSIS (TABLE 2)

     The following table shows a summary of the changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities for 1999/1998 and 1998/1997. Changes not solely attributable to a change in rate or volume are allocated proportionately relative to the absolute change of rate and volume.

                                            1999 VERSUS 1998                         1998 VERSUS 1997
                                 --------------------------------------   ---------------------------------------
                                 INCREASE (DECREASE) DUE TO CHANGE IN:     INCREASE (DECREASE) DUE TO CHANGE IN:
                                 --------------------------------------   ---------------------------------------
                                    VOLUME        YIELD/                     VOLUME         YIELD/
                                 OUTSTANDING       RATE         TOTAL      OUTSTANDING       RATE        TOTAL
                                 ------------   -----------   ---------   -------------   ----------   ----------
                                                                  (IN THOUSANDS)
Interest income on:
  Loans........................    $386,794     $ (102,466)   $284,328       $319,260      $(47,801)    $271,459
  Available-for-sale
     securities................      71,701         12,535      84,236          4,412        (8,625)      (4,213)
  Held-to-maturity
     securities................       9,063         (7,440)      1,623         36,797        (3,095)      33,702
  Short-term investments.......     (14,895)          (774)    (15,669)        24,878        (1,261)      23,617
                                   --------     ----------    --------       --------      --------     --------
          Total interest
            income.............     452,663        (98,145)    354,518        385,347       (60,782)     324,565
Interest expense on:
  Interest-bearing deposits....     143,477        (78,876)     64,601        168,149       (15,368)     152,781
  Short-term borrowings........     100,660        (12,359)     88,301          7,675        (9,511)      (1,836)
  Federal Home Loan Bank
     advances..................      14,323         (3,726)     10,597         34,990          (928)      34,062
  Long-term debt...............      (5,072)        (5,145)    (10,217)        13,808         1,362       15,170
                                   --------     ----------    --------       --------      --------     --------
          Total interest
            expense............     253,388       (100,106)    153,282        224,622       (24,445)     200,177
                                   --------     ----------    --------       --------      --------     --------
          Net interest
            income.............    $199,275     $    1,961    $201,236       $160,725      $(36,337)    $124,388
                                   ========     ==========    ========       ========      ========     ========

PROVISION FOR LOAN LOSSES

     During 1999, the Company recorded a $141.2 million provision for loan losses. This compares to a provision of $94.8 million in 1998. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management based on the factors as described in "Allowance for Loan Losses" later in the Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME

     Total non-interest income increased $57.8 million or 15% to $443.6 million in 1999. Growth occurred in most categories, with the largest increases in service charges on deposit accounts, investment fees and bank owned life insurance. From 1997 to 1998, the increase in non-interest income was $115.3 million or 43%, primarily due to increases in service charges on deposit accounts, mortgage banking operations, and bank owned life insurance.

     Service charges on deposit accounts accounted for the largest portion of the increase in non-interest income for the three years ended December 31, 1999. During 1999, service charges increased $36.3 million or 22% to $204.0 million. This increase is attributable to an increased number of deposit accounts and increases in certain service charge rates, particularly on business and individual checking accounts. In addition, service charges increased from increased usage of VISA Debit Cards and ATMs.

     Income from mortgage banking operations increased $2.6 million or 6% to $44.2 million. Mortgage interest rates increased during 1999 and loan production and related income leveled-off accordingly. From 1997 to 1998, income from mortgage banking operations increased 53%, as declining mortgage interest rates caused an increase in loan production.

     Bank card fees increased $3.4 million to $31.2 million at December 31, 1999, and trust fees increased $2.6 million to $30.3 million. Both were related to higher volume and various rate increases. All other fee income in 1999 was $51.0 million, up $13.7 million from 1998 and included investment fees of $18.1 million, international fees of $11.7 million and other fee income of $21.1 million. The increase in investment fees, 83.8% over the 1998 level, relates primarily to increased revenue from sales of annuity and mutual fund products.

     Gains on trading securities were $17.6 million at December 31, 1999, compared to $16.4 at December 31, 1998. Gains on available-for-sale securities were $0.9 million in 1999 and $4.3 million in 1998. During 1999 and 1998, $15.3 million and $18.4 million, respectively, in gains on loans held for sale were included in other non-interest income, primarily from sales of 1-4 family mortgages in the secondary market.

     Non-interest income also increased in 1999 and 1998 due to additional funding in mid-1998 of Bank Owned Life Insurance ("BOLI"), which covers the lives of certain of the Company's officers. These officers participate in the plan on a voluntary basis and have no direct vested interest in the policies, either through payments for or receipt of benefits from the plan. The Company is the sole beneficiary of the BOLI and all increases in its cash surrender value and death benefit proceeds are recorded in non-interest income. For the year ended December 31, 1999, income on the BOLI totaled $41.4 million compared to $32.6 million for the same period in 1998. The $32.0 million increase in BOLI from 1997 to 1998 is due to the initial funding of BOLI occurring in December 1997.

     There were no other significant non-recurring non-interest income items recorded during any of the three years in the period ended December 31, 1999.

NON-INTEREST INCOME (TABLE 3)

     The following table presents an analysis on non-interest income for 1999, 1998 and 1997 together with the amount and percent change from the prior year for 1999 and 1998:

                                                                         CHANGES FROM PRIOR YEAR
                                                                     -------------------------------
                                          YEAR ENDED DECEMBER 31,         1999             1998
                                          ------------------------   --------------   --------------
                                           1999     1998     1997    AMOUNT     %     AMOUNT     %
                                          ------   ------   ------   ------   -----   ------   -----
                                                                (IN MILLIONS)
Service charges on deposit accounts.....  $204.0   $167.7   $129.9   $36.3     21.6%  $ 37.8    29.2%
Mortgage banking operations.............    44.2     41.6     27.2     2.6      6.3     14.4    52.6
Bank card fees..........................    31.2     27.8     23.0     3.4     12.1      4.8    20.9
Trust fees..............................    30.3     27.7     24.5     2.6      9.2      3.2    13.0
Other fees..............................    51.0     37.3     31.9    13.7     36.8      5.4    16.9
Gains on trading securities, net........    17.6     16.4     10.6     1.2      7.0      5.8    54.9
Gains on loans held for sale, net.......    15.3     18.4     11.1    (3.1)   (16.7)     7.3    66.3
Gains on available-for-sale securities,
  net...................................     0.9      4.3      1.7    (3.4)   (79.0)     2.6   146.8
Bank owned life insurance...............    41.4     32.6      0.6     8.8     27.1     32.0      --
Other...................................     7.7     12.0     10.0    (4.3)   (35.9)     2.0    21.5
                                          ------   ------   ------   -----    -----   ------   -----
          Totals........................  $443.6   $385.8   $270.5   $57.8     15.0%  $115.3    42.6%
                                          ======   ======   ======   =====    =====   ======   =====

NON-INTEREST EXPENSE

     Total non-interest expense increased $96.1 million or 11% to $1,010.5 million from $914.4 million in 1998. The 1999 ratio of non-interest expense to average total assets was 2.51% compared to the 1998 level of 2.68%. The operating efficiency ratio was 55.39% in 1999 and 58.54% in 1998. The improvement in these two ratios reflects the Company's continuing efforts to control expense growth. From 1997 to 1998, the increase in non-interest expense was $166.2 million or 22%, primarily from growth experienced both internally and through acquisitions during 1998.

     Salaries and employee benefits accounted for the largest portion of non-interest expense and the largest portion of the increase during all three years. During 1999, salaries and employee benefits were $540.4 million, an increase of $44.6 million or 9% over 1998. This increase primarily related to annual merit increases, higher employee benefits costs, and an increase in the number of full-time equivalent employees of 4% to approximately 12,500 at December 31, 1999. From 1997 to 1998, salaries and employee benefits increased 23% to $493.8 million as the number of full-time equivalent employees increased 17%.

     In 1999, net occupancy expense increased $9.5 million or 13% to $82.0 million, while equipment expense increased $6.7 million or 11% to $67.7 million. These increases are attributable to a higher number of banking offices, including branches and other offices, in 1999 compared to 1998. During 1998, net occupancy expense increased $12.3 million or 21%, while equipment expense increased $15.3 million or 33%, due to an increased number of banking offices in 1998. All other non-interest expense items increased a total of $35.3 million or 12% to $320.4 million for 1999. These increases are primarily a result of growth in the general level of business throughout the Company. From 1997 to 1998, all other non-interest expense increased $47.6 million or 20%, reflecting the growth, both internal and through acquisitions, experienced by the Company during 1998.

YEAR 2000

     The Company uses a wide range of software and related technologies throughout its business that were affected by the date change in the year 2000. This date change required modification of portions of the Company's software so that its computer systems would properly recognize dates beyond December 31, 1999. The Company believes that with the upgrades or modifications made to existing software and conversion to new software, the impact of the Year 2000 issue was mitigated. SouthTrust has completed validating all systems that have customer impact or financial impact on the Company and no Year 2000 problems have been encountered. The Company does not expect any problems or issues related to year 2000 going forward.

     The total Year 2000 project cost was approximately $14.8 million; the Company expensed approximately $2.8 million, $6.2 million, and $5.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     There were no other significant non-recurring non-interest expense items recorded during any of the three years in the period ended December 31, 1999.

NON-INTEREST EXPENSE (TABLE 4)

     The following table presents an analysis on non-interest expense for 1999, 1998 and 1997 together with the amount and percent change from the prior year for 1999 and 1998:

                                                                          CHANGES FROM PRIOR YEAR
                                                                       ------------------------------
                                           YEAR ENDED DECEMBER 31,          1999            1998
                                          --------------------------   --------------   -------------
                                            1999      1998     1997    AMOUNT     %     AMOUNT    %
                                          --------   ------   ------   ------   -----   ------   ----
                                                               (IN MILLIONS)
Salaries and employee benefits..........  $  540.4   $495.8   $404.8   $44.6      9.0%  $ 91.0   22.5%
Net occupancy...........................      82.0     72.5     60.2     9.5     13.0     12.3   20.6
Equipment...............................      67.7     61.0     45.7     6.7     11.0     15.3   33.4
Professional services...................      67.4     57.5     51.4     9.9     17.2      6.1   11.8
Communications..........................      51.5     47.1     36.5     4.4      9.4     10.6   29.1
Business development....................      31.1     30.3     26.3     0.8      2.9      4.0   15.0
Supplies................................      25.3     29.1     23.2    (3.8)   (13.0)     5.9   25.3
Other...................................     145.1    121.1    100.1    24.0     19.8     21.0   20.9
                                          --------   ------   ------   -----    -----   ------   ----
          Totals........................  $1,010.5   $914.4   $748.2   $96.1    10.5%   $166.2   22.2%
                                          ========   ======   ======   =====    =====   ======   ====

INCOME TAXES

     Income tax expense increased $36.3 million or 20.3% to $215.5 million for the year ended December 31, 1999, resulting in an effective tax rate of 33%, compared to 33% and 36% in 1998 and 1997, respectively. The statutory federal tax rate was 35% during all three years.

     A reconciliation of the differences between income tax expense and income taxes calculated by applying the applicable statutory federal tax rates is provided in Note N of the Consolidated Financial Statements.

BALANCE SHEET SUMMARY

     Total assets at December 31, 1999 were $43.3 billion, representing an increase of 13% over the 1998 level of $38.1 billion. Average total assets increased 18% to $40.2 billion during 1999 from $34.1 billion in 1998. As of December 31, 1999, the five-year compound growth rate in total assets was 20%.

     During 1999, the Company consummated three business combinations in which the Company acquired additional assets of $706.1 million, including loans of $397.6 million, $36.4 million of cash and assumed deposits of $652.5 million. During 1998, the Company acquired $5,154.5 million in assets, including $1,241.3 million in loans, $3,283.4 million of cash and assumed deposits of $4,780.0 million. Note B to the Consolidated Financial Statements, included elsewhere in this report, provides additional information regarding business combinations. In the normal course of business, the Company regularly investigates acquisition and expansion opportunities, and expects this process will continue.

     Average interest-earning assets during 1999 were $37.1 billion, up $5.7 billion or 18% from 1998. Average interest-earning assets were 92% of average total assets in 1999 and 1998, respectively.

     Average interest-bearing liabilities were $34.2 billion in 1999 and $28.7 billion in 1998, and accounted for 85% of average liabilities and stockholders' equity in 1999, compared to 84% in 1998.

     Table 1, Average Balances and Interest Rates, includes average balances of assets and liabilities and stockholders' equity, and the rates earned/paid on major categories of interest-earning assets and interest-bearing liabilities for each of the three years in the period ended December 31, 1999.

LOANS

     Loans comprise the major portion of interest-earning assets of the Company, accounting for 79% and 78% of average interest-earning assets in 1999 and 1998, respectively. At December 31, 1999, loans, net of unearned income, totaled $31,697.8 million, up 16% from the December 31, 1998 level of $27,317.5 million. Of the total increase of $4,380.3 million from 1998 to 1999, $397.6 million represents loans obtained in acquisitions. The remainder of the increase, $3,982.7 million, represents an internal growth rate for loans of 15% for 1999.

     The largest portion of the increase in total loans was attributable to an increase in commercial, financial and agricultural loans, which increased $1,504.8 million to $11,265.2 million or 35.2% of total loans at December 31, 1999.

     Real estate construction loans increased $816.5 million to $4,342.9 million or 13.6% of total loans at December 31, 1999, from $3,526.4 million at December 31, 1998. At December 31, 1999 construction loans included approximately $766.0 million in loans on residential properties, loans on income producing commercial real estate of $3,034.9 million, and $542.0 million of loans secured by owner occupied real estate.

     Demand for commercial real estate mortgage loans was strong in 1999, with loans increasing $1,129.0 million to $6,029.2 million or 18.9% of total loans at December 31, 1999. Commercial real estate mortgage loans as a group share similar credit risk characteristics including sensitivity to economic conditions that may affect occupancy and/or rental rates of the underlying collateral. Loan types other than commercial real estate mortgages have widely diversified credit risks. For this reason, the Company considers commercial real estate mortgage loans as its largest credit concentration.

     Residential real estate mortgage loans increased $529.7 million to $6,773.4 million or 21.2% of total loans in 1999 compared to $6,243.7 million in 1998. As mortgage interest rates increased during 1999, demand for adjustable rate mortgages has also increased.

     Loans to individuals at December 31, 1999 were $3,562.0 million or 11.1% of total loans, up $466.1 million from December 31, 1998. Loans to individuals totaling $354.5 million were obtained in the acquisition of other financial institutions.

     Demand for all types of loans remained strong during 1999, and all categories experienced growth. However, the Company is expecting slower loan growth in 2000 as compared to historical growth rates. Given the recent and possible future interest rate increases from the Fed, economic growth in general is expected to slow down, including loan demand. Also, the Company is emphasizing diversification of the loan portfolio mix. As part of this diversification, the Company is placing more emphasis on variable rate loans.

LOAN PORTFOLIO (TABLE 5)

     The following table presents loans by type and percent of total at the end of each of the last five years:

                                                                         DECEMBER 31
                              -------------------------------------------------------------------------------------------------
                                    1999                1998                1997                1996                1995
                              -----------------   -----------------   -----------------   -----------------   -----------------
                               AMOUNT       %      AMOUNT       %      AMOUNT       %      AMOUNT       %      AMOUNT       %
                              ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
                                                                        (IN MILLIONS)
Commercial, financial and
  agricultural..............  $11,265.2    35.2%  $ 9,760.4    35.4%  $ 7,709.6    34.1%  $ 6,847.5    35.2%  $ 5,965.9    40.4%
Real estate construction....    4,342.9    13.6     3,526.4    12.8     2,937.2    13.0     1,930.6     9.9     1,245.8     8.4
Commercial real estate
  mortgage..................    6,029.2    18.9     4,900.2    17.8     3,543.8    15.6     3,008.9    15.5     2,264.7    15.4
Residential real estate
  mortgage..................    6,773.4    21.2     6,243.7    22.7     5,277.1    23.3     4,687.5    24.0     3,221.3    21.8
Loans to individuals........    3,562.0    11.1     3,095.9    11.3     3,166.2    14.0     2,992.1    15.4     2,059.3    14.0
                              ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
                               31,972.7   100.0%   27,526.6   100.0%   22,633.9   100.0%   19,466.6   100.0%   14,757.0     100%
                                          =====               =====               =====               =====               =====
  Unearned income...........     (274.9)             (209.1)             (159.1)             (135.5)             (101.9)
                              ---------           ---------           ---------           ---------           ---------
Loans, net of unearned
  income....................   31,697.8            27,317.5            22,474.8            19,331.1            14,655.1
  Allowance for loan
    losses..................     (442.3)             (377.5)             (315.5)             (269.9)             (206.6)
                              ---------           ---------           ---------           ---------           ---------
        Net Loans...........  $31,255.5           $26,940.0           $22,159.3           $19,061.2           $14,448.5
                              =========           =========           =========           =========           =========

     As of December 31, 1999, contractual maturities of loans in the indicated classification and sensitivity to changes in interest rates on certain of these loans were as follows:

                                                                                     LOANS MATURING AFTER
                                                  MATURITIES                               ONE YEAR
                                ----------------------------------------------   -----------------------------
                                ONE YEAR     ONE TO        OVER                  PREDETERMINED    ADJUSTABLE
                                OR LESS    FIVE YEARS   FIVE YEARS    TOTALS     INTEREST RATE   INTEREST RATE
                                --------   ----------   ----------   ---------   -------------   -------------
                                                                (IN MILLIONS)
Commercial, financial, and
  agricultural................  $3,340.8   $ 5,339.4    $ 2,585.0    $11,265.2     $ 5,327.6       $2,596.8
Real estate construction......   1,851.5     1,911.1        580.2      4,342.8       1,002.6        1,488.7
Commercial real estate
  mortgage....................   1,008.7     3,165.6      1,855.0      6,029.3       3,697.9        1,322.7
Residential real estate
  mortgage....................   1,593.2       646.3      4,533.9      6,773.4       3,249.0        1,931.2
Loans to individuals..........     792.1     1,679.9      1,090.0      3,562.0       2,748.2           21.7
                                --------   ---------    ---------    ---------     ---------       --------
                                $8,586.3   $12,742.3    $10,644.1    $31,972.7     $16,025.3       $7,361.1
                                ========   =========    =========                  =========       ========
Unearned income...............                                          (274.9)
                                                                     ---------
Loans net of unearned
  income......................                                       $31,697.8
                                                                     =========

NON-PERFORMING ASSETS

     Non-performing assets at December 31, 1999 were $162.7 million or .51% of net loans, plus other non-performing assets, representing a decrease of $1.2 million from the December 31, 1998 level of $163.9 million or .60%. Non-performing assets at December 31, 1999 included $112.0 million in loans on non-accrual status, $38.3 million in other real estate owned, and $12.4 million of other repossessed assets. During 1999, the total other real estate owned and repossessed assets obtained through acquisitions was $0.5 million.

     Combined non-performing real estate loans and properties taken in foreclosure of real estate loans totaled $54.8 million at December 31, 1999. This represented 34% of total non-performing assets as compared to $73.6 million or 45% at December 31, 1998.

     Loans 90 days past due and accruing were $71.5 million at December 31, 1999, compared to $80.9 million at December 31, 1998.

     In addition to loans on non-performing status at December 31, 1999, the Company has identified potential problem loans of approximately $67.6 million for which Management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, which may result in the loan repayment terms being restructured, and/or the loans going on non-performing status. Such loans are continuously reviewed by Management, and their classification may be changed if conditions warrant. At December 31, 1998, potential problem loans totaled $59.7 million.

NON-PERFORMING ASSETS (TABLE 6)

     The following table summarizes the Company's non-performing assets and accruing loans 90 days or more past due as of December 31 for the last five years:

                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
                                                                    (IN MILLIONS)
Commercial, financial and agricultural...........  $  78.7   $  49.6   $  61.4   $  46.1   $  33.3
Real estate construction.........................      3.8       7.5       4.4       4.3       3.8
Commercial real estate mortgage..................     12.2      13.8      15.5      11.5      21.7
Residential real estate mortgage.................     14.7      23.5      31.5      16.6      13.1
Loans to individuals.............................      2.6       3.9       7.1       6.4       4.1
                                                   -------   -------   -------   -------   -------
          Total non-performing loans.............    112.0      98.3     119.9      84.9      76.0
Other real estate owned..........................     38.3      46.5      43.8      43.9      39.3
Other repossessed assets.........................     12.4      19.1      16.7      10.2       6.8
                                                   -------   -------   -------   -------   -------
          Total non-performing assets............    162.7     163.9     180.4     139.0     122.1
Accruing loans 90 days or more past due..........     71.5      80.9      54.0      40.4      36.3
                                                   -------   -------   -------   -------   -------
          Total non-performing assets and
            accruing loans 90 days or more past
            due..................................  $ 234.2   $ 244.8   $ 234.4   $ 179.4   $ 158.4
                                                   =======   =======   =======   =======   =======
Provision for loan losses........................  $ 141.2   $  94.8   $  90.6   $  90.0   $  61.3
Net charge-offs..................................     86.3      58.3      51.8      47.7      29.5
For the Period Ended:
  Net loans charged-off to average net loans.....     0.29%     0.24%     0.25%     0.28%     0.22%
  Provision for loan losses to net charge-offs...   163.58    162.69    175.00    188.89    207.95
Period End:
  Allowance to net loans outstanding.............     1.40      1.38      1.40      1.40      1.41
  Allowance to non-performing loans..............   394.83    383.98    263.16    317.57    271.88
  Non-performing loans to total loans............     0.35      0.36      0.53      0.44      0.52
  Non-performing assets to total loans plus other
     non-performing assets.......................     0.51      0.60      0.80      0.72      0.83
  Non-performing assets and accruing loans 90
     days or more past due to total loans plus
     other non-performing assets.................     0.74      0.89      1.04      0.93      1.08

ALLOWANCE FOR LOAN LOSSES

     The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon Management's estimated range of those losses. Actual losses for these loans can vary significantly from this estimate. The Company's subsidiary bank is regulated by the Office of the Comptroller of the Currency ("OCC"). Management also considers recommendations from the OCC in concluding on the adequacy of the allowance for loan losses. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model and resulting allowance level are adjusted accordingly as these factors change. The historical and migration loss rates described below which are used in determining the allowance also provide a self-correcting feature to the methodology.

     The Company's total allowance at December 31, 1999 and 1998 equated to approximately 675% and 720%, respectively, of the average net charge-offs over the past three years. However, historical charge-offs are not necessarily indicative of future expectations; therefore, the Company considers other risk factors when determining the allowance for loan losses.

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

     In addition to the above, the Company considers other risk elements in establishing the reserve for both Non-problem and Problem loans. These risk elements are based on Management's evaluation of various conditions that affect inherent losses which are not directly measured by applying the historical or migration loss rates. Also, in most cases, the impact of these risk elements has not yet been reflected in the level of non-performing loans or in the internal risk grading process. Evaluation of these elements involves a higher degree of uncertainty since they are not directly associated with specific problem credits. These elements are discussed below.

     The Company's loan portfolio has historically experienced an annual growth rate in excess of our peers. While the Company strives to use prudent underwriting and credit management standards, such growth and related underwriting risks lead to increased losses which are not realized until after period end. Additionally, loans acquired through the various business combinations carry additional credit risk due to uncertainties associated with the underwriting process and deviations from the Company's credit underwriting standards at the acquired institutions. The Company is also subject to risk associated with certain industry concentrations. Commercial real estate mortgage loans represent the Company's largest concentration and although this segment of the portfolio has performed well in recent years, Management considers the associated risk within the commercial real estate portfolio as part of the other risk elements. The Company has established a sound credit policy which guides the manner in which loans are underwritten. Exceptions from this policy may be necessary to facilitate the lending process. The associated exception risk has also been considered in computing the allowance.

     The allowance allocated to Problem loans at December 31, 1999 totaled $156.8 million and represented an allowance percentage of 6.31% of Problem loans. The allowance allocated to Non-problem loans totaled $285.5 million or 0.98% of Non-problem loans. The allocation of the allowance on Non-problem loans is based on estimates of losses inherent in this portfolio which have not yet been specifically identified in the Company's problem loan rating process.

     Based on the methodology outlined above, the total allowance for loan losses was $442.3 million at December 31, 1999 and $377.5 million at December 31, 1998. As a percentage of outstanding loans, the allowance for loan losses was 1.40%, compared to the December 31, 1998 level of 1.38%. Net charge-offs during 1999 totaled $86.3 million, an increase of $28.0 million from the 1998 level.

ALLOWANCE FOR LOAN LOSSES (TABLE 7)

     The following table summarizes information concerning the allowance for loan losses for each of the last five years:

                                                             YEAR ENDED DECEMBER 31
                                            ---------------------------------------------------------
                                              1999        1998        1997        1996        1995
                                            ---------   ---------   ---------   ---------   ---------
                                                                  (IN MILLIONS)
Loans outstanding at year end, net of
  unearned income.........................  $31,697.8   $27,317.5   $22,474.8   $19,331.1   $14,655.1
                                            =========   =========   =========   =========   =========
Average loans outstanding, net of unearned
  income..................................  $29,307.9   $24,609.0   $20,888.9   $16,885.4   $13,326.1
                                            =========   =========   =========   =========   =========
                                                                 (IN THOUSANDS)
Balance beginning of year.................  $ 377,525   $ 315,471   $ 269,863   $ 206,638   $ 171,692
Loans charged-off:
  Commercial, financial and
     agricultural.........................     47,612      18,131      20,992      27,600      10,753
  Real estate construction................        421          18         105          38         160
  Commercial real estate mortgage.........        270         894       1,131       2,234       4,543
  Residential real estate mortgage........      3,393       3,510       4,301       1,598       2,351
  Loans to individuals....................     49,406      49,744      36,374      29,871      23,328
                                            ---------   ---------   ---------   ---------   ---------
          Total charge-offs...............    101,102      72,297      62,903      61,341      41,135
                                            ---------   ---------   ---------   ---------   ---------
Recoveries of loans previously
  charged-off:
  Commercial, financial and
     agricultural.........................      5,239       4,936       4,145       3,502       3,176
  Real estate construction................          0          41           0          39          10
  Commercial real estate mortgage.........         12          50         513       1,326       2,584
  Residential real estate mortgage........        376         328         271         270         332
  Loans to individuals....................      9,126       8,673       6,195       8,544       5,561
                                            ---------   ---------   ---------   ---------   ---------
          Total recoveries................     14,753      14,028      11,124      13,681      11,663
                                            ---------   ---------   ---------   ---------   ---------
Net loans charged-off.....................     86,349      58,269      51,779      47,660      29,472
Additions to allowance charged to
  expense.................................    141,249      94,796      90,613      90,027      61,286
Subsidiaries' allowance at date of
  purchase................................      9,918      25,527       6,774      20,858       3,132
                                            ---------   ---------   ---------   ---------   ---------
Balance end of year.......................  $ 442,343   $ 377,525   $ 315,471   $ 269,863   $ 206,638
                                            =========   =========   =========   =========   =========
Allowance for loan losses, end of year:
  Commercial, financial and
     agricultural.........................  $ 164,501   $ 135,343   $ 110,925   $  91,135   $  67,988
  Real estate construction................     51,784      38,200      21,568      24,844      15,883
  Commercial real estate mortgage.........     79,910      72,996      44,617      26,925      24,874
  Residential real estate mortgage........     25,221      25,630      44,867      47,057      24,071
  Loans to individuals....................     65,838      67,603      68,258      49,790      44,418
  Unallocated portion of reserve..........     55,089      37,753      25,236      30,112      29,404
                                            ---------   ---------   ---------   ---------   ---------
     Balance end of year..................  $ 442,343   $ 377,525   $ 315,471   $ 269,863   $ 206,638
                                            =========   =========   =========   =========   =========
Ratios:
  Allowance to net loans outstanding......       1.40%       1.38%       1.40%       1.40%       1.41%
  Net loans charged-off to average net
     loans................................       0.29        0.24        0.25        0.28        0.22
  Provision for loan losses to net
     charge-offs..........................     163.58      162.69      175.00      188.89      207.95
  Provision for loan losses to average net
     loans................................       0.48        0.39        0.43        0.53        0.46
  Allowance to average net loans..........       1.51        1.53        1.51        1.60        1.55

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

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

     At December 31, 1999, total securities were $8,048.0 million, consisting of available-for-sale securities of $5,061.0 million and securities classified as held-to-maturity of $2,987.0 million. Available-for-sale securities increased $1,258.3 million or 33% from the year-end 1998 levels. The largest portion of the increase was in U.S. Government agency securities, which increased $829.8 million over the 1998 level.

     At December 31, 1999, the Company's investment portfolio included approximately $2,315.5 million in collateralized mortgage obligations ("CMO's") and other mortgage backed securities. Approximately 35% of this amount were securities with floating interest rates, and 65% were fixed interest rate securities. CMO's and mortgage-backed securities present some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of declining interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages. The Company does not consider this risk to be significant.

     The Company's investment in structured notes and derivative investment securities is nominal and would not have a significant effect on the Company's net interest margin.

     For available-for-sale securities, the amortized cost exceeded the fair value by $173.4 million, resulting in an after-tax decrease to stockholders' equity of $108.9 million at December 31, 1999. This unrealized loss compares to a net of tax unrealized gain of $5.5 million at December 31, 1998. The decrease in fair values relative to amortized cost is primarily attributable to the effects of the rising interest rate environment during the last half of 1999. At December 31, 1999, the amortized cost of held-to-maturity securities exceeded the fair value by $123.3 million, compared to an unrealized gain of $32.8 million at December 31, 1998.

     At December 31, 1999, the gross unrealized gains for the entire securities portfolio were $10.0 million and gross unrealized losses were $306.7 million. During 1999, proceeds from sales of available-for-sale securities were $461.7 million and resulted in gross gains of $4.9 million and gross losses of $4.0 million. Gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on future income, liquidity or capital resource trends.

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES (TABLE 8)

     The following table provides an analysis of amortized cost and fair value of available-for-sale securities and held-to-maturity securities as well as their maturities and year-end yields at December 31, 1999:

                                                 AVAILABLE-FOR-SALE SECURITIES       HELD-TO-MATURITY SECURITIES
                                                --------------------------------   --------------------------------
                                                AMORTIZED     FAIR     YEAR-END    AMORTIZED      FAIR     YEAR-END
                                                  COST       VALUE       YIELD        COST       VALUE      YIELD
                                                ---------   --------   ---------   ----------   --------   --------
                                                                       (DOLLARS IN MILLIONS)
U.S. Treasury:
  Within one year.............................  $    8.5    $    8.5     6.46%      $    3.5    $    3.5     5.54%
  One to five years...........................      30.6        30.4     6.06            3.4         3.3     5.85
  Five to ten years...........................       0.0         0.0     0.00            0.0         0.0     0.00
  More than ten years.........................       0.0         0.0     0.00            0.0         0.0     0.00
                                                --------    --------     ----       --------    --------    -----
         Totals...............................      39.1        38.9     6.15            6.9         6.8     5.69
                                                --------    --------     ----       --------    --------    -----
U.S. Government Agencies:
  Within one year.............................       2.5         2.5     5.22            1.5         1.5     4.98
  One to five years...........................     110.5       108.9     6.20          224.6       221.4     6.82
  Five to ten years...........................   2,241.5     2,123.2     6.76        2,263.2     2,150.0     6.80
  More than ten years.........................       0.0         0.0     0.00            0.0         0.0     0.00
                                                --------    --------     ----       --------    --------    -----
         Totals...............................   2,354.5     2,234.6     6.73        2,489.3     2,372.9     6.80
                                                --------    --------     ----       --------    --------    -----
Collateralized Mortgage Obligations and
  Mortgage-backed Securities:
  Within one year.............................      30.0        30.0     7.01           19.0        19.1     7.37
  One to five years...........................     394.2       387.0     6.03           70.2        70.8     7.31
  Five to ten years...........................   1,235.4     1,215.5     6.90           77.3        77.2     7.53
  More than ten years.........................     410.7       405.1     6.42          111.4       108.4     6.75
                                                --------    --------     ----       --------    --------    -----
         Totals...............................   2,070.3     2,037.6     6.64          277.9       275.5     7.15
                                                --------    --------     ----       --------    --------    -----
States and Political Subdivisions:
  Within one year.............................       1.5         1.5     7.78           17.8        18.0    10.79
  One to five years...........................       4.4         4.4     7.28           21.9        22.5    10.25
  Five to ten years...........................      47.0        45.2     7.03           26.4        27.9    10.61
  More than ten years.........................     235.5       220.8     7.08           18.9        19.0     9.22
                                                --------    --------     ----       --------    --------    -----
         Totals...............................     288.4       271.9     7.08           85.0        87.4    10.25
                                                --------    --------     ----       --------    --------    -----
Other Debt Securities:
  Within one year.............................       5.1         5.1     5.34           10.1        10.0     6.78
  One to five years...........................       0.0         0.0     0.00            1.0         1.0     6.75
  Five to ten years...........................      54.2        51.4     6.84           81.5        78.7     7.29
  More than ten years.........................      12.0        10.7     5.23           35.3        31.4     7.09
                                                --------    --------     ----       --------    --------    -----
         Totals...............................      71.3        67.2     6.50          127.9       121.1     7.19
                                                --------    --------     ----       --------    --------    -----
Total Debt Securities:
  Within one year.............................      47.6        47.6     6.66           51.9        52.1     8.24
  One to five years...........................     539.7       530.7     6.08          321.1       319.0     7.15
  Five to ten years...........................   3,578.1     3,435.3     6.81        2,448.4     2,333.8     6.88
  More than ten years.........................     658.2       636.6     6.63          165.6       158.8     7.10
                                                --------    --------     ----       --------    --------    -----
         Totals...............................   4,823.6     4,650.2     6.70%       2,987.0     2,863.7     6.94%
                                                --------    --------     ====       --------    --------    =====
Equity Securities.............................     410.8       410.8                      --          --
                                                --------    --------                --------    --------
         Total Securities.....................  $5,234.4    $5,061.0                $2,987.0    $2,863.7
                                                ========    ========                ========    ========

SHORT-TERM INVESTMENTS

     At December 31, 1999, total short-term investments were $368.1 million, a decrease of $489.5 million from the $857.6 million level at year-end 1998. At year-end 1999, short-term investments included $46.4 million in federal funds sold, $0.4 million in interest-bearing deposits with other banks, trading securities of $69.5 million, and loans held for sale of $251.8 million. Securities held for trading purposes are primarily inventory at the Company's brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 family mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value.

     The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position, in determining desired balances of short-term investments and alternative uses of such funds.

FUNDING

     Total deposits and borrowed funds at December 31, 1999 were $39.8 billion, up 14% from the 1998 level of $34.9 billion. The Company's overall funding level is governed by current and expected asset demand and capital needs. The Company's funding sources can be divided into four broad categories: deposits, short-term borrowings, Federal Home Loan Bank advances and long-term debt. The mixture of these funding types depends upon the Company's maturity and liquidity needs, the current rate environment, and the availability of such funds.

     The Company monitors certain ratios and liability concentrations to ensure funding levels are maintained within established policies. These policies include a maximum short-term liability to total asset ratio of 40% and a limit on funding concentrations from any source, excluding deposits, as a percent of total assets of 20%. Various maturity limits have also been established.

     Deposits are the Company's primary source of funding. At December 31, 1999, total deposits were $27,739.3 million, up $2,899.4 million or 12% from the 1998 level of $24,839.9 million. During 1999, the Company acquired deposits of financial institutions totaling approximately $652.5 million. The remaining $2,246.9 million increase in deposits during 1999 represents an internal growth rate of 9%.

     The largest portion of the increase in total deposits was an increase in time deposits of $100,000 and over, which increased $3,994.0 million to $7,513.9 million. Consumer time and savings decreased $1,181.5 million or 6% to $17,364.3 million. Non-interest-bearing demand deposits increased $86.9 million or 3% to $2,861.1 million. Non-interest-bearing demand deposits accounted for 10.3% and 11.2% of total deposits at December 31, 1999 and 1998, respectively.

DEPOSITS (TABLE 9)

     The average daily balances of deposits and rates paid on such deposits are summarized for the last three years in the following table:

                                                              YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------
                                                     1999               1998               1997
                                               ----------------   ----------------   ----------------
                                                AMOUNT     RATE    AMOUNT     RATE    AMOUNT     RATE
                                               ---------   ----   ---------   ----   ---------   ----
                                                                   (IN MILLIONS)
Demand deposits:
  Non-interest-bearing.......................  $ 2,721.6          $ 2,323.3          $ 2,095.4
  Interest-bearing...........................      883.2   2.62%      607.0   2.58%      533.7   2.70%
Savings deposits.............................    2,344.8   2.84     1,969.2   3.27     1,265.3   3.08
Time deposits................................   19,863.3   4.39    17,173.0   4.76    14,258.0   4.85
                                               ---------          ---------          ---------
          Totals.............................  $25,812.9          $22,072.5          $18,152.4
                                               =========          =========          =========

     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1999, are summarized as follows:

                                                                  TIME           OTHER
                                                              CERTIFICATES       TIME
                                                               OF DEPOSIT      DEPOSITS       TOTAL
                                                              ------------   -------------   --------
                                                                           (IN MILLIONS)
Within three months.........................................    $5,210.1        $ 27.5       $5,237.6
After three through six months..............................       444.9           0.0          444.9
After six through twelve months.............................     1,119.9           0.0        1,119.9
After twelve months.........................................       418.9         292.6          711.5
                                                                --------        ------       --------
          Totals............................................    $7,193.8        $320.1       $7,513.9
                                                                ========        ======       ========

     Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and miscellaneous other borrowed funds. Short-term borrowings have become an increasingly used funding source by the Company. Access to alternative short-term funding sources allows the Company to meet its liquidity needs without relying solely on increasing deposits on a short-term basis, which could have the effect of increasing deposit rates on a substantial portion of the deposit base in order to obtain an incremental level of funding.

     Total short-term borrowings increased $1,284.0 million, or 21%, to $7,397.0 million at December 31, 1999 from $6,113.0 million at December 31, 1998. At December 31, 1999, total short-term borrowings included federal funds purchased of $3,465.6 million, securities sold under agreements to repurchase of $1,725.5 million, and other borrowed funds of $2,205.9 million, which includes $2,100.0 million in short-term bank notes payable, and other short-term borrowings of $105.9 million. At year-end 1999, total short-term borrowings were 18.6% of total funding compared to 17.5% at December 31, 1998. Note I to the Consolidated Financial Statements includes additional information relating to outstanding balances and rates on short-term borrowings.

     The Company uses Federal Home Loan Bank ("FHLB") advances as an alternative to other funding sources with similar maturities. FHLB advances totaled $3,530.3 million at December 31, 1999, up $749.9 million from last year's level of $2,780.4 million. Approximately 20% of the year-end balance had floating interest rates, while 80% had fixed interest rates. Of the $3,530.3 million outstanding at year-end 1999, $705.1 million have remaining maturities of less than five years, and substantially all of the remaining $2,825.2 million have remaining maturities through 2016. Note J to the Consolidated Financial Statements includes additional information relating to outstanding balances and rates of FHLB advances.

     Long-term debt is used to provide funds to finance long-term assets, and is an integral element of the Company's supplemental regulatory capital. Long-term debt consists primarily of subordinated notes and debentures. Long-term debt at December 31, 1999 totaled $1,125.5 million compared to $1,154.9 million at

December 31, 1998, a decrease of $29.4 million. In 1999, the Company issued $50 million of 8.00% Subordinated Notes which mature in 2014 and $0.2 million of other long-term debt. Repayments of long-term debt during 1999 included the maturity of $75 million of 9.95% Subordinated Capital Notes and $4.6 million in other repayments. Note K to the Consolidated Financial Statements provides details of long-term debt issues, scheduled maturities, and other terms of the debt agreements.

     For the year ended December 31, 1999, the Company's average long-term debt to equity ratio was 39.9% compared to 47.3% at December 31, 1998. Scheduled maturities of long-term debt are not expected to have a significant impact on the Company's liquidity. There are no plans at present to repay any significant amounts of outstanding indebtedness prior to the scheduled maturity.

LIQUIDITY

     Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, the possible sale of available-for-sale securities and the ability to securitize certain types of loan provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits, the maturity structure of liabilities, and the accessibility to market sources of funds. The Consolidated Statements of Cash Flows, included elsewhere in this report, provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 1999.

     Table 5, included elsewhere in this report, shows scheduled loan maturities as of December 31, 1999. Approximately 27% of total loans mature within one year. Of the $23,386.4 million maturing after one year, $7,361.1 million or 31% had adjustable interest rates. Repayments of loans and scheduled loan maturities represent a substantial source of liquidity.

     The Company has $5,061.0 million in securities designated as available-for-sale. Though Management has no present plans to dispose of the available-for-sale securities, such securities do represent saleable assets to meet liquidity needs. Table 8, included elsewhere in this report, shows the maturity distribution of the Corporation's securities portfolio by major category. At December 31, 1999, securities classified as held-to-maturity included $51.9 million or 17% of the portfolio which had maturities of one year or less, and $321.1 million or 11% that mature within one to five years. Note D to the Consolidated Financial Statements includes an analysis of the amortized cost and fair value of the securities portfolio by contractual maturity, and an analysis of gross unrealized gains and gross unrealized losses in the securities portfolio at December 31, 1999 by major category. For held-to-maturity securities, gross unrealized gains at December 31, 1999 were $6.1 million and gross unrealized losses were $129.4 million.

     Core deposits, defined as total deposits less time deposits of $100,000 and over, constitute the Company's primary source of funding. The growth in core deposits, $1,094.6 million in 1999, provides a great deal of liquidity. Table 9, included elsewhere in the report, details average balances of deposits by type, the weighted average rate paid by type, and a maturity distribution of deposits of $100,000 or more.

     Short-term funds secured from external sources include federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds. Average short-term borrowings during 1999 were $6,945.8 million, and average short-term investments were $515.2 million, resulting in an average short-term borrowing position of $6,430.6 million in 1999.

     The primary source of funds available to SouthTrust Corporation, the parent company, is payment of dividends from its subsidiary bank. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 1999, $561.5 million of the net assets of the Company's subsidiaries, primarily SouthTrust Bank, N.A., was available for payment as dividends without prior regulatory approval. Substantially all other net assets were restricted as to payments to the parent company.

     No trends in the sources or uses of cash by the Company are expected to have a significant impact on the Company's liquidity position. The Company believes that the level of liquidity is sufficient to meet current and future liquidity requirements.

ASSET AND LIABILITY RISK MANAGEMENT

     Market risk is the risk of loss due to adverse changes in instrument values or earnings fluctuation resulting from changes in market values. This includes changes in interest rates, foreign exchange rates, commodity prices and equity price risk. The Company's primary market risk is exposure to interest rate changes, which is discussed below. As the Company's trading portfolio is relatively insignificant, it does not pose significant market risk and therefore separate disclosure is not presented below. See Note A to the Consolidated Financial Statements for a detailed description of the accounting policies used for derivatives, which are used to mitigate interest rate risk.

     Interest rate risk management strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. It is through these strategies that the Company seeks to manage the maturity and repricing characteristics of its balance sheet.

     Interest rate risk management is administered through the Company's Treasury Management group which operates under policies established by the Treasury Management Committee of the Company's board of directors. This committee, which meets monthly, reviews interest rate risk, liquidity, capital positions and off-balance sheet activity, including interest rate swap agreements. Interim oversight of the treasury management function is administered by the Treasury Management manager through regular meetings with the Company's Chief Financial Officer and other executive management. All decisions are made within established risk management guidelines and strategies.

     The modeling techniques used by SouthTrust simulate changes in net interest income under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.

     For 1999, the Company is changing the method of disclosure about market risk. In 1998, the Company disclosed the effect of a hypothetical 100 basis point increase in interest rates on the fair values of market risk sensitive instruments. The Company believes that disclosure of the effect of a hypothetical 100 basis point increase or decrease in interest rates on net interest income is a more meaningful indicator of the Company's market risk exposure.

     The following table illustrates the expected effect a given interest rate shift would have on net interest income of the Company as of December 31, 1999 and 1998:

                                                              CHANGE IN NET INTEREST
                                                                      INCOME
                                                              -----------------------
CHANGE IN INTEREST RATES                                          $             %
------------------------                                      ---------      --------
1999
  + 100 basis points........................................  $(74,220)        (4.87)%
  - 100 basis points........................................    58,997          3.87

1998
  + 100 basis points........................................  $(23,379)        (1.68)%
  - 100 basis points........................................    17,113          1.23

     The following table is an analysis of the Company's interest rate sensitivity position at December 31, 1999 and 1998. The interest rate sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate sensitivity gap. Factors considered are the contractual terms of the underlying obligations, including off-balance sheet items such as interest rate swaps, as well as Management's estimates of prepayment patterns and interest sensitivity of core deposits. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change. In addition, significant variations in interest rate sensitivity may exist within the repricing periods presented in which the Company has interest rate positions.

INTEREST RATE SENSITIVITY ANALYSIS (TABLE 10)

                                                                         DECEMBER 31, 1999
                                  -----------------------------------------------------------------------------------------------
                                                                                                              NON-
                                    0-30        31-90        91-180      181-365        1-5       OVER 5    INTEREST
                                    DAYS         DAYS         DAYS         DAYS        YEARS      YEARS     SENSITIVE     TOTAL
                                  ---------   ----------   ----------   ----------   ---------   --------   ---------   ---------
                                                                           (IN MILLIONS)
Variable-rate commercial and
  real estate loans.............  $ 8,948.1   $  1,400.1   $    410.2   $    524.4   $ 1,326.9   $  329.1   $     0.0   $12,938.8
Fixed-rate commercial and real
  estate loans..................      650.7        503.9        641.2      1,200.3     8,205.3    3,391.3         0.0    14,592.7
Loans to individuals............    1,516.0        436.9        287.7        391.3     1,205.5      328.9         0.0     4,166.3
                                  ---------   ----------   ----------   ----------   ---------   --------   ---------   ---------
        Total loans.............   11,114.8      2,340.9      1,339.1      2,116.0    10,737.7    4,049.3         0.0    31,697.8
Securities......................      785.3         39.7         90.7        142.0     1,085.0    5,905.3         0.0     8,048.0
Other interest-earning assets...      153.9        214.2          0.0          0.0         0.0        0.0         0.0       368.1
                                  ---------   ----------   ----------   ----------   ---------   --------   ---------   ---------
        Total interest-earning
          assets................   12,054.0      2,594.8      1,429.8      2,258.0    11,822.7    9,954.6         0.0    40,113.9
Allowance for loan losses.......        0.0          0.0          0.0          0.0         0.0        0.0      (442.3)     (442.3)
Other assets....................        0.0         .0.0         .0.0          0.0         0.0        0.0     3,590.9     3,590.9
                                  ---------   ----------   ----------   ----------   ---------   --------   ---------   ---------
        Total assets............  $12,054.0   $  2,594.8   $  1,429.8   $  2,258.0   $11,822.7   $9,954.6   $ 3,148.6   $43,262.5
                                  =========   ==========   ==========   ==========   =========   ========   =========   =========
Non-interest-bearing demand
  deposits......................  $     0.0   $      0.0   $      0.0   $      0.0   $     0.0   $    0.0   $ 2,861.1   $ 2,861.1
Interest-bearing demand
  deposits......................      156.6        430.8          0.0          0.0       500.8        0.0         0.0     1,088.2
Money market deposits...........      907.4      2,685.2          0.0          0.0     2,497.1        0.0         0.0     6,089.7
Savings deposits................      222.3         .0.0          0.0          0.0     2,001.2        0.0         0.0     2,223.5
Time deposits under $100,000          792.8      2,247.0      1,266.4      1,950.4     1,696.1       10.2         0.0     7,962.9
Other time deposits.............    3,382.5      2,289.2        512.1        810.1       374.6      145.4         0.0     7,513.9
                                  ---------   ----------   ----------   ----------   ---------   --------   ---------   ---------
        Total deposits..........    5,461.6      7,652.2      1,778.5      2,760.5     7,069.8      155.6     2,861.1    27,739.3
Short-term borrowings...........    5,655.0      1,739.4          0.6          2.0         0.0        0.0         0.0     7,397.0
FHLB advances...................    1,475.0      1,355.3        200.0        500.0         0.0        0.0         0.0     3,530.3
Long-term debt..................        0.0         25.5          0.0          0.0       300.0      800.0         0.0     1,125.5
Other liabilities...............        0.0          0.0          0.0          0.0         0.0        0.0       543.0       543.0
Stockholders' equity............        0.0          0.0          0.0          0.0         0.0        0.0     2,927.4     2,927.4
                                  ---------   ----------   ----------   ----------   ---------   --------   ---------   ---------
        Total liabilities and
          stockholders'
          equity................  $12,591.6   $ 10,772.4   $  1,979.1   $  3,262.5   $ 7,369.8   $  955.6   $ 6,331.5   $43,262.5
                                  =========   ==========   ==========   ==========   =========   ========   =========   =========
Interest rate gap...............  $  (537.6)  $ (8,177.6)  $   (549.3)  $ (1,004.5)  $ 4,452.9   $8,999.0   $(3,182.9)
Effect of interest rate swaps...     (300.0)      (640.0)      (450.0)        75.0     1,315.0        0.0
                                  ---------   ----------   ----------   ----------   ---------   --------
Cumulative interest rate gap....  $  (837.6)  $ (9,655.2)  $(10,654.5)  $(11,584.0)  $(5,816.1)  $3,182.9
                                  =========   ==========   ==========   ==========   =========   ========
Cumulative gap as a percentage
  of earning assets --
  December 31, 1999.............      (2.09)%     (24.07)%     (26.56)%     (28.88)%    (14.50)%     7.93%
  December 31, 1998.............       8.94%       (3.35)%      (6.89)%      (9.44)%     (3.25)%     8.16%

---------------

Significant assumptions:

(1) Allocations to specific interest sensitivity periods are based on the earlier of the repricing or maturity dates. These allocations have been adjusted for any estimated early principle payoffs, including callable bonds, mortgage-backed securities, 1-4 family mortgages, trading securities, loans held for sale, and FHLB advances.
(2) Interest-bearing demand, money market and savings deposit account repricing volumes are based on management assumptions of the sensitivity of these accounts in relation to changes in short-term market rates.
(3) Non-accrual loans are included in their respective loan categories and are classified in the "Over 1 year" repricing period.

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

     Stockholders' equity at December 31, 1999 was $2,927.4 million or 6.77% of year-end assets compared to $2,738.3 million or 7.18% in 1998. During 1999, net income added $443.2 million to stockholders' equity and dividends declared totaled $147.4 million, resulting in an internal common equity generation rate of 10.5% in 1999 compared to 9.6% in 1998.

     During 1999, sales of common stock through the Dividend Reinvestment Plan, the Employee Discount Stock Purchase Plan, the stock option plans, and the Long-term Incentive Plan totaling 529,179 shares added $13.1 million to equity. During 1999, 481,759 shares were issued in a business combination and added $6.7 million to equity. The net unrealized loss after tax on available-for-sale securities resulted in a net reduction to equity of $114.5 million for the year ended December 31, 1999, compared to a net reduction of $5.6 million for the year ended December 31, 1998. Treasury stock purchases for the exercise of stock options and the funding of employee benefit plans for 316,883 shares reduced equity by $12.0 million.

     During 1998, the Company issued 6,547,500 shares of common stock pursuant to its Prospectus Supplement dated January 22, 1998. These shares were offered to the public at a price of $36.50 per share and the Company received net proceeds of $35.68 per share, or a total of $233.2 million. The Company has used the proceeds from this sale for general corporate and working capital purposes, including funding investments in, or extensions of credit to, its banking and non-banking subsidiaries. In addition, some portion of the proceeds have been or may be used to fund closed or pending acquisitions.

     The annual dividend rate during 1999 was $.88 per share, representing a 16% increase over 1998. For 2000 the indicated annual dividend rate is $1.00 per share, marking the thirtieth consecutive year in which SouthTrust has increased its dividend. The dividend pay-out ratio during 1999 was 33.3%. Item 5, Market for the Registrant's Common Equity and Related Stockholder Information, includes a five-year history of the dividend pay-out ratio.

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

     The rules require a risk-based capital ratio of 8%, at least one-half of which must be made up of Core or Tier 1 capital elements. Tier 1 capital generally consists of common stock, capital surplus and retained earnings less treasury stock and certain intangible assets. Total risk-based capital includes Tier 1 capital, Tier 2 capital elements which consist of certain subordinated debt and the allowance for loan losses subject to certain limitations, and Tier 3 capital which includes qualifying unsecured subordinated debt. Tier 3 capital guidelines are only applicable to institutions that exceed certain prescribed trading activity thresholds. Currently, the Company is not subject to the Tier 3 capital requirements. The guidelines also impose a leverage requirement, defined as the ratio of Tier 1 capital to average assets subject to certain adjustments. The leverage ratio generally must exceed 4% and is driven by evaluation and discretion of the regulators. At December 31, 1999, SouthTrust had a total risk-based capital ratio of 10.41%, consisting of Tier 1 capital elements of 6.65% and Tier 2 capital elements of 3.76%, and a leverage ratio of 5.81%. The Federal Deposit Insurance Corporation Improvement Act of 1995 provided further guidance as to capital levels to be maintained by insured depository institutions and corresponding supervisory treatments. Under these guidelines the subsidiary bank is considered "well capitalized," the highest of the five supervisory groupings.

CAPITAL POSITION (TABLE 11)

     Following are the Company's risk-based capital ratios for the years ended December 31, 1999 and 1998:

                                                                DECEMBER 31,
                                                              ----------------
                                                                1999     1998
                                                              --------   -----
Tier 1 capital ratio........................................      6.65%   6.58%
Tier 2 capital elements.....................................      3.76    4.02
                                                              --------   -----
          Total risk-based capital ratio....................     10.41%  10.60%
                                                              ========   =====
Leverage ratio..............................................      5.81%   6.10%
                                                              ========   =====

QUARTERLY INCOME INFORMATION (TABLE 12)

     The Company's unaudited consolidated operating results for each quarter of 1999 and 1998 are summarized in the table below:

                                                          1999                                        1998
                                        -----------------------------------------   -----------------------------------------
                                                   THREE MONTHS ENDED                          THREE MONTHS ENDED
                                        -----------------------------------------   -----------------------------------------
                                        DEC. 31    SEPT. 30   JUNE 30    MAR. 31    DEC. 31    SEPT. 30   JUNE 30    MAR. 31
                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income.......................  $790,269   $750,123   $695,288   $670,767   $668,011   $656,045   $635,944   $597,462
Interest expense......................   432,401    394,381    358,493    354,263    357,074    359,196    345,874    324,112
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net interest income...................   357,868    355,742    336,795    316,504    310,937    296,849    290,070    273,350
Provision for loan losses.............    36,354     42,757     31,776     30,362     29,420     22,040     25,481     17,855
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net interest income after provision
  for loan losses.....................   321,514    312,985    305,019    286,142    281,517    274,809    264,589    255,495
Non-interest income...................   104,562    104,846     99,520    100,798     95,999     92,349     82,962     75,394
Gains on trading securities, net......     4,197      3,963      4,143      5,280      4,400      4,114      4,274      3,638
Gains on loans held for sale, net.....     2,784      4,490      3,623      4,452      3,330      3,305      4,851      6,934
Gains (losses) on available-for-sale
  securities, net.....................       513        148       (296)       534      1,481       (399)     1,058      2,152
Non-interest expense..................   260,160    258,812    248,886    242,643    242,226    236,798    222,913    212,506
                                        --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes............   173,410    167,620    163,123    154,563    144,501    137,380    134,821    131,107
Income tax expense....................    57,504     54,563     53,437     50,039     46,496     42,719     45,329     44,655
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net income............................  $115,906   $113,057   $109,686   $104,524   $ 98,005   $ 94,661   $ 89,492   $ 86,452
                                        ========   ========   ========   ========   ========   ========   ========   ========
Net income per share -- basic.........  $   0.69   $   0.67   $   0.66   $   0.62   $   0.59   $   0.57   $   0.56   $   0.55
Net income per share -- diluted.......      0.69       0.67       0.65       0.62       0.59       0.57       0.55       0.54
Dividends declared per share..........      0.22       0.22       0.22       0.22       0.19       0.19       0.19       0.19

CAPITAL STOCK (TABLE 13)

     SouthTrust Common Stock is traded in the over-the-counter market and quoted on the NASDAQ national market system under the symbol SOTR. As of February 25, 2000, approximately 15,491 shareholders of record owned Company stock. The following table summarizes the historical book value per share and dividends per share for each quarter of the past two years. Also included are the stock market price ranges of SouthTrust shares, as reported by NASDAQ's national market system.

                                                                        STOCK MARKET
                                                   BOOK VALUE           PRICE RANGE
                                                  PER SHARE AT      --------------------     DIVIDENDS
                                                  END OF PERIOD       LOW         HIGH       PER SHARE
                                                  -------------     -------     --------     ---------
1999
  First Quarter.................................     $16.72         $35 3/8     $42  3/8       $0.22
  Second Quarter................................      16.90          36          42  7/8        0.22
  Third Quarter.................................      17.20          32 3/4      38  15/16      0.22
  Fourth Quarter................................      17.44          32 3/4      41  13/16      0.22
          Year..................................                     32 3/4      42  7/8        0.88
1998
  First Quarter.................................     $15.49         $35 3/4     $45  1/8       $0.19
  Second Quarter................................      15.65          39 1/4      45             0.19
  Third Quarter.................................      16.10          30 11/16    45  3/8        0.19
  Fourth Quarter................................      16.38          24 7/8      39             0.19
          Year..................................                     24 7/8      45  3/8        0.76

SIX-YEAR CONDENSED BALANCE SHEETS (TABLE 14)

                                                                                                                  GROWTH RATES
                                                                                                               ------------------
                                                                                                                ONE     FIVE-YEAR
                                         1999        1998        1997        1996        1995        1994       YEAR    COMPOUND
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------   ---------
                                                                             (IN MILLIONS)
AVERAGE BALANCES:

Loans, net of unearned income........  $29,307.9   $24,609.0   $20,888.9   $16,885.4   $13,326.1   $10,606.6    19.09%    22.54%
Available-for-sale securities........    4,420.3     3,340.0     3,272.1     2,825.5     2,209.4     2,339.6    32.34     13.57
Held-to-maturity securities..........    2,863.6     2,735.6     2,227.4     1,721.9     1,838.3     1,565.0     4.68     12.84
Short-term investments:
  Federal funds sold and securities
    purchased under resale
    agreements.......................       53.2        34.5        28.3        66.5        29.6        21.3    54.20     20.09
  Interest-bearing deposits in other
    banks............................        1.2         1.1        18.0        17.5        16.8        12.6     9.09    (37.52)
  Trading securities.................       54.7        43.5        30.3        15.4        15.1        14.9    25.75     29.71
  Loans held for sale................      406.1       644.1       304.7       242.6       180.9       173.7   (36.95)    18.51
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total short-term
          investments................      515.2       723.2       381.3       342.0       242.4       222.5   (28.76)    18.28
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total earning assets.........   37,107.0    31,407.8    26,769.7    21,774.8    17,616.2    14,733.7    18.15     20.29
Allowance for loan losses............     (407.0)     (350.1)     (298.2)     (239.3)     (187.1)     (154.1)   16.25     21.44
Other assets.........................    3,538.5     3,039.6     2,000.9     1,748.5     1,554.8     1,355.3    16.41     21.16
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total assets.................  $40,238.5   $34,097.3   $28,472.4   $23,284.0   $18,983.9   $15,934.9    18.01%    20.35%
                                       =========   =========   =========   =========   =========   =========   ======    ======
Deposits:
  Interest-bearing...................  $23,091.3   $19,749.2   $16,057.0   $13,607.5   $11,588.9   $10,052.8    16.92%    18.10%
  Other..............................    2,721.6     2,323.3     2,095.4     2,270.5     2,023.3     1,849.2    17.14      8.04
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total deposits...............   25,812.9    22,072.5    18,152.4    15,878.0    13,612.2    11,902.0    16.95     16.75
Federal funds purchased and other
  short-term borrowed funds..........    6,945.8     4,976.2     4,834.8     3,636.7     2,995.9     2,259.9    39.58     25.18
Federal Home Loan Bank advances......    3,043.2     2,767.5     2,107.6     1,088.3       351.1       104.0     9.96     96.45
Long-term debt.......................    1,121.6     1,204.1       986.8       696.6       486.0       359.2    (6.85)    25.57
Other liabilities....................      501.0       529.8       439.6       384.8       277.9       218.6    (5.44)    18.04
Stockholders' equity.................    2,814.0     2,547.2     1,951.2     1,599.6     1,260.8     1,091.2    10.47     20.86
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total liabilities and
          stockholders' equity.......  $40,238.5   $34,097.3   $28,472.4   $23,284.0   $18,983.9   $15,934.9    18.01%    20.35%
                                       =========   =========   =========   =========   =========   =========   ======    ======

BALANCES AT YEAR-END:

Loans, net of unearned income........  $31,697.8   $27,317.5   $22,474.8   $19,331.1   $14,655.1   $12,121.9    16.03%    21.20%
Available-for-sale securities........    5,061.0     3,802.7     2,917.1     2,859.0     2,614.8     2,280.8    33.09     17.28
Held-to-maturity securities:.........    2,987.0     2,988.4     2,557.2     1,956.6     1,585.6     1,671.7    (0.05)    12.31
Short-term investments:
  Federal funds sold and securities
    purchased under resale
    agreements.......................       46.4        76.3        49.2        12.2       100.3        22.6   (39.19)    15.47
  Interest-bearing deposits in
    other banks......................        0.4         0.5         0.2         4.2        18.7        13.9   (20.00)   (50.82)
  Trading securities.................       69.5        73.2        58.8        17.8        15.7        16.9    (5.05)    32.68
  Loans held for sale................      251.8       707.6       403.8       191.3       221.4       147.7   (64.41)    11.26
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total short-term
          investments................      368.1       857.6       512.0       225.5       356.1       201.1   (57.08)    12.85
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total earning assets.........   40,113.9    34,966.2    28,461.1    24,372.2    19,211.6    16,275.5    14.72     19.77
Allowance for loan losses............     (442.3)     (377.5)     (315.5)     (269.9)     (206.6)     (171.7)   17.17     20.83
Other assets.........................    3,590.9     3,545.1     2,760.8     2,120.9     1,782.0     1,528.3     1.29     18.63
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total assets.................  $43,262.5   $38,133.8   $30,906.4   $26,223.2   $20,787.0   $17,632.1    13.45%    19.66%
                                       =========   =========   =========   =========   =========   =========   ======    ======
Deposits:
  Interest-bearing...................  $24,878.2   $22,065.7   $17,297.9   $14,725.1   $12,303.1   $10,761.5    12.75%    18.25%
  Other..............................    2,861.1     2,774.2     2,288.7     2,580.4     2,272.0     2,039.7     3.13      7.00
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total deposits...............   27,739.3    24,839.9    19,586.6    17,305.5    14,575.1    12,801.2    11.67     16.73
Federal funds purchased and other
  short-term borrowed funds..........    7,397.0     6,113.0     4,750.4     4,071.0     3,207.4     2,828.0    21.00     21.20
Federal Home Loan Bank advances......    3,530.3     2,780.4     2,782.4     1,744.2       651.9       251.9    26.97     69.56
Long-term debt.......................    1,125.5     1,154.9     1,106.4       983.2       535.4       388.8    (2.55)    23.69
Other liabilities....................      543.0       507.3       486.0       384.4       386.3       226.9     7.04     19.07
Stockholders' equity.................    2,927.4     2,738.3     2,194.6     1,734.9     1,430.9     1,135.3     6.91     20.86
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total liabilities and
          stockholders' equity.......  $43,262.5   $38,133.8   $30,906.4   $26,223.2   $20,787.0   $17,632.1    13.45%    19.66%
                                       =========   =========   =========   =========   =========   =========   ======    ======

SIX-YEAR SUMMARY OF EARNINGS (TABLE 15)

                                                                                                                 GROWTH RATES
                                                                                                              ------------------
                                                                                                               ONE     FIVE-YEAR
                                  1999         1998         1997         1996         1995         1994        YEAR    COMPOUND
                               ----------   ----------   ----------   ----------   ----------   -----------   ------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans, including fees......  $2,386,713   $2,102,095   $1,831,156   $1,483,705   $1,208,209   $   868,461    13.54%    22.41%
  Available-for-sale
    securities...............     286,701      210,489      215,015      179,920      139,451       130,470    36.21     17.05
  Held-to-maturity
    securities...............     196,169      192,345      157,165      117,835      121,435        99,098     1.99     14.63
  Federal funds sold and
    securities purchased
    under resale
    agreements...............       2,784        1,929        1,605        3,582        1,743           875    44.32     26.05
  Time deposits in other
    banks....................          30           65        1,072        1,015        1,079           539   (53.85)   (43.88)
  Trading securities.........       4,465        3,213        1,844          629          859           744    38.97     43.10
  Loans held for sale........      29,585       47,326       24,395       17,534       11,847         8,425   (37.49)    28.56
                               ----------   ----------   ----------   ----------   ----------   -----------   ------    ------
        Total interest
          income.............   2,906,447    2,557,462    2,232,252    1,804,220    1,484,623     1,108,612    13.65     21.26
                               ----------   ----------   ----------   ----------   ----------   -----------   ------    ------
INTEREST EXPENSE:
  Deposits...................     962,504      897,903      745,122      644,613      564,064       377,643     7.19     20.58
  Short-term borrowings......     353,281      264,980      266,816      194,159      174,330        98,189    33.32     29.18
  Federal Home Loan Bank
    advances.................     157,305      146,708      112,646       57,387       20,511         4,628     7.22    102.43
  Long-term debt.............      66,448       76,665       61,495       42,035       32,518        20,607   (13.33)    26.38
                               ----------   ----------   ----------   ----------   ----------   -----------   ------    ------
        Total interest
          expense............   1,539,538    1,386,256    1,186,079      938,194      791,423       501,067    11.06     25.17
                               ----------   ----------   ----------   ----------   ----------   -----------   ------    ------
        Net interest
          income.............   1,366,909    1,171,206    1,046,173      866,026      693,200       607,545    16.71     17.61
  Provision for loan
    losses...................     141,249       94,796       90,613       90,027       61,286        44,984    49.00     25.71
                               ----------   ----------   ----------   ----------   ----------   -----------   ------    ------
        Net interest income
          after provision for
          loan losses........   1,225,660    1,076,410      955,560      775,999      631,914       562,561    13.87     16.85
                               ----------   ----------   ----------   ----------   ----------   -----------   ------    ------
NON-INTEREST INCOME:
  Service charges on deposit
    accounts.................     204,044      167,742      129,869      109,213       93,276        86,304    21.64     18.78
  Mortgage banking
    operations...............      44,175       41,565       27,242       42,096       31,712        27,760     6.28      9.74
  Bank card fees.............      31,142       27,785       22,981       22,727       18,699        15,847    12.08     14.47
  Trust fees.................      30,254       27,704       24,529       21,886       18,936        16,863     9.20     12.40
  Other fees.................      50,954       37,239       31,911       27,812       27,843        20,414    36.83     20.07
  Bank owned life
    insurance................      41,404       32,580          603            0            0             0    27.70        --
  Gains on trading
    securities, net..........      17,583       16,426       10,607        9,033        5,915         7,052     7.04     20.05
  Gains on loans held for
    sale, net................      15,349       18,420       11,074        8,910          399         1,009   (16.67)    72.36
  Gains on available-for-sale
    securities, net..........         899        4,292        1,739        1,409          193           330   (79.05)    22.19
  Other......................       7,753       12,089        9,952       11,723       11,691         9,199   (38.92)    (4.70)
                               ----------   ----------   ----------   ----------   ----------   -----------   ------    ------
        Total non-interest
          income.............     443,557      385,842      270,507      254,809      208,664       184,778    14.96     19.14
                               ----------   ----------   ----------   ----------   ----------   -----------   ------    ------
NON-INTEREST EXPENSE:
  Salaries and employee
    benefits.................     540,382      495,837      404,846      331,600      281,546       257,637     8.98     15.97
  Net occupancy expense......      81,984       72,538       60,158       49,361       43,423        40,273    13.02     15.28
  Equipment expense..........      67,734       61,005       45,724       37,336       30,932        27,899    11.03     19.41
  Professional services......      67,411       57,503       51,414       45,596       34,785        27,242    17.23     19.87
  Communications.............      51,516       47,073       36,452       30,791       25,157        22,136     9.44     18.40
  Business development.......      31,149       30,263       26,312       23,199       21,221        16,090     2.93     14.12
  Supplies...................      25,274       29,054       23,190       17,250       12,051        10,248   (13.01)    19.79
  Other......................     145,051      121,170      100,120      108,165       87,419        84,474    19.71     11.42
                               ----------   ----------   ----------   ----------   ----------   -----------   ------    ------
        Total non-interest
          expense............   1,010,501      914,443      748,216      643,298      536,534       485,999    10.50     15.77
                               ----------   ----------   ----------   ----------   ----------   -----------   ------    ------
        Income before income
          taxes..............     658,716      547,809      477,851      387,510      304,044       261,340    20.25     20.31
  Income tax expense.........     215,543      179,199      171,143      132,807      105,039        88,338    20.28     19.53
                               ----------   ----------   ----------   ----------   ----------   -----------   ------    ------
NET INCOME...................  $  443,173   $  368,610   $  306,708   $  254,703   $  199,005   $   173,002    20.23%    20.70%
                               ==========   ==========   ==========   ==========   ==========   ===========   ======    ======
Average shares outstanding--
  basic......................     167,560      162,732      149,684      141,183      125,838       120,264     2.97%     6.86%
Average shares outstanding--
  diluted....................     168,778      164,148      151,008      142,154      126,687       121,157     2.82      6.85
Net income per
  share--basic...............  $     2.64   $     2.27   $     2.05   $     1.80   $     1.58   $      1.44    16.30     12.89
Net income per
  share--diluted.............        2.63         2.25         2.03         1.79         1.57          1.43    16.89     12.96
Dividends declared per
  share......................        0.88         0.76         0.67         0.59         0.53          0.45    15.79     14.35

                             SOUTHTRUST CORPORATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SouthTrust Corporation:

     We have audited the accompanying consolidated balance sheets of SouthTrust Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SouthTrust Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Birmingham, Alabama
January 28, 2000

                             SOUTHTRUST CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
ASSETS
Cash and due from banks.....................................  $   874,999    $   970,778
Short-term investments:
  Federal funds sold and securities purchased under resale
    agreements..............................................       46,350         76,275
  Interest-bearing deposits in other banks..................          417            506
  Trading securities........................................       69,508         73,215
  Loans held for sale.......................................      251,844        707,586
                                                              -----------    -----------
         Total short-term investments.......................      368,119        857,582
Available-for-sale securities...............................    5,061,001      3,802,718
Held-to-maturity securities(1)..............................    2,986,958      2,988,428
Loans.......................................................   31,972,758     27,526,597
Less --
  Unearned income...........................................      274,917        209,091
  Allowance for loan losses.................................      442,343        377,525
                                                              -----------    -----------
         Net loans..........................................   31,255,498     26,939,981
Premises and equipment, net.................................      730,602        690,852
Due from customers on acceptances...........................       20,574         28,965
Goodwill and core deposit intangibles.......................      583,303        549,689
Mortgage servicing rights...................................       79,450         61,601
Bank owned life insurance...................................      742,370        705,100
Other assets................................................      559,638        538,080
                                                              -----------    -----------
         Total Assets.......................................  $43,262,512    $38,133,774
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest-bearing..........................................  $24,878,183    $22,065,653
  Other.....................................................    2,861,162      2,774,239
                                                              -----------    -----------
         Total deposits.....................................   27,739,345     24,839,892
Federal funds purchased and securities sold under agreements
  to repurchase.............................................    5,191,057      5,200,026
Other short-term borrowings.................................    2,205,933        913,002
Bank acceptances outstanding................................       20,574         28,965
Federal Home Loan Bank advances.............................    3,530,324      2,780,340
Long-term debt..............................................    1,125,483      1,154,937
Other liabilities...........................................      522,367        478,346
                                                              -----------    -----------
         Total liabilities..................................   40,335,083     35,395,508
Stockholders' equity:
  Preferred stock, par value $1.00 a share(2)...............            0              0
  Common stock, par value $2.50 a share(3)..................      423,096        420,569
  Capital surplus...........................................      750,820        733,577
  Retained earnings.........................................    1,886,481      1,590,686
  Accumulated other comprehensive income....................     (108,928)         5,530
  Treasury stock, at cost(4)................................      (24,040)       (12,096)
                                                              -----------    -----------
         Total stockholders' equity.........................    2,927,429      2,738,266
                                                              -----------    -----------
         Total Liabilities and Stockholders' Equity.........  $43,262,512    $38,133,774
                                                              ===========    ===========
(1) Held-to-maturity securities-fair value..................  $ 2,863,710    $ 3,021,199
(2) Preferred shares authorized.............................    5,000,000      5,000,000
    Preferred shares issued.................................            0              0
(3) Common shares authorized................................  500,000,000    500,000,000
    Common shares issued....................................  169,238,391    168,227,453
(4) Treasury shares of common stock.........................    1,333,042      1,016,159

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                1999          1998          1997
                                                             -----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans, including fees....................................  $2,386,713    $2,102,095    $1,831,156
  Available-for-sale securities............................     286,701       210,489       215,015
  Held-to-maturity securities..............................     196,169       192,345       157,165
  Short-term investments...................................      36,864        52,533        28,916
                                                             ----------    ----------    ----------
          Total interest income............................   2,906,447     2,557,462     2,232,252
                                                             ----------    ----------    ----------
INTEREST EXPENSE:
  Deposits.................................................     962,504       897,903       745,122
  Short-term borrowings....................................     353,281       264,980       266,816
  Federal Home Loan Bank advances..........................     157,305       146,708       112,646
  Long-term debt...........................................      66,448        76,665        61,495
                                                             ----------    ----------    ----------
          Total interest expense...........................   1,539,538     1,386,256     1,186,079
                                                             ----------    ----------    ----------
          Net interest income..............................   1,366,909     1,171,206     1,046,173
Provision for loan losses..................................     141,249        94,796        90,613
                                                             ----------    ----------    ----------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN
            LOSSES.........................................   1,225,660     1,076,410       955,560
NON-INTEREST INCOME:
  Service charges on deposit accounts......................     204,044       167,742       129,869
  Mortgage banking operations..............................      44,175        41,565        27,242
  Bank card fees...........................................      31,142        27,785        22,981
  Trust fees...............................................      30,254        27,704        24,529
  Other fees...............................................      50,954        37,239        31,911
  Bank owned life insurance................................      41,404        32,580           603
  Gains on trading securities, net.........................      17,583        16,426        10,607
  Gains on loans held for sale, net........................      15,349        18,420        11,074
  Gains on available-for-sale securities, net..............         899         4,292         1,739
  Other....................................................       7,753        12,089         9,952
                                                             ----------    ----------    ----------
          Total non-interest income........................     443,557       385,842       270,507
                                                             ----------    ----------    ----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits...........................     540,382       495,837       404,846
  Net occupancy............................................      81,984        72,538        60,158
  Equipment................................................      67,734        61,005        45,724
  Professional services....................................      67,411        57,503        51,414
  Communications...........................................      51,516        47,073        36,452
  Business development.....................................      31,149        30,263        26,312
  Supplies.................................................      25,274        29,054        23,190
  Other....................................................     145,051       121,170       100,120
                                                             ----------    ----------    ----------
          Total non-interest expense.......................   1,010,501       914,443       748,216
                                                             ----------    ----------    ----------
Income before income taxes.................................     658,716       547,809       477,851
Income tax expense.........................................     215,543       179,199       171,143
                                                             ----------    ----------    ----------
NET INCOME.................................................  $  443,173    $  368,610    $  306,708
                                                             ==========    ==========    ==========
Average shares outstanding -- basic (in thousands).........     167,560       162,732       149,684
Average shares outstanding -- diluted (in thousands).......     168,778       164,148       151,008
Net income per share -- basic..............................  $     2.64    $     2.27    $     2.05
Net income per share -- diluted............................        2.63          2.25          2.03
Dividends declared per share...............................        0.88          0.76          0.67

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            ACCUMULATED
                                                         COMMON    CAPITAL     RETAINED    OTHER COMPRE-    TREASURY
                                                         STOCK     SURPLUS     EARNINGS    HENSIVE INCOME    STOCK       TOTAL
                                                        --------   --------   ----------   --------------   --------   ----------
                                                                                     (IN THOUSANDS)
DECEMBER 31, 1996.....................................  $362,936   $289,664   $1,100,170     $  (7,520)     $(10,358)  $1,734,892
 Net income...........................................         0          0      306,708             0             0      306,708
 Unrealized gain on available-for-sale securities, net
   of tax of $(11,158)*...............................         0          0            0        18,696             0       18,696
                                                                                                                       ----------
 Comprehensive income.................................                                                                    325,404
 Dividends declared ($.67 per share)..................         0          0      (99,581)            0             0      (99,581)
 Issuance of 284,297 shares of Common Stock for stock
   options exercised..................................       711      1,880            0             0             0        2,591
 Issuance of 232,145 shares of Common Stock under
   dividend reinvestment and stock purchase plans.....       580      5,745            0             0             0        6,325
 Issuance of 42,891 shares of Common Stock under
   employee discounted stock purchase plan............       107        828            0             0             0          935
 Issuance of 86,480 shares of Common Stock under
   long-term incentive plan...........................       216      1,199            0             0             0        1,415
 Issuance of 6,925,218 shares of Common Stock in
   offering...........................................    17,313    182,398            0             0             0      199,711
 Issuance of 1,905,047 shares of Common Stock for
   acquisitions accounted for as
   poolings-of-interest...............................     4,763      4,452       14,289             0             0       23,504
 Purchase of 20,478 shares of treasury stock for
   exercises of stock options.........................         0          0            0             0          (555)        (555)
                                                        --------   --------   ----------     ---------      --------   ----------
DECEMBER 31, 1997.....................................   386,626    486,166    1,321,586        11,176       (10,913)   2,194,641
 Net income...........................................         0          0      368,610             0             0      368,610
 Unrealized loss on available-for-sale securities, net
   of tax of 3,502*...................................         0          0            0        (5,646)            0       (5,646)
                                                                                                                       ----------
 Comprehensive income.................................                                                                    362,964
 Dividends declared ($.76 per share)..................         0          0     (124,119)            0             0     (124,119)
 Issuance of 523,119 shares of Common Stock for stock
   options exercised..................................     1,308      4,473            0             0             0        5,781
 Issuance of 164,869 shares of Common Stock for
   dividend reinvestment and stock purchase plan......       412      6,199            0             0             0        6,611
 Issuance of 37,359 shares of Common Stock under
   employee discounted stock purchase plan............        94      1,072            0             0             0        1,166
 Issuance of 62,846 shares of Common Stock under
   long-term incentive plan...........................       157      1,571            0             0             0        1,728
 Issuance of 6,547,500 shares of Common Stock in
   offering...........................................    16,369    216,804            0             0             0      233,173
 Issuance of 6,241,013 shares of Common Stock for
   acquisitions accounted for as
   poolings-of-interest...............................    15,603     17,292       24,609             0             0       57,504
 Purchase of 29,219 shares of treasury stock for
   exercises of stock options.........................         0          0            0             0        (1,183)      (1,183)
                                                        --------   --------   ----------     ---------      --------   ----------
DECEMBER 31, 1998.....................................   420,569    733,577    1,590,686         5,530       (12,096)   2,738,266
 Net income...........................................         0          0      443,173             0             0      443,173
 Unrealized loss on available-for-sale securities, net
   of tax of $67,715*.................................         0          0            0      (114,458)            0     (114,458)
                                                                                                                       ----------
 Comprehensive income.................................                                                                    328,715
 Dividends declared ($.88 per share)..................         0          0     (147,443)            0             0     (147,443)
 Issuance of 275,824 shares of Common Stock for stock
   options exercised..................................       689      3,963            0             0             0        4,652
 Issuance of 170,782 shares of Common Stock for
   dividend reinvestment and stock purchase plans.....       427      5,826            0             0             0        6,253
 Issuance of 34,720 shares of Common Stock under
   employee discounted stock purchase plan............        87        978            0             0             0        1,065
 Issuance of 47,853 shares of Common Stock under
   long-term incentive plan...........................       120      1,035            0             0             0        1,155
 Issuance of 481,759 shares of Common Stock for
   acquisitions accounted for as
   poolings-of-interest...............................     1,204      5,441           65             0             0        6,710
 Purchase of 5,626 shares of treasury stock for
   exercises of stock options.........................         0          0            0             0          (242)        (242)
 Purchase of 311,257 shares of treasury stock for
   employee benefit plans.............................         0          0            0             0       (11,702)     (11,702)
                                                        --------   --------   ----------     ---------      --------   ----------
DECEMBER 31, 1999.....................................  $423,096   $750,820   $1,886,481     $(108,928)     $(24,040)  $2,927,429
                                                        ========   ========   ==========     =========      ========   ==========

* See disclosure of reclassification amount in Note A to Consolidated Financial Statements.

                See Notes to Consolidated Financial Statements.

                             SOUTHTRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 1999            1998           1997
                                                              -----------   --------------   -----------
                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $   443,173    $   368,610     $   306,708
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Provision (credit) for:
    Loan losses.............................................      141,249         94,796          90,613
    Depreciation of premises and equipment..................       56,080         50,699          38,790
    Amortization of intangibles.............................       53,969         44,502          28,089
    Amortization of security premium........................        2,311          2,042             584
    Accretion of security discount..........................       (4,686)        (5,383)         (3,289)
    Deferred income taxes...................................       41,566         48,843         (15,525)
    Bank owned life insurance...............................      (41,404)       (32,580)           (603)
  Net gain on trading securities............................      (17,583)       (16,426)        (10,607)
  Net gain on loans held for sale...........................      (15,349)       (18,420)        (11,074)
  Net gain on available-for-sale securities.................         (899)        (4,292)         (1,739)
  Origination and purchase of loans held for sale...........   (2,868,073)    (3,665,643)     (1,987,135)
  Proceeds from loans held for sale.........................    3,027,210      3,380,314       1,785,680
  Net (increase) decrease in trading securities.............       21,290          1,961         (30,293)
  Net (increase) decrease in other assets...................      (79,997)       (94,659)         19,412
  Net increase (decrease) in other liabilities..............       32,877        (20,988)         81,050
                                                              -----------    -----------     -----------
    Net cash provided by operating activities...............      791,734        133,376         290,661
                                                              -----------    -----------     -----------
INVESTING ACTIVITIES:
  Proceeds from maturities/calls of:
    Available-for-sale securities...........................      719,983      1,266,217         545,273
    Held-to-maturity securities.............................    1,322,684      2,104,486         678,361
  Proceeds from sales of available-for-sale securities......      461,746        321,522         652,172
  Purchases of:
    Available-for-sale securities...........................   (2,525,010)    (2,313,956)     (1,200,062)
    Held-to-maturity securities.............................   (1,215,345)    (2,264,771)     (1,262,777)
    Premises and equipment..................................      (75,695)       (83,824)       (107,953)
  Net (increase) decrease in:
    Short-term investments..................................      142,008         33,837          14,158
    Loans...................................................   (3,741,665)    (3,662,559)     (2,776,662)
  Purchases of bank owned life insurance....................            0       (175,000)       (500,000)
  Net cash received (paid) in acquisitions..................      (83,927)     2,771,092         756,415
                                                              -----------    -----------     -----------
    Net cash used in investing activities...................   (4,995,221)    (2,002,956)     (3,201,075)
                                                              -----------    -----------     -----------
FINANCING ACTIVITIES:
  Net increase in:
    Deposits................................................    2,246,912        473,413         893,570
    Short-term borrowings...................................    1,283,962      1,255,810         678,819
  Proceeds from:
    Common stock issuances..................................       19,835        305,963         234,481
    Federal Home Loan Bank advances.........................    2,550,014        300,281       2,957,750
    Long-term debt issuances................................       50,148        200,436         125,000
  Payments for:
    Repurchase of common stock..............................      (11,944)        (1,183)           (555)
    Federal Home Loan Bank advances.........................   (1,800,030)      (302,296)     (1,920,554)
    Long-term debt..........................................      (79,602)      (151,943)         (1,800)
    Cash dividends..........................................     (151,587)      (118,008)        (81,546)
                                                              -----------    -----------     -----------
    Net cash provided by financing activities...............    4,107,708      1,962,473       2,885,165
                                                              -----------    -----------     -----------
    Increase/(decrease) in cash and due from banks..........      (95,779)        92,893         (25,249)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR................      970,778        877,885         903,134
                                                              -----------    -----------     -----------
CASH AND DUE FROM BANKS AT END OF YEAR......................  $   874,999    $   970,778     $   877,885
                                                              ===========    ===========     ===========

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BUSINESS AND ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Company is a regional bank holding company headquartered in Birmingham, Alabama which owns one bank operating 623 banking offices located in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, Mississippi and Texas. SouthTrust is engaged in a full range of banking services and, through its bank-related subsidiaries, also offers a range of other services, including trust, mortgage banking, leasing and brokerage services.

ACCOUNTING POLICIES

     The significant accounting policies followed by SouthTrust Corporation and its subsidiaries ("the Company" or "SouthTrust") and the method of applying those policies are summarized below.

PRESENTATION

     The Consolidated Financial Statements include accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in preparing the Consolidated Financial Statements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of other real estate.

     Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation. Such reclassification had no effect on net income or total assets.

SECURITIES

     The Company classifies securities as either trading, available-for-sale or held-to-maturity based on Management's intention at the time of purchase.

     Securities classified as trading are intended to be sold in the near term and primarily represent the inventory of securities held in the Company's brokerage subsidiary. Trading securities are carried at fair value, and realized and unrealized gains and losses are included in non-interest income. Securities classified as held-to-maturity are carried at amortized cost, as the Company has the ability and positive intent to hold these securities to maturity. All securities not considered held-to-maturity or part of the trading portfolio have been designated as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income, a component of stockholders' equity. This caption includes securities that the Company intends to use as part of its asset/liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes.

     Amortization of premiums and accretion of discounts are computed under the interest method. Gains and losses on securities are computed using the specific identification method.

                             SOUTHTRUST CORPORATION

LOANS HELD FOR SALE

     Loans held for sale consist primarily of mortgage loans in the process of being sold to third-party investors and are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through valuation allowances by charges to income.

LOANS

     Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off are recorded at their principal amount outstanding, net of unearned income and the allowance for loan losses. Interest is credited to income using the interest method. The net amount of non-refundable loan origination fees, including commitment fees, and direct costs associated with the lending process are deferred and amortized to interest income over the estimated lives of the loans using a method that approximates the interest method.

     Interest accrual on loans is generally discontinued if principal or interest payments become 90 days past due or when the Company considers the collectibility of principal or interest according to contractual terms to be in question. When a loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed by a charge to income. Uncollected interest accrued in prior years on loans placed on non-accrual status in the current year is charged against the allowance for loan losses. Cash receipts on non-accrual loans for which the ultimate collectibility of principal is uncertain, are applied as principal reductions. Otherwise, such cash receipts are credited to interest income when received.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through a provision charged to earnings when losses are estimated to have occurred. Loan losses are charged against the allowance when the loss is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is based upon Management's estimated range of losses inherent in the loan portfolio. Actual losses for these loans can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent estimation of probable losses realized and other factors that influence the estimation process. The model and resulting allowance level is adjusted accordingly as these factors change.

     Loans classified as non-accrual, excluding residential mortgages, consumer and other homogeneous loans, meet the criteria to be considered as impaired loans. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued for the period of delay. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows at each loan's effective interest rate, the fair value of the collateral, or the loans' observable market prices.

LONG-LIVED ASSETS

     Land is stated at cost. Buildings and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets.

     Goodwill is amortized on a straight-line basis, primarily over 25 years. Total goodwill was $509.8 million and $454.5 million at December 31, 1999 and 1998, respectively. Core deposit intangibles generated in business combinations are amortized over the estimated life of the deposit base, which generally does not exceed 10 years, on either a straight-line or a 150% declining balance basis. Core deposit intangibles totaled $73.5 million and $95.2 million at December 31, 1999 and 1998, respectively.

                             SOUTHTRUST CORPORATION

     The Company continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets' fair values and is recognized through a valuation allowance with the resulting charge recorded as a loss. There were no significant impairment losses recorded during 1999, 1998 or 1997.

     Total other real estate and other repossessed assets, included in other assets, amounted to $50.7 million and $65.6 million at December 31, 1999 and 1998, respectively. Such assets are carried at the lower of the investment in the asset or fair value of the properties less estimated selling costs. Any excess of the recorded investment in the loan over the fair value of the property received at the time of foreclosure, less estimated selling costs, is charged to the allowance for loan losses. Any subsequent valuation adjustments are recorded in other non-interest expense. Revenues and expenses associated with operating or disposing of foreclosed properties are recorded in non-interest income and expense during the period in which they are incurred.

MORTGAGE SERVICING RIGHTS

     The Company accounts for transfers and servicing of financial assets and extinguishment of liabilities in accordance with Statement of Financial Accounting Standard ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 provides that, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

     At December 31, 1999 and 1998, mortgage servicing rights were approximately $79.5 million and $61.6 million, respectively, net of accumulated amortization of approximately $68.2 million and $54.7 million, respectively. The Company recognized mortgage servicing rights of $31.7 million and $35.6 million in 1999 and 1998, respectively. Amortization expense related to these mortgage servicing rights was $13.7 million in 1999 and $15.8 million in 1998.

     Fair value of mortgage servicing rights is estimated based on the estimated future cash flows of the servicing rights discounted at a market rate. At December 31, 1999 and 1998, fair value was approximately $114.0 million and $62.2 million, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

     As part of the Company's asset/liability management, the Company uses derivatives in the form of interest rate swap contracts to manage interest rate risk arising from certain of the Company's fixed-rate balance sheet instruments. Derivatives that represent end-user activities are designed and designated at their inception as hedges and must be effective at reducing the risk associated with the exposure being hedged. Changes in fair values of such derivatives are not included in the results of operations. Interest receivable or payable from such contracts is accrued and recognized as an adjustment to the net interest income related to the specific asset or liability being hedged. Upon settlement or termination, the cumulative change in the market value of such derivatives is recorded as an adjustment to the carrying value of the underlying asset or liability and is recognized in net interest income over the expected remaining life of the related asset or liability. In instances where the underlying instrument is sold or otherwise settled, the cumulative change in

                             SOUTHTRUST CORPORATION
the value of the associated derivative is recognized immediately in the component of earnings related to the underlying instrument.

     Those derivatives that do not meet the hedging criteria are classified as trading and are recorded at fair value with changes in fair value recorded in earnings. The Company's investment in these derivatives during 1999, 1998 and 1997 was immaterial.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for changes in fair values of derivatives will depend on their designation. Management is in the process of assessing the impact of this Statement on the Company's financial position and results of operation, but does not expect this impact to be material.

     In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. This Statement amends the effective date of SFAS No. 133, which will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

STOCK-BASED COMPENSATION

     In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost for stock options granted at fair value. The Company follows the pro-forma disclosures of SFAS No. 123 using the fair value method of accounting for stock-based compensation. The pro-forma disclosures include the effects of all awards granted on or after January 1, 1995 and are included in Note M.

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

     A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                        1999          1998          1997
                                                     ----------    ----------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic:
Net income.......................................     $443,173      $368,610      $306,708
Average common shares outstanding................      167,560       162,732       149,684
                                                      --------      --------      --------
Earnings per share...............................     $   2.64      $   2.27      $   2.05
                                                      ========      ========      ========
Diluted:
Net income.......................................     $443,173      $368,610      $306,708
Average common shares outstanding................      167,560       162,732       149,684
Dilutive effect of options issued................        1,218         1,416         1,324
                                                      --------      --------      --------
Average diluted shares outstanding...............      168,778       164,148       151,008
                                                      --------      --------      --------
Earnings per share...............................     $   2.63      $   2.25      $   2.03
                                                      ========      ========      ========

     In addition, the Company had 151,400 exercisable options issued that were not included in the calculation of diluted EPS for 1999, as the exercise price of these options was in excess of the market price.

COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in the Consolidated Statements of Stockholders' Equity.

     In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         ---------   -------   --------
                                                                 (IN THOUSANDS)
Unrealized holding gains (losses) on available-for-sale
  securities...........................................  $(181,274)  $(4,856)  $ 31,593
Less: reclassification adjustment for (gains) losses
  included in net income...............................       (899)   (4,292)    (1,739)
                                                         ---------   -------   --------
Unrealized gain/(loss) on available-for-sale
  securities...........................................   (182,173)   (9,148)    29,854
Tax effect.............................................     67,715     3,502    (11,158)
                                                         ---------   -------   --------
Unrealized gain/(loss) on available-for-sale
  securities, net of tax...............................  $(114,458)  $(5,646)  $ 18,696
                                                         =========   =======   ========

                             SOUTHTRUST CORPORATION

STATEMENTS OF CASH FLOWS

     The Company includes cash, due from banks, and certain cash equivalents in preparing the Consolidated Statements of Cash Flows. The following is supplemental disclosure to the Consolidated Statements of Cash Flows for the three years ended December 31, 1999:

                                                        1999         1998         1997
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
Cash Paid During the Period for:
Interest...........................................  $1,535,219   $1,385,185   $1,130,556
Income taxes.......................................     185,469      155,883      150,191
Non-cash transactions:
  Assets acquired in business combinations.........     706,133    5,137,063    1,463,289
  Liabilities assumed in business combinations.....     659,437    4,922,881    1,391,633
  Common stock issued in business combinations.....       6,710       57,504       23,504
  Loans transferred to other real estate...........      19,351       28,406       31,977
  Financed sales of foreclosed property............      25,506       24,157       29,461

NOTE B -- BUSINESS COMBINATIONS

     During 1999, the Company completed the following acquisitions:

(In millions)
    DATE                      INSTITUTION                 ASSETS   LOANS    DEPOSITS      LOCATION
-------------                 -----------                 ------   ------   --------      --------
                LCNB Bancorporation, Inc. ("LCNB")        $132.5   $ 94.8    $123.2    Houston, Texas
March 12
                Navigation Bank ("Navigation")              79.9     54.4      72.9    Houston, Texas
July 30
                First of Groves Corporation ("Groves")     493.7    248.4     456.4    Groves, Texas
August 13
                                                          ------   ------    ------
                                                          $706.1   $397.6    $652.5
                                                          ======   ======    ======

     The acquisitions of all of the outstanding shares of LCNB and Groves were accounted for as purchases. Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Financial Statements.

     The acquisition of Navigation was accounted for as a pooling-of-interest; however, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisition prior to the acquisition date, since the effect is not material.

     Consideration for all acquisitions during 1999 aggregated approximately $113.5 million in cash and 0.5 million shares of SouthTrust Corporation common stock with a total market value at the time of issuance of $17.7 million. Total goodwill recognized in these transactions was approximately $73.4 million.

     During 1998, the Company completed nine acquisitions with aggregate total assets of $5,154.5 million, loans of $1,241.3 million, and deposits of $4,780.0 million.

     During 1998, the acquisitions of Home Savings of America, FSB and Partners Mortgage Services, Inc. were accounted for as purchases of assets and assumptions of liabilities. The acquisitions of all of the outstanding shares of First of America Bank -- Florida, FSB and Gardner Mortgage Services, Inc. were accounted for as purchases. Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Financial Statements.

     During 1998, the acquisitions of American National Bank, Marine Bank, SecurityBank Texas, Georgia National Bank and First American Bank of Indian River County were accounted for as poolings-of-interest; however, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisitions prior to their respective acquisition dates, since the effect is not material.

                             SOUTHTRUST CORPORATION

     Consideration for all acquisitions during 1998 aggregated approximately $487.7 million in cash and 6.2 million shares of SouthTrust Corporation common stock with a total market value at the time of issuance of $245.0 million. Total intangibles recognized in these transactions were approximately $357.6 million.

     Assuming the 1999 acquisitions of LCNB, Navigation, and Groves, and the 1998 acquisitions of First of America Bank -- Florida, FSB, American National Bank of Florida, Gardner Mortgage Services, Inc., Marine Bank, SecurityBank Texas, Georgia National Bank and First American Bank of Indian River County had occurred on January 1, 1998, the consolidated results of operations on a pro forma basis for 1999 and 1998 would have been approximately as follows:

                                                                 1999         1998
                                                              ----------   ----------
                                                                    (Unaudited)

(In thousands, except per share data)
Net interest income.........................................  $1,382,453   $1,227,687
Net income..................................................     444,743      379,283
Net income per share -- basic...............................        2.65         2.27
Net income per share -- diluted.............................        2.63         2.25

     On January 14, 2000, the Company acquired Brazos Bancshares, Inc. in Waxahatchie, Texas for approximately $23 million in cash. This transaction, which was accounted for as a purchase, added $176.7 million in assets, $118.0 million in loans, and $168.7 million in deposits (unaudited).

     On January 20, 2000, the Company entered into an agreement and plan of share exchange with Security Bancorp, Inc. (Security), in San Antonio, Texas. Per the agreement, the Company will pay approximately $44 million in cash for all of the outstanding shares of Security. Security had total assets of approximately $175 million at December 31, 1999. This acquisition is expected to close in the second quarter of 2000 and is subject to certain closing conditions and regulatory approval.

NOTE C -- REGULATORY REQUIREMENTS AND RESTRICTIONS ON CERTAIN ASSETS

     The Company's banking subsidiary is required either by law or regulation to maintain cash reserves with the Federal Reserve Bank or in accounts with other banks. The average amount of reserve balances for the year ended December 31, 1999, was approximately $57.3 million.

     The Company has pledged $1,089.3 million in securities and $5,488.9 in loans against Federal Home Loan Bank ("FHLB") advances at December 31, 1999. At December 31, 1998, assets pledged against FHLB advances consisted of $553.1 million in securities and $3,193.3 million in loans.

     Also, the Company has pledged certain assets, consisting primarily of securities and mortgage loans, to secure a line of credit with the FHLB of Atlanta totaling $5.0 billion. This line is maintained for liquidity and other treasury management purposes. This line of credit has no expiration date. At December 31, 1999 and 1998 there were no outstanding balances under this credit facility.

     At December 31, 1999 and 1998, securities with a par value of $5,840.8 million and $4,207.3 million respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

     The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to adjusted average total assets (as defined). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. As of

                             SOUTHTRUST CORPORATION

December 31, 1999, the Company and its subsidiary bank exceed all capital adequacy requirements imposed by its regulators.

     As of December 31, 1999 and 1998, the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There have been no conditions or events since that notification that Management believes have changed the institutions' category.

     Actual capital amounts as well as required and well capitalized Tier 1, Total, and Tier 1 leverage ratios as of December 31 for the Company and its bank subsidiary are as follows:

                                                                                                TO BE WELL
                                                                                            CAPITALIZED UNDER
                                                                          FOR CAPITAL       PROMPT CORRECTIVE
                                                        ACTUAL         ADEQUACY PURPOSES    ACTION PROVISIONS
                                                  ------------------   ------------------   ------------------
                                                    AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                                  ----------   -----   ----------   -----   ----------   -----
                                                                     (DOLLARS IN THOUSANDS)
                                                                              1999
                                                  ------------------------------------------------------------
Tier 1 Capital:
  SouthTrust Corporation........................  $2,453,054    6.65%  $1,475,535   4.00%          N/A
  SouthTrust Bank, N.A..........................   2,706,658    7.35    1,473,433   4.00    $2,210,150    6.00%
Total Capital:
  SouthTrust Corporation........................  $3,840,397   10.41%  $2,951,069   8.00%          N/A
  SouthTrust Bank, N.A..........................   3,824,001   10.38    2,946,867   8.00    $3,683,583   10.00%
Tier 1 Leverage:
  SouthTrust Corporation........................  $2,453,054    5.81%  $1,688,042   4.00%          N/A
  SouthTrust Bank, N.A..........................   2,706,658    6.41    1,690,027   4.00    $2,112,534    5.00%
                                                                              1998
                                                   ----------------------------------------------------------
Tier 1 Capital:
  SouthTrust Corporation........................  $2,183,047    6.58%  $1,326,307   4.00%          N/A
  SouthTrust Bank, N.A..........................   2,337,527    7.07    1,322,819   4.00    $1,984,229    6.00%
Total Capital:
  SouthTrust Corporation........................  $3,515,572   10.60%  $2,652,614   8.00%          N/A
  SouthTrust Bank, N.A..........................   3,390,052   10.25    2,645,639   8.00    $3,307,049   10.00%
Tier 1 Leverage:
  SouthTrust Corporation........................  $2,183,047    6.10%  $1,432,581   4.00%          N/A
  SouthTrust Bank, N.A..........................   2,337,527    6.56    1,424,608   4.00    $1,780,760    5.00%

                             SOUTHTRUST CORPORATION

NOTE D -- AVAILABLE-FOR-SALE SECURITIES AND HELD-TO-MATURITY SECURITIES

     The amortized costs, unrealized gross gains and losses, and approximate fair values at December 31 are as follows:

                                                              AVAILABLE-FOR-SALE SECURITIES
                          -----------------------------------------------------------------------------------------------------
                                                1999                                                1998
                          -------------------------------------------------   -------------------------------------------------
                          AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                             COST      GROSS GAIN   GROSS LOSS     VALUE         COST      GROSS GAIN   GROSS LOSS     VALUE
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
U.S. Treasury
  securities............  $   39,072     $   24     $    (183)   $   38,913   $  170,198    $   766      $     (0)   $  170,964
U.S. Government agency
  securities............   2,354,562          0      (119,975)    2,234,587    1,402,886      2,940        (1,005)    1,404,821
Collateralized mortgage
  obligations and
  mortgage-backed
  securities............   2,070,283      3,759       (36,441)    2,037,601    1,732,372     25,345       (22,504)    1,735,213
Obligations of states
  and political
  subdivisions..........     288,388         38       (16,492)      271,934      249,228      4,373            (0)      253,601
Other debt securities...      71,331         69        (4,181)       67,219       23,406        140        (1,326)       22,220
Equity securities.......     410,794          0           (47)      410,747      215,884         15             0       215,899
                          ----------     ------     ---------    ----------   ----------    -------      --------    ----------
        Totals..........  $5,234,430     $3,890     $(177,319)   $5,061,001   $3,793,974    $33,579      $(24,835)   $3,802,718
                          ==========     ======     =========    ==========   ==========    =======      ========    ==========

                                                               HELD-TO-MATURITY SECURITIES
                          -----------------------------------------------------------------------------------------------------
                                                1999                                                1998
                          -------------------------------------------------   -------------------------------------------------
                          AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                             COST      GROSS GAIN   GROSS LOSS     VALUE         COST      GROSS GAIN   GROSS LOSS     VALUE
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
U.S. Treasury
  securities............  $    6,837     $    2     $     (26)   $    6,813   $    3,889    $   124      $    (0)    $    4,013
U.S. Government agency
  securities............   2,489,305          0      (116,456)    2,372,849    2,129,201     10,897       (1,553)     2,138,545
Collateralized mortgage
  obligations and
  mortgage-backed
  securities............     277,888      1,756        (4,162)      275,482      374,403     10,440         (645)       384,198
Obligations of states
  and political
  subdivisions..........      85,002      3,476        (1,045)       87,433      124,939     11,009           (0)       135,948
Other debt securities...     127,926        889        (7,682)      121,133      355,996      2,499           (0)       358,495
                          ----------     ------     ---------    ----------   ----------    -------      -------     ----------
        Totals..........  $2,986,958     $6,123     $(129,371)   $2,863,710   $2,988,428    $34,969      $(2,198)    $3,021,199
                          ==========     ======     =========    ==========   ==========    =======      =======     ==========

     The amortized costs and approximate fair values of securities at December 31, 1999, by contractually scheduled maturity, are as shown below (expected maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties):

                                            AVAILABLE-FOR-SALE         HELD-TO-MATURITY
                                          -----------------------   -----------------------
                                          AMORTIZED       FAIR      AMORTIZED       FAIR
                                             COST        VALUE         COST        VALUE
                                          ----------   ----------   ----------   ----------
Due in one year or less.................  $   17,596   $   17,601   $   32,871   $   33,066
Due after one year through five years...     145,526      143,700      250,882      248,281
Due after five years through ten
  years.................................   2,342,767    2,219,873    2,371,132    2,256,526
Due after ten years.....................     247,464      231,479       54,185       50,355
                                          ----------   ----------   ----------   ----------
Subtotal................................   2,753,353    2,612,653    2,709,070    2,588,228
Collateralized mortgage obligations and
  mortgage-backed securities............   2,070,283    2,037,601      277,888      275,482
Equity securities.......................     410,794      410,747           --           --
                                          ----------   ----------   ----------   ----------
     Totals.............................  $5,234,430   $5,061,001   $2,986,958   $2,863,710
                                          ==========   ==========   ==========   ==========

     Proceeds from sales of available-for-sale securities were $461,746,000, $321,522,000, and $652,172,000, in 1999, 1998, and 1997, respectively. Gross
Gains of $4,863,000, $5,546,000, and $2,526,000, and gross losses of $3,964,000,
$1,254,000, and $787,000 were realized on those sales.

                             SOUTHTRUST CORPORATION

NOTE E -- LOANS

     The classifications of loans at December 31 are as follows:

                                                                 1999          1998
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Commercial, financial and agricultural......................  $11,265,209   $ 9,760,444
Real estate construction....................................    4,342,892     3,526,376
Commercial real estate mortgage.............................    6,029,264     4,900,155
Residential real estate mortgage............................    6,773,389     6,243,684
Loans to individuals........................................    3,562,004     3,095,938
                                                              -----------   -----------
                                                               31,972,758    27,526,597
Unearned income.............................................     (274,917)     (209,091)
Allowance for loan losses...................................     (442,343)     (377,525)
                                                              -----------   -----------
          Net loans.........................................  $31,255,498   $26,939,981
                                                              ===========   ===========

     In the normal course of business, loans are made to directors and executive officers of the Company and its subsidiaries. These related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others. Such loans do not involve more than normal risk of collectibility nor do they present other unfavorable features. As of December 31, 1999 and 1998, respectively, $132.7 million and $71.5 million of these loans were outstanding. During 1999, $431.9 million of new loans were made, repayments totaled $358.1 and loans that are no longer related party in nature totaled $12.6 million.

     The Company's largest loan grouping is commercial, financial and agricultural loans, which totaled $11,265.2 million or 35.2% of total loans at December 31, 1999 and $9,760.4 million or 35.4% of total loans at December 31, 1998. There were no significant industry concentrations within the loan portfolio and the Company's geographic loan distribution is concentrated in the southern markets served by the Company at December 31, 1999 and 1998.

     Had income on non-accrual loans been recorded under original terms, $6.2 million of interest would have been recorded.

NOTE F -- ALLOWANCE FOR LOAN LOSSES

     The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

                                                          1999        1998       1997
                                                        ---------   --------   --------
                                                                (IN THOUSANDS)
Balance at beginning of year..........................  $ 377,525   $315,471   $269,863
Additions:
  Provision charged to operations.....................    141,249     94,796     90,613
  Recoveries on loans previously charged-off..........     14,753     14,028     11,124
  Loans charged off...................................   (101,102)   (72,297)   (62,903)
  Allowance of purchased subsidiaries.................      9,918     25,527      6,774
                                                        ---------   --------   --------
Balance at end of year................................  $ 442,343   $377,525   $315,471
                                                        =========   ========   ========

     The recorded investment in impaired loans at December 31, 1999 was $94.7 million and at December 31, 1998 was $98.0 million. The Company had a specific allowance related to those loans of $19.6 million and $19.4 million, respectively. The average investment in these loans for the years ended December 31, 1999 and 1998 was approximately $96.4 million and $108.3 million, respectively.

                             SOUTHTRUST CORPORATION

NOTE G -- PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment at December 31:

                                                                 1999        1998
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Land........................................................  $  187,609   $175,807
Buildings and improvements..................................     488,480    457,268
Equipment...................................................     382,669    352,597
                                                              ----------   --------
                                                               1,058,758    985,672
Less accumulated depreciation...............................     328,156    294,820
                                                              ----------   --------
          Totals............................................  $  730,602   $690,852
                                                              ==========   ========

NOTE H -- DEPOSITS

     The aggregate amount of time deposits of $100,000 or more at December 31, 1999 and 1998 were $7,513.9 million and $3,520 million, respectively.

     At December 31, 1999, the scheduled maturities of time deposits are as follows.

                                                              (IN MILLIONS)
2000........................................................    $12,797.2
2001........................................................      1,818.4
2002........................................................        302.1
2003........................................................        146.6
2004........................................................        112.4
Thereafter..................................................        300.1
                                                                ---------
          Total.............................................    $15,476.8
                                                                =========

                             SOUTHTRUST CORPORATION

NOTE I -- SHORT-TERM BORROWINGS

     The following presents information concerning federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings (primarily short-term bank notes) at December 31, 1999 and 1998. Such short-term borrowings are issued on normal banking terms.

                                                                   FEDERAL FUNDS
                                                              PURCHASED AND SECURITIES     OTHER
                                                               SOLD UNDER AGREEMENTS     SHORT-TERM
                                                                   TO REPURCHASE         BORROWINGS
                                                              ------------------------   ----------
                                                                      (DOLLARS IN MILLIONS)
Year ended December 31:
  1999......................................................          $5,191.1            $2,205.9
  1998......................................................           5,200.0               913.0
Weighted-average interest rate at year end:
  1999......................................................              5.51%               6.07%
  1998......................................................              4.77                4.68
Average amount outstanding during the year:
  1999......................................................          $5,556.4            $1,389.4
  1998......................................................           3,909.9             1,066.3
Daily weighted-average interest rate during the year:
  1999......................................................              5.04%               5.27%
  1998......................................................              5.33                5.32
Maximum amount outstanding at any month end:
  1999......................................................          $6,742.6            $2,205.9
  1998......................................................           5,370.3             1,376.9

NOTE J -- FEDERAL HOME LOAN BANK ADVANCES

     The Company uses Federal Home Loan Bank advances as an alternative to other funding sources with similar maturities. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability strategy.

     The following summarizes information concerning Federal Home Bank Loan advances:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------   -----------
                                                                (DOLLARS IN MILLIONS)
Ending balance..............................................  $    3,530.3   $   2,780.4
Average balance.............................................       3,043.2       2,767.5
Maximum month end balance during year.......................       3,580.3       2,787.3
Average rate paid...........................................          5.17%         5.30%
Weighted average remaining maturity.........................   10.69 years    6.05 years

     Of the $3,530.3 million balance of FHLB advances, $2,830.3 million had fixed interest rates and $700.0 million had floating interest rates. Scheduled maturities of Federal Home Loan Bank advances in 2000 are approximately $350.0 million. Maturities during 2001, 2002, 2003, and 2004 are approximately $0.1 million, $205.0 million, none, and $150.0 million, respectively.

                             SOUTHTRUST CORPORATION

NOTE K -- LONG-TERM DEBT

     A summary of long-term debt at December 31 follows:

                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
9.95% Subordinated Capital Notes due June 1, 1999...........  $        0   $   75,000
7.00% Debentures due May 15, 2003...........................     100,000      100,000
7.625% Subordinated Notes due May 1, 2004...................     100,000      100,000
8.625% Subordinated Notes due May 15, 2004..................     100,000      100,000
7.00% Subordinated Notes due November 15, 2008..............     200,000      200,000
8.00% Subordinated Notes due September 15, 2014.............      50,000            0
Variable Rate Subordinated Notes due December 29, 2017......      25,000       25,000
7.74% Subordinated Notes due May 15, 2025...................      50,000       50,000
7.69% Subordinated Capital Notes due May 15, 2025...........     100,000      100,000
6.57% Subordinated Notes due December 15, 2027..............     100,000      100,000
6.125% Subordinated Notes due January 9, 2028...............     200,000      200,000
Bank Notes..................................................     100,025      100,022
Other.......................................................         458        4,915
                                                              ----------   ----------
          Total long-term debt..............................  $1,125,483   $1,154,937
                                                              ==========   ==========

     The Company uses interest rate swap agreements ("swaps") to hedge certain of the long-term debt instruments above, converting the effective rate paid on the debt to a LIBOR-based floating rate from a fixed rate. The average rate paid on long-term debt for the years ended December 31, 1999, 1998 and 1997 was 6.57%, 6.81% and 6.58%, respectively. The modified rates paid for those same periods, given effect for the swaps, was 5.92%, 6.37% and 6.23%, respectively. See further discussion in Note L.

     During 1999, the Company issued $50.0 million in 8.00% Subordinated Notes due in 2014, which are callable in 2003. In addition, the 6.125% Subordinated Notes are callable in the year 2008, the 6.57% Subordinated Notes are callable in the year 2007 and the 7.74% and 7.69% Subordinated Capital Notes are callable in the year 2005. All other Subordinated Notes, along with the 7.00% Debentures and the Bank Notes, are not callable prior to maturity and no sinking fund is required. All of the Subordinated Notes and debentures, totaling $1,025.0 million in 1999 and $1,050.0 million in 1998, qualify as supplemental capital under the Capital Adequacy Guidelines of the Federal Reserve Board.

     There are no scheduled maturities of long-term debt in 2000, 2001 or 2002. Scheduled maturities of long-term debt in 2003 and 2004 are $100 million and $200 million, respectively.

                             SOUTHTRUST CORPORATION

NOTE L -- COMMITMENTS AND CONTINGENCIES

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

LEASES

     At December 31, 1999, the Company was obligated under various cancelable and non-cancelable leases for premises and equipment. Certain leases contain various renewal options that are priced at market rates. Total rental expense for the years ended December 31, 1999, 1998 and 1997 was $37.1 million, $31.2 million and $34.3 million, respectively. Future minimum rental commitments as of December 31, 1999 for all non-cancelable leases with initial or remaining terms of more than one year are as follows:

                                                         PREMISES   EQUIPMENT    TOTAL
                                                         --------   ---------   --------
                                                                 (IN THOUSANDS)
2000...................................................  $ 25,255     $199      $ 25,454
2001...................................................    22,993       84        23,077
2002...................................................    20,327       32        20,359
2003...................................................    15,435        3        15,438
2004...................................................    14,470        2        14,472
Thereafter.............................................    69,876        0        69,876
                                                         --------     ----      --------
          Totals.......................................  $168,356     $320      $168,676
                                                         ========     ====      ========

STANDBY LETTERS OF CREDIT AND COMMITMENTS

     The Company's subsidiary bank had standby letters of credit outstanding of approximately $876.6 million at December 31, 1999 and $724.8 million at December 31, 1998.

     The Company's subsidiary bank had outstanding commitments to extend credit of approximately $10,818.6 million at December 31, 1999 and $10,897.0 million at December 31, 1998. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     The Company's mortgage banking subsidiary had outstanding commitments to sell mortgage loans and mortgage-backed securities of $180.1 million at December 31, 1999 and $400.2 million at December 31, 1998.

     The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments are essentially the same as those for extension of credit to its customers.

                             SOUTHTRUST CORPORATION

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has entered into interest rate swap agreements, which provide for the Company to pay interest based on the Floating London Interbank Offered Rate ("LIBOR") while receiving payments on a fixed rate. The fair value of interest rate swap agreements is estimated by discounting future cash flows based on current market rates. The following table summarizes information about swaps at December 31, 1999 and 1998:

                                               AVERAGE
                                    NOTIONAL   NOTIONAL   AVERAGE RATE   AVERAGE RATE
1999                                 AMOUNT     AMOUNT      RECEIVED         PAID       FAIR VALUE
----                                --------   --------   ------------   ------------   ----------
                                                        (DOLLARS IN MILLIONS)
Gain position.....................  $  375.0   $  369.3       7.17%          5.31%        $  5.1
Loss position.....................   1,040.0      784.8       6.50           5.42          (23.3)
                                    --------   --------       ----           ----         ------
          Total...................  $1,415.0   $1,154.1       6.71%          5.38%        $(18.2)
                                    ========   ========       ====           ====         ======
1998
----
Gain position.....................  $  875.0   $  930.6       6.80%          5.66%        $ 60.0
Loss position.....................       0.0        0.0       0.00           0.00            0.0
                                    --------   --------       ----           ----         ------
          Total...................  $  875.0   $  930.6       6.80%          5.66%        $ 60.0
                                    ========   ========       ====           ====         ======

     Credit risk represents the potential loss of the net accrued receivable that may occur due to the nonperformance by a party to a contract. The Company controls credit risk for interest rate swap contracts by applying uniform credit standards maintained for other activities with credit risk. The Company monitors transactions under credit risk limits previously approved as a result of the credit review and also enters into collateralization agreements with each counterparty. At December 31, 1999 and 1998, the net accrued receivable was $67.8 million and $54.2 million, respectively.

     At December 31, 1999, the effective notional amounts, liabilities hedged, and contractual maturities of related swaps are as follows:

                                                    DEPOSIT     SHORT-TERM   LONG-TERM
                                                  LIABILITIES   BORROWINGS     DEBT      TOTAL
                                                  -----------   ----------   ---------   ------
                                                                  (IN MILLIONS)
2000............................................     $ 75          $25        $    0     $  100
2001............................................       50            0           100        150
2002............................................        0            0             0          0
2003............................................        0            0           100        100
2004............................................       25            0           200        225
Thereafter......................................      140            0           700        840
                                                     ----          ---        ------     ------
                                                     $290          $25        $1,100     $1,415
                                                     ====          ===        ======     ======

NOTE M -- EMPLOYEE BENEFITS

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

                             SOUTHTRUST CORPORATION

     The Company also maintains a defined contribution profit sharing plan that meets the requirements of section 401(a) of the Internal Revenue Code and includes a cash or deferred arrangement under Section 401(k). Company contributions to the profit sharing plan are based on a predetermined formula of up to 15% of participants' salaries, subject to the maximum amount deductible for federal income tax purposes. Provisions for contributions to the profit sharing plan were approximately $18.9 million in 1999, $16.7 million in 1998 and $14.2 million in 1997.

     As of December 31, 1999, the Trusteed Plan and the profit sharing plan owned 727,942 and 2,626,370 shares of the Company's common stock, and received dividends on those shares of $640,589 and $2,402,521, respectively.

TRUSTEED PLAN

     The following table sets forth the trusteed plan's funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 1999 and 1998:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Projected obligation:
  Balance at the beginning of the year......................  $122,405   $103,442
  Service cost..............................................     9,298      7,014
  Interest cost.............................................     8,561      7,638
  Actuarial (gain)/loss.....................................    (8,545)     8,848
  Benefits paid.............................................    (4,673)    (4,537)
  Change in plan provisions.................................         0          0
                                                              --------   --------
  Balance at the end of the year............................  $127,046   $122,405
                                                              ========   ========

Plan assets:
  Fair value at the beginning of the year...................  $107,649   $107,867
  Actual return on plan assets..............................     2,863      2,166
  Employer contributions....................................         0      2,153
  Benefits paid.............................................    (4,673)    (4,537)
                                                              --------   --------
  Fair value at the end of the year.........................  $105,839   $107,649
                                                              ========   ========

Funded status...............................................  $(21,207)  $(14,756)
Unrecognized transition obligation..........................    (1,556)    (2,077)
Unrecognized prior service cost.............................        18         24
Unrecognized net (gain)/loss................................     9,167     10,803
                                                              --------   --------
Net amount recognized.......................................  $(13,578)  $ (6,006)
                                                              ========   ========

Weighted average assumed discount rate......................      7.75%      7.00%
Weighted avg expected long-term rate of return on plan
  assets....................................................      9.25%      9.25%
Assumed rate of annual compensation increases...............      5.50%      5.50%

                             SOUTHTRUST CORPORATION

     Net pension cost for 1999, 1998, and 1997 includes the following components:

                                                                1999      1998     1997
                                                              --------   ------   ------
                                                                    (IN THOUSANDS)
Service cost................................................  $  9,298   $7,014   $5,173
Interest cost...............................................     8,561    7,638    6,656
Expected return on plan assets..............................    (9,785)  (9,737)  (7,531)
Amortization of unrecognized transitional asset.............      (521)    (521)    (521)
Amortization of prior service cost..........................         6        6        6
Recognized net actuarial loss...............................        13        0        0
                                                              --------   ------   ------
          Total.............................................  $  7,572   $4,400   $3,783
                                                              ========   ======   ======

SUPPLEMENTAL, DEFERRED AND INCENTIVE PLANS

     The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 1999 and 1998:

                                                                1999         1998
                                                              ---------    --------
                                                                 (IN THOUSANDS)
Projected benefit obligation:
  Balance at the beginning of the year......................  $  18,297    $ 13,458
  Service cost..............................................        436         368
  Interest cost.............................................      1,336         965
  Actuarial loss............................................        420         658
  Benefits paid.............................................       (912)       (673)
  Change in plan provisions.................................        250       3,521
                                                              ---------    --------
  Balance at the end of the year............................  $  19,827    $ 18,297
                                                              =========    ========
Plan assets:
  Fair value at the beginning of the year...................  $       0    $      0
  Employer contributions....................................        912         673
  Benefits paid.............................................       (912)       (673)
                                                              ---------    --------
  Fair value at the end of the year.........................  $       0    $      0
                                                              =========    ========
Funded status...............................................  $ (19,827)   $(18,297)
Unrecognized transition obligation..........................          0           0
Unrecognized prior service cost.............................      5,343       5,488
Unrecognized net loss.......................................      4,421       3,828
                                                              ---------    --------
Net amount recognized.......................................  $  10,063    $ (8,981)
                                                              =========    ========
Amount recognized in the consolidated balance sheet:
  Accrued liability.........................................  $ (15,406)   $(14,469)
  Unrecognized prior service cost...........................      5,343       5,488
                                                              ---------    --------
  Net amount recognized.....................................  $  10,063    $ (8,981)
                                                              =========    ========
Weighted average assumed discount rate......................       7.75%       7.00%
Assumed rate of annual compensation increases...............       5.50%       5.50%

                             SOUTHTRUST CORPORATION

     Net pension cost for 1999, 1998 and 1997 includes the following components:

                                                                1999      1998     1997
                                                              --------   ------   ------
Service cost................................................  $    436   $  368   $  275
Interest cost...............................................     1,336      965      913
Expected return on plan assets..............................         0        0        0
Amortization of unrecognized transitional liability.........         0        0       68
Amortization of prior service cost..........................       395      199      199
Recognized net actuarial loss...............................       348      206      174
                                                              --------   ------   ------
          Total.............................................  $  2,515   $1,738   $1,629
                                                              ========   ======   ======

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

     The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 1999 and 1998:

                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Balance at the beginning of the year......................  $ 6,214   $ 4,745
  Service cost..............................................      265       493
  Interest cost.............................................      194       383
  Plan participants' contributions..........................       78       216
  Actuarial (gain)/loss.....................................   (3,499)      794
  Benefits paid.............................................     (150)     (417)
  Change in plan provisions.................................        0         0
                                                              -------   -------
  Balance at the end of the year............................  $ 3,102   $ 6,214
                                                              =======   =======
Plan assets:
  Fair value at the beginning of the year...................  $     0   $     0
  Employer contributions....................................       72       201
  Plan participants' contributions..........................       78       216
  Benefits paid.............................................     (150)     (417)
                                                              -------   -------
  Fair value at the end of the year.........................  $     0   $     0
                                                              =======   =======
Funded status...............................................  $(3,102)  $(6,214)
Unrecognized transition obligation..........................    1,372     1,477
Unrecognized prior service cost.............................        0         0
Unrecognized net (gain)/loss................................   (2,904)      425
                                                              -------   -------
Net amount recognized.......................................  $(4,634)  $(4,312)
                                                              =======   =======
Weighted average assumed discount rate......................     7.75%     7.00%
Medical trend rate..........................................     7.00%     7.00%

                             SOUTHTRUST CORPORATION

     Effect of one percentage point change in health care cost trend on:

                                                              1-PERCENTAGE-    1-PERCENTAGE-
                                                              POINT INCREASE   POINT DECREASE
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
Service and interest cost...................................        70               (59)
Accumulated postretirement benefit obligation...............       326              (280)

     Net postretirement health care cost for 1999, 1998, and 1997 includes the following components:

                                                              1999    1998   1997
                                                              -----   ----   ----
                                                                (IN THOUSANDS)
Service cost................................................  $ 265   $493   $382
Interest cost...............................................    194    383    298
Expected return on plan assets..............................      0      0      0
Amortization of unrecognized transitional liability.........    105    106    105
Amortization of prior service cost..........................      0      0      0
Recognized net actuarial (gain)/loss........................   (169)     0    (24)
                                                              -----   ----   ----
          Total.............................................  $ 395   $982   $761
                                                              =====   ====   ====

LONG-TERM INCENTIVE PLAN

     The Company maintains an incentive compensation plan, known as the Long-Term Incentive Plan (the "Plan"), that permits the grant of either stock options, stock appreciation rights, restricted stock, performance shares, or performance units to certain key employees. The Company has reserved 6,300,000 shares for issuance under the Plan. For options granted under the Plan, the option exercise price equals the stock market's price on the date of grant. The majority of the Plan's options vest after one year, and expire after ten years. The remainder are on a graded vesting schedule ranging from two to five years, and expire after ten years.

     A summary of the status of the Company's stock options at December 31, 1999, 1998, and 1997 and changes during the years then ended is presented in the tables below:

                                        1999                   1998                   1997
                                --------------------   --------------------   --------------------
                                            WEIGHTED               WEIGHTED               WEIGHTED
                                            AVERAGE                AVERAGE                AVERAGE
                                            EXERCISE               EXERCISE               EXERCISE
                                 SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year........................  3,603,613   $  25.44   2,690,825    $15.20    2,211,435    $11.80
Granted.......................  1,284,150      37.49   1,475,443     40.15      707,025     24.25
Issued in business
  combinations................         --         --       2,400     12.68       72,029      8.41
Exercised.....................   (275,824)     16.86    (523,119)    11.06     (284,304)     9.15
Forfeited.....................    (32,140)     35.23     (41,936)    26.45      (14,925)    23.37
Expired.......................         --         --          --        --         (435)     5.85
                                ---------   --------   ---------    ------    ---------    ------
Outstanding at end of year....  4,579,799   $  29.27   3,603,613     25.44    2,690,825     15.20
                                ---------   --------   ---------    ------    ---------    ------
Exercisable at end of year....  2,716,349   $  22.66   2,140,944     16.11    1,997,375     12.05
Weighted average fair value of
  options granted.............  $    8.35              $   10.35              $    4.47

                             SOUTHTRUST CORPORATION

     Information pertaining to options outstanding at December 31, 1999 is as follows:

                                           OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                 ---------------------------------------    ----------------------
                                                  WEIGHTED
                                                  AVERAGE
                                                 REMAINING      WEIGHTED                  WEIGHTED
                                                CONTRACTUAL     AVERAGE                   AVERAGE
                                   NUMBER         LIFE (IN      EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES         OUTSTANDING       YEARS)        PRICE      EXERCISABLE    PRICE
------------------------         -----------   --------------   --------    -----------   --------
$4.00 - $12.00.................     223,191        1.5           $ 7.25        223,191    $  7.25
 12.01 - 25.00.................   1,680,169        5.7            17.66      1,680,169      17.66
 25.01 - 45.00.................   2,676,439        8.7            38.39        812,989      37.23

     If the Company had elected to recognize compensation cost for options granted in 1999, 1998 and 1997, based on the fair value of the options as permitted by SFAS No. 123, net income and earnings per share would have reduced to the pro forma amounts indicated below:

                                                            1999          1998          1997
                                                         -----------   -----------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income -- as reported..............................   $443,173      $368,610      $306,708
Net income -- pro forma................................    435,952       358,322       304,652
Earnings per share -- as reported -- basic.............       2.64          2.27          2.05
Earnings per share -- pro forma -- basic...............       2.60          2.20          2.03
Earnings per share -- as reported -- diluted...........       2.63          2.25          2.03
Earnings per share -- pro forma -- diluted.............       2.58          2.18          2.02

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                               1999      1998      1997
                                                              -------   -------   -------
Expected dividend yield.....................................     2.35%     1.91%     3.08%
Expected stock price volatility.............................       25%       25%       19%
Risk-free interest rate.....................................     5.15%     5.58%     6.21%
Expected life of options....................................  4 years   4 years   4 years

PERFORMANCE SHARES

     During 1999, 1998 and 1997, the Company granted 34,300, 54,375 and 54,150 performance shares, respectively, to certain executive officers. Actual shares awarded are determined by various performance criteria, which may result in the issuance of either more or fewer shares than initially granted. Payment of the earned performance shares will be made 50% in cash and 50% in shares. Sale or other transfer of the shares is restricted for three years from the end of the performance period. The performance period is generally three years. Compensation for performance shares under the Plan is charged to earnings over the performance period based on the fair value of the Company's stock at the award date, and amounted to $3.3 million, $2.1 million and $5.6 million in 1999, 1998, and 1997, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     The 1990 Discounted Stock Plan (the "Discounted Plan") was established in order to give all employees an opportunity to acquire an equity interest in the Company at a discount (17.5%) to the market value as of the acceptance date. Awards are made to all employees (including executive officers) who have completed

                             SOUTHTRUST CORPORATION
five years of full time service to the Company and its subsidiaries. Employees have two opportunities to accept all or a portion of the award. Transfer, sale or other disposition of the shares is restricted for three years after the date of purchase. If an employee leaves, the Company has the right to repurchase the shares at the purchase price. Total shares purchased by employees under the Discounted Plan in 1999 were 34,720. A total of 1,687,500 shares of Common Stock of the Company is reserved for issuance under the Discounted Plan, and the aggregate purchase price of shares of Common Stock awarded to each employee may not exceed 10% of the annual salary of each employee.

                             SOUTHTRUST CORPORATION

NOTE N -- INCOME TAXES

     The provision for income taxes was as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Current:
  Federal............................................  $161,563   $123,162   $165,223
  State..............................................    12,414      7,194     21,445
                                                       --------   --------   --------
                                                        173,977    130,356    186,668
                                                       --------   --------   --------
Deferred (Prepaid):
  Federal............................................    37,902     41,947    (11,975)
  State..............................................     3,664      6,896     (3,550)
                                                       --------   --------   --------
                                                         41,566     48,843    (15,525)
                                                       --------   --------   --------
          Totals.....................................  $215,543   $179,199   $171,143
                                                       ========   ========   ========

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (35%) to income before taxes were as follows:

                                       1999             1998             1997
                                     --------         --------         --------
Pre-tax income at statutory
  rates............................  $230,551    35%  $191,733    35%  $167,248    35%
Add (deduct)
  State income tax, net of federal
     tax benefit...................    10,451     1      9,158     2     11,631     2
  Tax-exempt interest income.......    (9,929)   (1)    (7,823)   (1)    (6,663)   (1)
  Income on bank owned life
     insurance.....................   (14,656)   (2)   (11,486)   (2)      (274)    0
  Other............................      (874)    0     (2,383)   (1)      (799)    0
                                     --------   ---   --------   ---   --------   ---
          Totals...................  $215,543    33%  $179,199    33%  $171,143    36%
                                     ========   ===   ========   ===   ========   ===

     The components of the net deferred tax asset were as follows:

                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Allowance for loan losses.................................  $159,849   $143,359
  Employee benefits.........................................    16,098     13,616
  Unrealized loss on securities.............................    64,501          0
  Other.....................................................    10,043     43,528
                                                              --------   --------
          Total deferred tax assets.........................   250,491    200,503
                                                              --------   --------
Deferred tax liabilities:
  Depreciation..............................................   (14,794)   (14,549)
  Leasing...................................................  (167,440)  (143,447)
  Loan fees.................................................    (5,735)    (9,884)
  Servicing income..........................................   (19,747)   (15,003)
  Other.....................................................    (9,828)    (9,119)
                                                              --------   --------
          Total deferred tax liabilities....................  (217,544)  (192,002)
                                                              --------   --------
Net deferred tax asset......................................  $ 32,947   $  8,501
                                                              ========   ========

     The Company's federal and state income tax returns are subject to routine examination by governmental authorities. Various examinations are now in progress covering certain returns and, in the opinion of Management, any adjustments which may result from such examinations will not have a material effect on the Company's consolidated financial statements.

                             SOUTHTRUST CORPORATION

NOTE O -- FAIR VALUES OF FINANCIAL INSTRUMENTS

                                                        1999                        1998
                                              -------------------------   -------------------------
                                               CARRYING      ESTIMATED     CARRYING      ESTIMATED
                                                AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                              -----------   -----------   -----------   -----------
                                                                 (IN THOUSANDS)
Assets:
  Cash and due from banks...................  $   874,999   $   874,999   $   970,778   $   970,778
  Federal funds sold and other short-term
     investments............................       46,767        46,767        76,781        76,781
  Trading securities........................       69,508        69,508        73,215        73,215
  Loans held for sale.......................      251,844       251,844       707,586       707,586
  Available-for-sale securities.............    5,061,001     5,061,001     3,802,718     3,802,718
  Held-to-maturity securities...............    2,986,958     2,863,710     2,988,428     3,021,199
  Loans, net of leases......................   30,364,266    30,175,338    26,338,590    26,645,088
  Interest receivable and other assets......      354,096       354,096       352,794       352,794
Liabilities:
  Deposits..................................   27,739,345    27,737,179    24,839,893    24,949,495
  Federal funds purchased and other
     short-term borrowings..................    7,396,990     7,396,990     6,113,028     6,113,028
  Interest payable and other liabilities....      542,941       542,941       507,311       507,311
  Federal Home Loan Bank advances...........    3,530,324     3,527,930     2,780,340     2,840,823
  Long-term debt............................    1,125,483     1,092,788     1,154,937     1,259,765
Off-balance sheet
  instruments -- asset/(liability):
  Interest rate swaps in a net receivable
     position...............................        4,839       (18,246)        1,250        60,020
  Commitments to extend credit..............      (33,882)      (60,864)      (31,465)      (53,956)
  Standby letters of credit.................       (1,054)       (1,054)       (1,090)       (1,090)

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

     The following methods and assumptions were used by the Company in estimating the fair values provided above:

CASH AND DUE FROM BANKS, FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS

     The carrying values of highly liquid instruments, such as cash on hand, interest and non-interest-bearing deposits in financial institutions, and federal funds sold and other short-term investments are considered to approximate their fair values.

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

OFF-BALANCE-SHEET INSTRUMENTS

     Off-balance-sheet financial instruments include interest rate swaps, commitments to extend credit, and standby letters of credit. The fair value of such instruments is estimated using current settlement values or based on fees currently charged for similar arrangements in the market place, adjusted for changes in terms and credit risk as appropriate.

                             SOUTHTRUST CORPORATION

NOTE P -- BUSINESS SEGMENTS

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosure of certain information about the reportable business segments of the Company. The Company segregates financial information for use in assessing its performance which is ultimately used for allocating resources to its business segments. The Company has four reportable business segments which are primarily aligned along customer base or asset/liability management lines. Each segment is managed by one or more of the Company's executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The four reportable operating segments are Commercial Banking, Regional Banking, Funds Management, and Other.

     The Commercial Banking segment derives its revenues from commercial, industrial and commercial real estate customers (large corporate and middle-market) throughout all geographic areas covered by the Company. This business segment also provides cash management, international and commercial leasing services.

     The Regional Banking segment generates revenues from retail lending, depository services, and regional commercial lending not underwritten by the Commercial Banking division. Branch administration costs are also included in Regional Banking. Services include checking accounts, money market investment and money market checking accounts, personal money management accounts, passbook savings accounts and various other time deposit savings programs, and loans (including business, personal, automobile, mortgage, home improvement and educational loans). SouthTrust Bank also offers Visa and/or MasterCard multi-purpose nationally recognized credit card services.

     The Funds Management segment is responsible for the Company's asset and liability management, which includes management of interest rate and liquidity risk. Activities include management of the Company's securities portfolio, wholesale and long-term funding sources, and the use of off-balance sheet activities, including interest rate swap agreements.

     The category named Other encompasses business segments that qualify for aggregation as provided by SFAS No. 131 such as the Company's trust asset management division and non-bank subsidiaries. These business segments provide services such as mortgage origination and servicing, brokerage services, investment services and a variety of trust services.

     The remaining Company divisions included within the Reconciliation grouping are divisions that have no revenue. They contain unallocated costs not directly associated with the other reportable segments such as executive administration, finance, internal auditing, and risk assessment. Other items in this grouping include any unallocated provision for loan losses, income from bank owned life insurance, credits for data processing costs allocated to reportable segments, and income tax expense. Intercompany eliminations are also included in the Reconciliation group.

     The Company's management accounting policies generally follow those for the Company described in Note A, except for the following items. The Company uses a transfer pricing process to aid in assessing operating segment performance. This process involves matched rate transfer pricing of assets and liabilities to determine a contribution to the net interest margin on a segment basis. Also, net interest margin is reported on a fully taxable equivalent basis. The provision for loan losses is charged to each operating segment primarily based on net charge-offs. Data processing costs are charged in accordance with the relative operational cost of each segment.

                             SOUTHTRUST CORPORATION

     The Company's management accounting policies are continuously evolving based on both internal and external factors. Therefore, the Company has restated the comparative 1998 business segment information to conform to the 1999 presentation. The restatement for 1998 includes enhancements to the transfer pricing process and organizational structure changes made during 1999. As management accounting policies change, prior period restatement may also be necessary in the future.

     The following tables present the Company's business segment information for the periods ended December 31, 1999 and 1998:

                                                            1999
                          ------------------------------------------------------------------------
                          COMMERCIAL   REGIONAL      FUNDS                 RECONCILING     TOTAL
                           BANKING      BANKING    MANAGEMENT    OTHER        ITEMS       COMPANY
                          ----------   ---------   ----------   --------   -----------   ---------
                                                       (IN MILLIONS)
Net interest margin
  (FTE).................  $   250.2    $ 1,003.3    $  122.1    $    8.3    $   (2.1)    $ 1,381.8
Provision for loan
  losses................       27.6         63.4         0.0         0.0        50.3         141.3
Non interest income.....       18.8        328.0         0.3        58.0        38.5         443.6
Non interest expense....       48.4        834.4         2.3        54.4        71.0       1,010.5
                          ---------    ---------    --------    --------    --------     ---------
  Income before income
     taxes..............      193.0        433.5       120.1        11.9       (84.9)        673.6
Income tax expense
  (FTE).................        0.0          0.0         0.0         0.0       230.4         230.4
                          ---------    ---------    --------    --------    --------     ---------
  Net income............  $   193.0    $   433.5    $  120.1    $   11.9    $ (315.3)    $   443.2
                          =========    =========    ========    ========    ========     =========
Ending assets...........  $10,242.0    $23,331.9    $6,888.6    $1,416.7    $1,383.3     $43,262.5
                          =========    =========    ========    ========    ========     =========

                                                            1998
                          ------------------------------------------------------------------------
                          COMMERCIAL   REGIONAL      FUNDS                 RECONCILING     TOTAL
                           BANKING      BANKING    MANAGEMENT    OTHER        ITEMS       COMPANY
                          ----------   ---------   ----------   --------   -----------   ---------
                                                       (IN MILLIONS)
Net interest margin
  (FTE).................   $  210.1    $   903.8    $   77.9    $    7.1    $  (18.4)    $ 1,180.5
Provision for loan
  losses................        9.1         60.6         0.0         0.0        25.1          94.8
Non-interest income.....       13.5        284.5         0.4        52.1        35.3         385.8
Non-interest expense....       48.5        719.8         2.2        50.9        93.0         914.4
                           --------    ---------    --------    --------    --------     ---------
  Income before income
     taxes..............      166.0        407.9        76.1         8.3      (101.2)        557.1
Income tax expense
  (FTE).................        0.0          0.0         0.0         0.0       188.5         188.5
                           --------    ---------    --------    --------    --------     ---------
          Net income....   $  166.0    $   407.9    $   76.1    $    8.3    $ (289.7)    $   368.6
                           ========    =========    ========    ========    ========     =========
Ending assets...........   $8,578.9    $20,899.8    $5,710.5    $1,338.5    $1,606.1     $38,133.8
                           ========    =========    ========    ========    ========     =========

     On June 2, 1997, the Company consolidated all of its banking subsidiaries located in the states of Alabama, Georgia, Florida, Mississippi, Tennessee, North Carolina and South Carolina into one consolidated bank. Extensive changes to its management reporting system were required as a result of this consolidation. Comparable information related to the period ended December 31, 1997 is not presented because it is not available.

                             SOUTHTRUST CORPORATION

NOTE Q -- CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

                         PARENT COMPANY BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
ASSETS
Cash*.......................................................  $      133   $      116
Short-term investments*.....................................      74,939      161,643
Available-for-sale securities...............................       8,137       15,969
Loans.......................................................         355       61,502
Loans to subsidiaries*......................................      49,185       32,285
Investment in subsidiaries*:
  Banks and bank holding company............................   3,181,880    2,893,626
  Non-banks.................................................      24,676       19,950
Other assets................................................      46,231       19,326
                                                              ----------   ----------
          Total assets......................................  $3,385,536   $3,204,417
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.......................................  $   24,227   $   16,138
Other liabilities...........................................      83,880       75,013
Long-term debt..............................................     350,000      375,000
                                                              ----------   ----------
          Total liabilities.................................     458,107      466,151
Stockholders' equity........................................   2,927,429    2,738,266
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $3,385,536   $3,204,417
                                                              ==========   ==========

---------------

                      PARENT COMPANY STATEMENTS OF INCOME

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
INCOME:
  From subsidiaries*:
     Dividends from bank....................................  $153,408   $119,646   $ 97,757
     Interest...............................................     7,312     20,406     14,662
     Service fees...........................................    12,402     11,908     62,982
  Other.....................................................     7,234     12,361     13,333
                                                              --------   --------   --------
          Total income......................................   180,356    164,321    188,734
                                                              --------   --------   --------
EXPENSE:
  Salaries and employee benefits............................    10,666      8,308     31,509
  Interest..................................................    23,043     27,970     26,240
  Other.....................................................     2,162      2,226     29,592
                                                              --------   --------   --------
          Total expense.....................................    35,871     38,504     87,341
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET
  INCOME OF SUBSIDIARIES....................................   144,485    125,817    101,393
Income taxes................................................    (3,219)     2,292      1,506
                                                              --------   --------   --------
          INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME
            OF SUBSIDIARIES.................................   147,704    123,525     99,887
EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES*:
  Banks and bank holding company............................   290,829    241,062    204,338
  Non-banks.................................................     4,640      4,023      2,483
                                                              --------   --------   --------
          NET INCOME........................................  $443,173   $368,610   $306,708
                                                              ========   ========   ========

---------------

* Eliminated in consolidation.

                             SOUTHTRUST CORPORATION

                    PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $ 443,173   $ 368,610   $ 306,708
  Less equity in undistributed net income of subsidiaries...   (295,469)   (245,085)   (206,821)
                                                              ---------   ---------   ---------
  Income before equity in undistributed net income of
    subsidiaries............................................    147,704     123,525      99,887
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision (credit) for:
      Depreciation of premises and equipment................         34          32       1,381
      Deferred income tax...................................     (2,026)       (235)     (2,037)
    Realized net gain on sales of securities................     (1,638)     (4,198)     (1,538)
    Net decrease in other assets............................    (24,850)      5,751      36,545
    Net (increase) decrease in other liabilities............     13,017     (38,432)       (429)
                                                              ---------   ---------   ---------
         Net cash provided by operating activities..........    132,241      86,443     133,809
INVESTING ACTIVITIES:
  Proceeds from maturities calls of available-for-sale
    securities..............................................      7,832           0           0
  Proceeds from sale of available-for-sale securities.......      1,638       4,198       1,537
  Purchase of available-for-sale securities.................          0      (2,305)       (665)
  Payments for investments in and advances to
    subsidiaries............................................   (111,975)   (357,504)   (225,004)
  Net (increase) decrease in:
    Short-term investments..................................     86,704      46,500    (128,327)
    Loans to subsidiaries...................................    (16,900)     (6,777)     40,469
    Loans...................................................     61,147      38,633      21,591
    Premises and equipment..................................        (63)     15,005      (2,833)
                                                              ---------   ---------   ---------
         Net cash provided by (used in) investing
           activities.......................................     28,383    (262,250)   (293,232)
FINANCING ACTIVITIES:
  Proceeds from issuance of:
    Common stock............................................     19,835     305,963     234,481
    Long-term debt..........................................     50,000           0           0
  Payments for:
    Repurchase of common stock..............................    (11,944)     (1,183)       (555)
    Long-term debt..........................................    (75,000)          0           0
    Cash dividends..........................................   (151,587)   (118,008)    (81,546)
  Net increase (decrease) in short-term borrowings..........      8,089     (10,999)      5,977
                                                              ---------   ---------   ---------
         Net cash provided by (used in) financing
           activities.......................................   (160,607)    175,773     158,357
                                                              ---------   ---------   ---------
Increase (decrease) in cash and due from banks..............         17         (34)     (1,066)
                                                              ---------   ---------   ---------
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR................        116         150       1,216
                                                              ---------   ---------   ---------
CASH AND DUE FROM BANKS AT END OF YEAR......................  $     133   $     116   $     150
                                                              =========   =========   =========
Supplemental disclosure of cash flow information; Cash paid
  during the period for interest............................  $  25,735   $  24,777   $  35,719

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors is contained in the Company's proxy statement for the annual meeting of stockholders, April 19, 2000 and is incorporated herein by reference.

     Information concerning the Company's executive officers is contained herein in response to Item 1 of Part I.

     Section 16(a) Beneficial Ownership Reporting Compliance: SouthTrust's executive officers, directors and 10% stockholders are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Commission. Copies of these reports must also be furnished to SouthTrust.

     Based solely on a review of copies of such reports furnished to SouthTrust through the date hereof, or written representations of such officers, directors or stockholders that no reports were required, SouthTrust believes that during 1999 all filing requirements applicable to its officers, directors and stockholders were complied with in a timely manner.

ITEM 11  EXECUTIVE COMPENSATION

     Information relating to executive compensation is contained in the Company's proxy statement for the annual meeting of stockholders, April 19, 2000 and is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the Company's proxy statement for the annual meeting of stockholders, April 19, 2000, and is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is contained in the Company's proxy statement for the annual meeting of stockholders, April 19, 2000, and is incorporated herein by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1 -- Financial Statements:

     The following consolidated financial statements of SouthTrust Corporation and subsidiaries, included in the annual report of the Company to its stockholders for the year ended December 31, 1999 are:

        Report of Independent Public Accountants

        Consolidated Balance Sheets -- December 31, 1999 and December 31, 1998

        Consolidated Statements of Income -- Years ended December 31, 1999, 1998, and 1997

        Consolidated Statements of Stockholders' Equity -- December 31, 1999, 1998, and 1997

        Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998, and 1997

        Notes to Consolidated Financial Statements -- Three years ended December 31, 1999

     (a)2 -- Financial Statement Schedules:

     All schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (a)3 -- Exhibits:

     *No. 3(i) -- Composite Restated Certificate of Incorporation of SouthTrust Corporation which was filed as Exhibit 3 to SouthTrust Corporation's Registration Statement on Form S-3 (Reg. No. 333-34947).

     *No. 3(ii) -- Composite Restated Bylaws of SouthTrust Corporation which was filed as Exhibit 4(e) to the Registration Statement on Form S-4 of SouthTrust Corporation (Registration No. 33-61557).

     *No. 4(a) -- Articles FOURTH, SIXTH, SEVENTH and ELEVENTH of the Restated Certificate of Incorporation of SouthTrust Corporation (included at Exhibit 3).

     *No. 4(b) -- Certificate of Designation on Preferences and Rights of Series 1999 Junior Participating Preferred Stock, adopted December 16, 1998, which was filed as Exhibit A to Exhibit 1 to SouthTrust Corporation's Registration Statement on Form 8-A (File No. 001-14781).

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

     No. 21 -- Subsidiaries of the Registrant.

     No. 23 -- Consents of Experts and Counsel.

     No. 24 -- Powers of Attorney.

     No. 27 -- Financial Data Schedule (for SEC use only)

     * Incorporated herein by reference.

     (b) Reports on Form 8-K filed in the fourth quarter of 1999: None.

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

Date: March 3, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               /s/ WALLACE D. MALONE, JR                  Chairman, President, Chief      March 3, 2000
--------------------------------------------------------    Executive Officer, Director
                 Wallace D. Malone, Jr.

                  /s/ ALTON E. YOTHER                     Secretary, Treasurer and        March 3, 2000
--------------------------------------------------------    Controller (Principal
                    Alton E. Yother                         Accounting and Financial
                                                            Officer)

                  /s/ JULIAN W. BANTON                    Chairman and Chief Executive    March 3, 2000
--------------------------------------------------------    Officer, SouthTrust Bank,
                    Julian W. Banton                        N.A., Director

                           *                              Director                        March 3, 2000
--------------------------------------------------------
                     Van L. Richey

                           *                              Director                        March 3, 2000
--------------------------------------------------------
                    William A. Coley

                           *                              Director                        March 3, 2000
--------------------------------------------------------
                    Rex J. Lysinger

                           *                              Director                        March 3, 2000
--------------------------------------------------------
                   William C. Hulsey

                           *                              Director                        March 3, 2000
--------------------------------------------------------
                    John M. Bradford

                           *                              Director                        March 3, 2000
--------------------------------------------------------
               W. Kendrick Upchurch, Jr.

                           *                              Director                        March 3, 2000
--------------------------------------------------------
                     Carl F. Bailey

                           *                              Director                        March 3, 2000
--------------------------------------------------------
                 Allen J. Keesler, Jr.

                           *                              Director                        March 3, 2000
--------------------------------------------------------
                   H. Allen Franklin

                           *                              Director                        March 3, 2000
--------------------------------------------------------
                    Donald M. James

                 /s/ WILLIAM L. PRATER                                                    March 3, 2000
--------------------------------------------------------
                   William L. Prater
                    Attorney-in-fact