Form 10-Q
period 2000-03-31
SOUTHTRUST CORP
filed 2000-05-12
CIK 92081

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No   [ ]

At March 31, 2000, 168,095,733 shares of the Registrant's Common Stock, $2.50 par value were outstanding.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


Statement Description                                                                           Page(s)
-------------------------------------------------------------------------------------------------------

Consolidated Condensed Balance Sheets
         March 31, 2000, December 31, 1999,
         and March 31, 1999                                                                      3

Consolidated Condensed Statements of Income
         Three months ended March 31, 2000 and 1999                                              4

Consolidated Condensed Statements of Stockholders' Equity
         Three months ended March 31, 2000 and 1999                                              5

Consolidated Condensed Statements of Cash Flows
         Three months ended March 31, 2000 and 1999                                              6

Notes to Consolidated Condensed Financial Statements                                          7-12

         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of Management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three month periods ended March 31, 2000 and 1999. Results of operations for the interim 2000 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The Management's Discussion and Analysis of the registrant is included on Pages 13-30.

                             SOUTHTRUST CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        MARCH 31        DECEMBER 31        MARCH 31
                                                                     -------------     -------------     -------------
(Dollars in thousands)                                                  2000              1999              1999
                                                                     -------------     -------------     -------------
ASSETS
  Cash and due from banks                                            $     940,935     $     874,999     $     926,834
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                               26,400            46,350            64,725
    Interest-bearing deposits in other banks                                   424               417               600
    Trading securities                                                      70,286            69,508           130,934
    Loans held for sale                                                    271,332           251,844           560,190
                                                                     -------------     -------------     -------------
         Total short-term investments                                      368,442           368,119           756,449
  Available-for-sale securities                                          5,296,791         5,061,001         4,024,734
  Held-to-maturity securities (1)                                        2,991,600         2,986,958         2,851,907
  Loans                                                                 32,091,537        31,972,758        28,477,502
  Less:
    Unearned income                                                        266,963           274,917           215,638
    Allowance for loan losses                                              453,280           442,343           394,135
                                                                     -------------     -------------     -------------
         Net loans                                                      31,371,294        31,255,498        27,867,729
  Premises and equipment, net                                              734,683           730,602           691,449
  Due from customers on acceptances                                         40,681            20,574            24,900
  Goodwill and core deposit intangibles                                    590,808           583,303           555,071
  Mortgage servicing rights                                                 78,682            79,450            68,582
  Bank owned life insurance                                                852,610           742,370           714,417
  Other assets                                                             599,813           559,638           534,046
                                                                     -------------     -------------     -------------
         Total assets                                                $  43,866,339     $  43,262,512     $  39,016,118
                                                                     =============     =============     =============


LIABILITIES
  Deposits:
    Interest-bearing                                                 $  25,890,282     $  24,878,183     $  21,908,435
    Other                                                                2,660,199         2,861,162         2,644,029
                                                                     -------------     -------------     -------------
         Total deposits                                                 28,550,481        27,739,345        24,552,464
  Federal funds purchased and securities sold
    under agreements to repurchase                                       5,518,966         5,191,057         5,855,026
  Other short-term borrowings                                            1,756,317         2,205,933         1,315,251
  Bank acceptances outstanding                                              40,681            20,574            24,900
  Federal Home Loan Bank advances                                        3,350,320         3,530,324         2,830,335
  Long-term debt                                                         1,125,475         1,125,483         1,150,435
  Other liabilities                                                        549,839           522,367           490,317
                                                                     -------------     -------------     -------------
         Total liabilities                                              40,892,079        40,335,083        36,218,728
STOCKHOLDERS' EQUITY
    Common stock, par value $2.50 a share (2)                              423,575           423,096           420,858
    Capital surplus                                                        754,091           750,820           736,533
    Retained earnings                                                    1,962,593         1,886,481         1,658,272
    Accumulated other comprehensive income (loss)                         (141,923)         (108,928)           (6,081)
    Treasury stock, at cost (3)                                            (24,076)          (24,040)          (12,192)
                                                                     -------------     -------------     -------------
         Total stockholders' equity                                      2,974,260         2,927,429         2,797,390
                                                                     -------------     -------------     -------------
         Total liabilities and stockholders' equity                  $  43,866,339     $  43,262,512     $  39,016,118
                                                                     =============     =============     =============
(1) Held-to-maturity securities-fair value                           $   2,857,292     $   2,863,710     $   2,863,981
(2) Common shares authorized                                           500,000,000       500,000,000       500,000,000
    Common shares issued                                               169,429,868       169,238,391       168,343,401
(3) Treasury shares of common stock                                      1,334,135         1,333,042         1,018,604

                             SOUTHTRUST CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31
                                                                       ----------------------
(In thousands, except per share data)                                    2000          1999
                                                                       ----------------------
INTEREST INCOME
  Loans, including fees                                                $670,773      $553,168
  Available-for-sale securities                                          86,842        58,364
  Held-to-maturity securities                                            51,257        48,367
  Short-term investments                                                  6,635        10,868

                                                                       ----------------------
      Total interest income                                             815,507       670,767
                                                                       ======================
INTEREST EXPENSE
  Deposits                                                              295,746       221,147
  Short-term borrowings                                                 104,379        79,696
  Federal Home Loan Bank advances                                        41,373        35,594
  Long-term debt                                                         17,849        17,826
                                                                       ----------------------
      Total interest expense                                            459,347       354,263
                                                                       ======================
      Net interest income                                               356,160       316,504
Provision for loan losses                                                30,662        30,362

                                                                       ----------------------
        NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                                     325,498       286,142

NON-INTEREST INCOME
  Service charges on deposit accounts                                    54,632        46,491
  Mortgage banking operations                                             8,396        15,219
  Bank card fees                                                          7,940         7,619
  Trust fees                                                              7,921         7,551
  Investment fees                                                         4,763         3,096
  Trading account profits and commissions                                 5,092         5,280
  Bank owned life insurance                                              10,333         9,317
  Gains on loans held for sale, net                                       1,447         4,452
  Gains on available-for-sale securities, net                             1,725           534
  Other                                                                  11,227        11,505

                                                                       ----------------------
      Total non-interest income                                         113,476       111,064
                                                                       ======================
NON-INTEREST EXPENSE
  Salaries and employee benefits                                        143,364       134,254
  Net occupancy                                                          22,663        19,592
  Equipment                                                              17,438        15,498
  Professional services                                                  15,175        15,079
  Communications                                                         13,174        12,222
  Goodwill and core deposit amortization                                 10,754        10,869
  Business development                                                    7,441         7,619
  Supplies                                                                6,329         6,288
  Other                                                                  27,274        21,222

                                                                       ----------------------
      Total non-interest expense                                        263,612       242,643
                                                                       ======================
Income before income taxes                                              175,362       154,563
Income tax expense                                                       57,274        50,039
                                                                       ----------------------
        NET INCOME                                                     $118,088      $104,524
                                                                       ======================

Average shares outstanding - basic (in thousands)                       168,037       167,270
Average shares outstanding - diluted (in thousands)                     168,697       168,587
Net income per share - basic                                           $   0.70      $   0.62
Net income per share - diluted                                             0.70          0.62
Dividends declared per share                                               0.25          0.22

                             SOUTHTRUST CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                          ACCUMULATED
                                                                                            OTHER
                                                        COMMON     CAPITAL   RETAINED    COMPREHENSIVE  TREASURY
(Dollars in thousands)                                   STOCK     SURPLUS    EARNINGS   INCOME (LOSS)    STOCK       TOTAL
--------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1999                              $420,569  $733,577  $ 1,590,686   $   5,530      $(12,096)  $ 2,738,266
Net income                                                     0         0      104,524           0             0       104,524
Change in unrealized loss on available-for-sale
   securities, net of tax of $2,458*                           0         0            0     (11,611)            0       (11,611)
                                                                                                                    -----------
Comprehensive income                                                                                                $    92,913
                                                                                                                    ===========
Dividends declared ($.22 per share)                            0         0      (36,938)          0             0       (36,938)
Issuance of 48,473 shares of Common Stock
   for stock options exercised                               121       874            0           0             0           995
Issuance of 41,606 shares of Common Stock
   for dividend reinvestment and stock purchase plans        104     1,363            0           0             0         1,467
Issuance of 25,869 shares of Common Stock
   under employee discounted stock purchase plan              64       719            0           0             0           783
Purchase of 2,445 shares of treasury stock
   for exercises of stock options                              0         0            0           0           (96)          (96)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                               $420,858  $736,533  $ 1,658,272   $  (6,081)     $(12,192)  $ 2,797,390
================================================================================================================================
--------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 2000                              $423,096  $750,820  $ 1,886,481   $(108,928)     $(24,040)  $ 2,927,429
Net income                                                     0         0      118,088           0             0       118,088
Change in unrealized loss on available-for-sale
   securities, net of tax of $19,719*                          0         0            0     (32,995)            0       (32,995)
                                                                                                                    -----------
Comprehensive income                                                                                                   $ 85,093
                                                                                                                    ===========
Dividends declared ($.25 per share)                            0         0      (41,976)          0             0       (41,976)
Issuance of 98,042 shares of Common Stock
   for stock options exercised                               245       739            0           0             0           984
Issuance of  49,371 shares of Common Stock
   for dividend reinvestment and stock
   purchase plans                                            124     1,559            0           0             0         1,683
Issuance of 44,064 shares of Common Stock under
     long-term incentive plan                                110       973            0           0             0         1,083
Purchase of 1,093 shares of treasury stock
   for exercises of stock options                              0         0            0           0           (36)          (36)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                               $423,575  $754,091  $ 1,962,593   $(141,923)     $(24,076)  $ 2,974,260
================================================================================================================================

*See disclosure of reclassification amount in Notes to Consolidated Condensed Financial Statements

                             SOUTHTRUST CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                       -----------------------------
(In thousands)                                                            2000              1999
                                                                       -----------       -----------
OPERATING ACTIVITIES
  Net income                                                           $   118,088       $   104,524
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                           30,662            30,362
      Depreciation of premises and equipment                                 9,493            13,613
      Amortization of intangibles                                           14,923            11,286
      Amortization of security premium                                         502               541
      Accretion of security discount                                          (851)           (1,548)
      Deferred income taxes                                                  3,128            (3,611)
      Bank owned life insurance                                            (10,333)           (9,317)
   Net gain on loans held for sale                                          (1,447)           (4,452)
   Net gain on available-for-sale securities                                 1,725              (534)
   Origination and purchase of loans held for sale                        (517,871)         (818,103)
   Proceeds from loans held for sale                                       499,831           836,723
   Net increase in trading securities                                         (778)          (57,719)
   Net (increase) decrease in other assets                                 (62,959)            2,133
   Net increase in other liabilities                                        41,695             1,501
                                                                       -----------       -----------
       Net cash provided by operating activities                           125,808           105,399

INVESTING ACTIVITIES
  Proceeds from maturities/calls of:
     Available-for-sale securities                                          46,141           294,131
     Held-to-maturity securities                                            42,596           715,330
  Proceeds from sales of available-for-sale-securities                      55,292           170,117
  Purchases of:
     Available-for-sale securities                                        (371,474)         (669,205)
     Held-to-maturity securities                                           (13,284)         (577,793)
     Premises and equipment                                                 (7,573)          (12,450)
  Net (increase) decrease in:
     Short-term investments                                                 21,417            14,646
     Loans                                                                 (30,632)         (728,002)
  Purchases of bank owned life insurance                                  (100,000)                0
  Net cash paid in acquisitions                                             (7,951)          (19,807)
                                                                       -----------       -----------
     Net cash used in investing activities                                (365,468)         (813,033)

FINANCING ACTIVITIES
  Net increase (decrease) in:
     Deposits                                                              642,388          (410,651)
     Short-term borrowings                                                (122,481)        1,057,248
  Proceeds from:
     Common Stock issuances                                                  3,750             3,245
     Federal Home Loan Bank advances                                     1,500,003            50,004
  Payments for:
     Repurchase of common stock                                                (36)              (96)
     Federal Home Loan Bank advances                                    (1,680,007)               (8)
     Long-term debt                                                             (8)           (4,502)
     Cash dividends                                                        (38,013)          (31,550)
                                                                       -----------       -----------
     Net cash provided by financing activities                             305,596           663,690
                                                                       -----------       -----------
   INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                           65,936           (43,944)
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                             874,999           970,778
                                                                       -----------       -----------
  CASH AND DUE FROM BANKS AT END OF PERIOD                             $   940,935       $   926,834
                                                                       ===========       ===========

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A -Pending Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair values of derivatives will depend on their designation. Management is in the process of assessing the impact of this Statement on the Company's financial position and results of operation, but does not expect this impact to be material to the Consolidated Condensed Financial Statements.

         In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This Statement amends the effective date of SFAS No. 133, which will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Note B- Earnings per Share Reconciliation

         A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                                     Three months ended March 31
(In thousands, except per share data)                                    2000          1999
                                                                       --------      --------

Basic:
Net income                                                             $118,088      $104,524
Average common shares
     outstanding                                                        168,037       167,270
                                                                       --------      --------
Earnings per share                                                     $   0.70      $   0.62
                                                                       ========      ========
Diluted:
Net income                                                             $118,088      $104,524
Average common shares
     outstanding                                                        168,037       167,270
Dilutive effect of options issued                                           660         1,317
                                                                       --------      --------

Average diluted shares
     outstanding                                                        168,697       168,587
                                                                       --------      --------
Earnings per share                                                     $   0.70      $   0.62
                                                                       ========      ========


         In addition, the Company had 1,761,039 and 150,000 exercisable options issued that were not included in the calculation of diluted EPS for the three months ended March 31, 2000 and 1999, respectively, as the exercise price of these options was in excess of the average market price.

Note C- Supplemental Cash Flow Information

         The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2000 and 1999:

                                                                              Three Months Ended March 31
(In thousands)                                                                 2000                1999
                                                                             --------            --------
Cash paid during period for:
   Interest                                                                  $437,185            $363,155
   Income taxes                                                                 3,243              10,662
Noncash transactions:
   Assets acquired in business combinations                                   176,642             132,520
   Liabilities assumed in business combinations                               171,443             124,239
   Loans transferred to other real estate                                       5,852               4,213
   Financed sales of foreclosed property                                        6,722               5,590
   Loans securitized into mortgage-backed securities                          332,294                   0


Note D- Comprehensive Income

         Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are recognized under accounting standards as components of comprehensive income are displayed in the Consolidated Condensed Statements of Stockholders' Equity.

         In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:

                                                                                  Three Months Ended
                                                                                      March 31
                                                                               2000               1999
                                                                             --------            --------
(In thousands)
Unrealized holding losses
   on available-for-sale securities                                          $(50,989)           $(13,535)
Less: reclassification adjustment for
   gains included in net income                                                (1,725)               (534)
                                                                             --------            --------
Unrealized loss on available-for-sale
   securities                                                                 (52,714)            (14,069)
Tax effect                                                                     19,719               2,458
                                                                             --------            --------
Unrealized loss on available-for-sale
   securities, net of tax                                                    $(32,995)           $(11,611)
                                                                             ========            ========

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

         The Commercial Banking segment derives its revenues from commercial, industrial and commercial real estate customers (large corporate and middle-market) throughout all geographic areas covered by the Company. This business segment also provides cash management, international and commercial leasing services. The Regional Banking segment generates revenues from retail lending, depository services, and regional commercial lending not underwritten by the Commercial Banking division. Branch administration costs are also included in Regional Banking. The Funds Management segment is responsible for the Company's asset and liability management, which includes management of interest rate and liquidity risk. Activities include management of the Company's securities portfolio, wholesale and long-term funding sources, and the use of off-balance sheet instruments, including interest rate swap agreements. The category named Other encompasses business segments that qualify for aggregation as provided by SFAS No. 131 such as the Company's non-bank subsidiaries which provide various services such as securities brokerage and asset management to either external or internal customers. The remaining Company divisions included within the Reconciliation grouping are divisions that have no operating revenue. They contain unallocated costs not directly associated with the other reportable segments such as executive administration, finance, internal auditing, and risk management. Other items in this grouping included any unallocated provision for loan losses, income from bank owned life insurance, credits for data processing and other support function costs allocated to reportable segments, intangible amortization, and income tax expense. Intercompany eliminations are also included in the Reconciliation group.

         The Company's management accounting policies generally follow those for the Company described in Note A to the Consolidated Financial Statements on Form 10-K for the year ended December 31, 1999, except for the following items. The Company uses a transfer pricing process to aid in assessing business segment performance. This process involves matched rate transfer pricing of assets and liabilities to determine a contribution to the net interest margin on a segment basis. Also, net interest margin is reported on a fully taxable equivalent basis. The provision for loan losses is charged to each business segment primarily based on net charge-offs. Data processing and other support function costs are charged in accordance with the relative operational cost of each segment.

         The Company's management accounting policies are continuously evolving based on both internal and external factors. Therefore, the Company has restated the comparative 1999 segment information to conform to the 2000 presentation. The restatement for 1999 includes enhancements to the transfer pricing process, new allocations for interbranch processing and centralized management and product support, and organizational structure changes made during 2000. As management accounting policies change, prior period restatement may also be necessary in the future.

         The following tables present the Company's business segment information for the periods ended March 31, 2000 and 1999:

                                                                                      March 31, 2000
                                                          --------------------------------------------------------------------
                                                          Commercial  Regional     Funds               Reconciling    Total
(In millions)                                               Banking   Banking    Management    Other     Items       Company
                                                          --------------------------------------------------------------------

Net interest margin (FTE)................................ $   145.8  $   184.7  $      32.0  $     9.1  $  (11.9)  $     359.7
Provision for loan losses................................       4.6       17.5          0.0        0.1       8.5          30.7
Non-interest income......................................      26.0       63.5          0.1       13.6      10.3         113.5
Non-interest expense.....................................      71.9      154.5          0.7       13.8      22.7         263.6
                                                          ---------  ---------  -----------  ---------  --------   -----------
     Income before income
       taxes.............................................      95.3       76.2         31.4        8.8     (32.8)        178.9
Income tax expense (FTE).................................       0.0        0.0          0.0        0.0      60.8          60.8
                                                          ---------  ---------  -----------  ---------  --------   -----------
     Net income.......................................... $    95.3  $    76.2  $      31.4  $     8.8  $  (93.6)  $     118.1
                                                          =========  =========  ===========  =========  ========   ===========

Ending assets............................................ $15,905.5  $17,471.2  $   7,113.5  $ 2,631.9  $  744.2   $  43,866.3
                                                          =========  =========  ===========  =========  ========   ===========


                                                                                      March 31, 1999
                                                          --------------------------------------------------------------------
                                                          Commercial  Regional     Funds                 Reconciling    Total
(In millions)                                               Banking   Banking    Management     Other       Items      Company
                                                          --------------------------------------------------------------------

Net interest margin (FTE)................................ $   127.6 $   181.1   $    23.1   $     7.1   $  (18.7) $     320.2
Provision for loan losses................................       5.0       9.2         0.0         0.0       16.2         30.4
Non-interest income......................................      23.0      62.6         0.1        13.8       11.6        111.1
Non-interest expense.....................................      66.7     143.5         0.5        12.5       19.4        242.6

                                                          --------- ---------   ---------   ---------   --------  -----------
     Income before income
       taxes.............................................      78.9      91.0        22.7         8.4      (42.7)       158.3

Income tax expense (FTE).................................       0.0       0.0         0.0         0.0       53.8         53.8

                                                          --------- ---------   ---------   ---------   --------  -----------

     Net income.......................................... $    78.9 $    91.0   $    22.7   $     8.4   $  (96.5) $     104.5
                                                          ========= =========   =========   =========   ========  ===========

Ending assets............................................ $14,140.3 $15,837.0   $ 5,819.7   $ 2,614.8   $  604.3  $  39,016.1
                                                          ========= =========   ==========  =========   ========  ===========

Note F- Business Combinations

         During the first three months of 2000, the Company completed the following acquisition:

(In millions)

     Date                           Institution                    Assets         Loans        Deposits            Location
-------------------       -----------------------------------    ----------      -------       --------        -----------------
Jan 14                    Brazos Bancshares, Inc.  ("Brazos")      $ 176.7        $118.0        $168.7         Waxahachie, Texas


         Consideration for this acquisition was approximately $23 million in cash. This acquisition was accounted for as a purchase. Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Condensed Financial Statements.

          On April 14, 2000, the Company acquired Security Bancorp, Inc. in San Antonio, Texas for approximately $44 million in cash. This transaction, which was accounted for as a purchase, added approximately $177.8 million in assets, $104.1 million in loans, and $161.3 million in deposits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS

         SouthTrust Corporation ("SouthTrust" or the "Company") is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, and engages, through its subsidiary bank, SouthTrust Bank, N.A. (SouthTrust Bank) and its non-banking subsidiaries, in a full range of banking services from 631 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of March 31, 2000, the Company had consolidated total assets of $43.9 billion, which ranked it as the twenty-second largest bank holding company in the United States.

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

         Information relating to the Company's business segments can be found in Note E to the Consolidated Condensed Financial Statements.

FORWARD-LOOKING STATEMENTS

         In this report and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that may be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward- looking statements. Forward-looking statements are typically identified by the words "believe, expect, anticipate, intend, estimate" and similar expressions. These statements may relate to, among other things, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following: changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures within the Company's markets; equity and fixed income market fluctuations; personal and corporate customers' bankruptcies; inflation; acquisitions and integrations of acquired businesses; technological changes; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; other risks and uncertainties.

SELECTED QUARTERLY FINANCIAL DATA                                       TABLE 1
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)



                                                                         Quarters Ended
                                                   --------------------------------------------------------------

                                                      2000                            1999
                                                   ---------    -------------------------------------------------

                                                     Mar 31       Dec 31      Sept 30       Jun 30        Mar 31
                                                   ---------    ---------    ---------    ---------     ---------
EARNINGS SUMMARY:
   Interest income                                 $   815.5    $   790.3    $   750.1    $   695.3     $   670.8
   Interest expense                                    459.3        432.4        394.4        358.5         354.3
                                                   ---------    ---------    ---------    ---------     ---------
   Net interest income                                 356.2        357.9        355.7        336.8         316.5
   Provision for loan losses                            30.7         36.4         42.7         31.8          30.4
                                                   ---------    ---------    ---------    ---------     ---------
   Net interest income after
         provision for loan losses                     325.5        321.5        313.0        305.0         286.1
   Non-interest income                                 110.3        108.8        108.8        103.7         106.1
   Gains on loans held for sale, net                     1.5          2.7          4.5          3.6           4.5
   Gains on available-for-sale securities, net           1.7          0.6          0.1         (0.3)          0.5
   Non-interest expense                                263.6        260.2        258.8        248.9         242.6
                                                   ---------    ---------    ---------    ---------     ---------
   Income before income taxes                          175.4        173.4        167.6        163.1         154.6
   Income taxes                                         57.3         57.5         54.5         53.4          50.1
                                                   ---------    ---------    ---------    ---------     ---------

   Net income                                      $   118.1    $   115.9    $   113.1    $   109.7     $   104.5
                                                   =========    =========    =========    =========     =========

PER COMMON SHARE:
   Net income - basic                              $    0.70    $    0.69    $    0.67    $    0.66     $    0.62
   Net income- diluted                                  0.70         0.69         0.67         0.65          0.62
   Cash dividends declared                              0.25         0.22         0.22         0.22          0.22
   Book value                                          17.69        17.44        17.20        16.90         16.72
   Market value-high                                  37.063       41.813       38.938       42.875        42.375
   Market value-low                                   20.875       32.750       32.750       36.000        35.375

ENDING BALANCES:
   Loans, net of unearned income                   $31,824.6    $31,697.8    $30,614.0    $29,178.4     $28,261.8
   Total assets                                     43,866.3     43,262.5     42,474.2     40,066.5      39,016.1
   Deposits                                         28,550.5     27,739.3     27,497.2     26,296.7      24,552.5
   Federal Home Loan Bank advances                   3,350.3      3,530.3      3,480.3      2,855.3       2,830.3
   Long-term debt                                    1,125.5      1,125.5      1,125.5      1,075.5       1,150.4
   Stockholders' equity                              2,974.3      2,927.4      2,885.5      2,829.5       2,797.4
   Common shares (in thousands)                      168,096      167,905      167,803      167,476       167,325

AVERAGE BALANCES:
   Loans, net of unearned income                   $31,931.3    $31,071.6    $29,823.5    $28,532.3     $27,762.0
   Earning assets                                   40,292.7     39,548.7     37,919.9     35,849.4      35,051.4
   Total assets                                     43,565.0     42,784.3     41,041.4     38,951.2      38,116.8
   Deposits                                         28,773.6     27,470.9     26,599.7     24,995.9      24,139.9
   Stockholders' equity                              2,946.0      2,901.4      2,801.0      2,798.8       2,753.4
   Common shares (in thousands)
         Basic                                       168,037      167,871      167,654      167,439       167,270
         Diluted                                     168,697      168,970      168,742      168,746       168,587

SELECTED RATIOS:
   Return on average total assets                       1.09%        1.07%        1.09%        1.13%         1.11%
   Return on average stockholders' equity              16.12        15.85        16.01        15.72         15.40
   Net interest margin (FTE)                            3.57         3.62         3.75         3.81          3.71
   Average equity to average assets                     6.76         6.78         6.82         7.19          7.22
   Non-interest expense as a percent
         of average total assets                        2.43         2.41         2.50         2.56          2.58
   Efficiency ratio                                    55.91        54.98        54.75        55.58         56.32

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND                       TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID
(DOLLARS IN MILLIONS; YIELDS ON TAXABLE EQUIVALENT BASIS)



                                                                             Quarters Ended
                                                 ----------------------------------------------------------------------
                                                          March 31, 2000                         December 31, 1999
                                                 ------------------------------           -----------------------------
                                                                          (1)                                     (1)
                                                  Average                Yield/            Average               Yield/
                                                  Balance    Interest     Rate             Balance    Interest    Rate
                                                 ------------------------------           -----------------------------

ASSETS
Loans, net of unearned
 income (2)                                      $31,931.3    $671.4       8.46%          $31,071.6    $646.7      8.26%
Available-for-sale securities:
 Taxable                                           4,695.0      82.7       6.81             4,775.0      81.9      6.64
 Non-taxable                                         322.9       6.5       7.62               325.2       6.4      7.51
Held-to-maturity securities:
 Taxable                                           2,907.3      49.8       6.89             2,901.5      49.7      6.80
 Non-taxable                                          81.9       2.1      10.13                86.4       2.2      9.80
Short-term investments                               354.3       6.6       7.53               389.0       7.1      7.25
                                                 ------------------------------           -----------------------------
  Total interest-earning assets                   40,292.7    $819.1       8.14            39,548.7    $794.0      7.94
Allowance for loan losses                           (448.7)                                  (437.1)
Other assets                                       3,721.0                                  3,672.7
                                                 ------------------------------           -----------------------------
  Total assets                                   $43,565.0                                $42,784.3
                                                 ==============================           =============================

LIABILITIES
Interest-bearing deposits                        $26,259.5    $295.7       4.53%          $24,637.6    $268.0      4.32%
Short-term borrowings                              7,134.4     104.4       5.88             7,331.7     101.9      5.52
Federal Home Loan Bank advances                    3,026.0      41.4       5.50             3,432.8      45.4      5.25
Long-term debt                                     1,125.5      17.9       6.38             1,125.5      17.1      6.02
                                                 ------------------------------           -----------------------------
  Total interest-bearing liabilities              37,545.4     459.4       4.92            36,527.6     432.4      4.70
Demand deposits non-interest bearing               2,514.1                                  2,833.3
Other liabilities                                    559.5                                    522.0
Total liabilities                                 40,619.0                                 39,882.9
STOCKHOLDERS' EQUITY                               2,946.0                                  2,901.4
                                                 ------------------------------           -----------------------------
  Total liabilities and stockholders' equity     $43,565.0                                $42,784.3
                                                 ------------------------------           -----------------------------
Net interest income                                           $359.7                                   $361.6
                                                 ------------------------------           -----------------------------
Net interest margin                                                        3.57%                                   3.62%
                                                 ==============================           =============================
Net interest spread                                                        3.22%                                   3.24%
                                                 ==============================           =============================


(1) YIELDS WERE CALCULATED USING THE AVERAGE AMORTIZED COST OF THE UNDERLYING ASSETS. ALL YIELDS AND RATES ARE PRESENTED ON AN ANNUALIZED BASIS.

(2) INCLUDED IN INTEREST ARE NET LOAN FEES OF $17.2 MILLION, $16.8 MILLION, $17.6 MILLION, $17.4 MILLION, AND $16.4 MILLION FOR THE FIVE QUARTERS ENDED MARCH 31, 2000, RESPECTIVELY. THE AVERAGES INCLUDE LOANS ON WHICH THE ACCRUAL OF INTEREST HAS BEEN DISCONTINUED. INCOME ON CERTAIN NON-ACCRUAL LOANS IS RECOGNIZED ON A CASH-BASIS.

                                                                        TABLE 2




                                              Quarters Ended
-----------------------------------------------------------------------------------------------------------
     September 30, 1999                        June 30, 1999                          March 31, 1999
----------------------------           ----------------------------            ----------------------------
                       (1)                                    (1)                                     (1)
 Average              Yield/            Average              Yield/             Average              Yield/
 Balance    Interest   Rate             Balance    Interest   Rate              Balance    Interest   Rate
----------------------------           ----------------------------            ----------------------------
$29,823.5    $613.7     8.16%          $28,532.3    $575.1     8.09%           $27,762.0    $553.8     8.09%

  4,352.1      73.5     6.55             3,737.0      60.8     6.48              3,506.7      54.6     6.30
    322.9       6.3     7.51               329.3       6.3     7.60                316.1       5.9     7.72

  2,913.3      49.6     6.76             2,549.8      43.6     6.85              2,685.8      46.2     6.98
     95.5       2.4     9.88               101.7       2.6    10.45                116.8       3.2    11.01
    412.6       8.3     8.01               599.3      10.6     7.07                664.0      10.8     6.64
----------------------------           ----------------------------            ----------------------------
 37,919.9    $753.8     7.87            35,849.4    $699.0     7.81             35,051.4    $674.5     7.80
   (415.2)                                (397.0)                                 (378.1)
  3,536.7                                3,498.8                                 3,443.5
----------------------------           ----------------------------            ----------------------------
$41,041.4                              $38,951.2                               $38,116.8
============================           ============================            ============================


$23,839.6    $248.2     4.13%          $22,322.6    $225.1     4.05%           $21,515.2    $221.1     4.17%
  6,941.5      90.9     5.19             6,728.1      80.8     4.82              6,775.9      79.7     4.77
  3,120.8      40.2     5.11             2,827.6      36.1     5.12              2,783.7      35.6     5.19
  1,084.2      15.1     5.51             1,118.4      16.5     5.91              1,158.9      17.8     6.24
----------------------------           ----------------------------            ----------------------------
 34,986.1     394.4     4.47            32,996.7     358.5     4.36             32,233.7     354.2     4.46
  2,760.1                                2,673.3                                 2,624.7
    494.2                                  482.4                                   505.0
 38,240.4                               36,152.4                                35,363.4
  2,801.0                                2,798.8                                 2,753.4
----------------------------           ----------------------------            ----------------------------
$41,041.4                              $38,951.2                               $38,116.8
============================           ============================            ============================
             $359.4                                 $340.5                                  $320.3
============================           ============================            ============================
                        3.75%                                  3.81%                                   3.71%
============================           ============================            ============================
                        3.40%                                  3.45%                                   3.34%
============================           ============================            ============================


NET INTEREST INCOME / MARGIN.

         The Company's net interest margin decreased 14 basis points from the first quarter of 1999 to 3.57% for the 2000 first quarter period. Also, the net interest margin is down 5 basis points from the fourth quarter of 1999. The net interest spread between interest-earning assets and interest-bearing liabilities decreased 12 basis points from the first quarter of 1999 to 3.22%. Net interest spread is also down 2 basis points from the fourth quarter of 1999. The net interest margin and net interest spread are affected by the composition of interest-earning assets and interest-bearing liabilities, competitive pressures, and Federal Reserve Bank (the "Fed") monetary policies.

         In response to outstanding growth in the economy, the Fed has raised short-term interest rates on five separate occasions since mid-1999. On each occasion, rates were increased 25 basis points in an attempt to control inflationary pressures. Since the Company's interest-earning assets are repricing at a slower rate than its interest-bearing liabilities, the Company's net interest margin and net interest spread are being compressed. Since economic growth remains strong, further increases in interest rates could be expected from the Fed in the near future.

         Growth in net interest margin has slowed down due in part to the rising rate environment. In addition, in an effort to mitigate the effects of changes in interest rates, the Company is emphasizing diversification of the portfolio mix. As part of this diversification, the Company is placing more emphasis on variable rate assets than in previous periods.

         See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.

PROVISION FOR LOAN LOSSES.

         During the first quarter of 2000, the Company recorded a $30.7 million provision for loan losses. This compares to a provision of $30.4 million for the quarter ended March 31, 1999. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by Management based on the factors as described in "Allowance for Loan Losses" later in Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME.

         Total non-interest income for the quarter ended March 31, 2000 was $113.5 million, an increase of $2.4 million or 2.2% over the same period in 1999. Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the first quarter of 2000 by 17.5% from the comparable year-ago period. This increase is attributable to an increased number of deposit accounts and increases in certain service charge rates. In particular, service charges increased from increased usage of Visa debit cards and ATMs. Mortgage banking operations income decreased 44.8% compared to the 1999 first quarter. Mortgage interest rates have increased significantly compared to the first quarter of 1999, and loan production and related income have declined accordingly. Fee income related to Bank Card and Trust operations has also increased, 4.2% and 4.9%, respectively, over the year ago quarter. Both were related to higher volume and various rate increases. Investment fee income rose by $1.7 million or 53.8 % compared to the quarter ended March 31, 1999, which was driven by increased revenue from sales of annuity and mutual fund products. Trading account profits and commissions totaled $5.1 million for the first quarter of 2000. Income from bank owned life insurance for the first quarter of 2000 increased $1.0 million or 10.9% from the first quarter of 1999.

          Sales of loans during the three months ended March 31, 2000 resulted in gains of approximately $1.5 million. Gains on sales of available-for-sale securities were $1.7 million in the first quarter of 2000.

         There were no other significant non-recurring non-interest income items recorded in 2000 or 1999.


NON-INTEREST INCOME                                                     TABLE 3
(In millions)


                                                                             Quarters Ended
                                                       ---------------------------------------------------------------
                                                        2000                              1999
                                                       ------        -------------------------------------------------
                                                       Mar 31        Dec 31       Sept 30        Jun 30         Mar 31
                                                       ------        ------       -------        ------         ------
Service charges on deposit accounts                    $ 54.6        $ 56.0        $ 52.3        $ 49.2         $ 46.5
Mortgage banking operations                               8.4           8.3           9.2          11.5           15.2
Bank card fees                                            8.0           8.3           8.0           7.3            7.6
Trust fees                                                7.9           7.8           7.4           7.5            7.6
Investment fees                                           4.8           4.7           4.9           5.4            3.1
Trading account profits and commissions                   5.1           4.2           4.0           4.1            5.3
Bank owned life insurance                                10.3          10.1          12.4           9.6            9.3
Gains on loans held-for-sale, net                         1.5           2.7           4.5           3.6            4.5
Gains (losses) on available-for-sale securities, net      1.7           0.6           0.1          (0.3)           0.5
Other                                                    11.2           9.4          10.6           9.1           11.5
                                                       ------        ------        ------        ------         ------
     Total                                             $113.5        $112.1        $113.4        $107.0         $111.1
                                                       ======        ======        ======        ======         ======

NON-INTEREST EXPENSE.

         Total non-interest expense increased 8.6% to $263.6 million in the first quarter of 2000 as compared to the same period in 1999. Salaries and employee benefits expense is the largest component of non-interest expense, accounting for $143.4 million or 54.4% of all non-interest expense for the quarter ended March 31, 2000. The March 31, 2000 quarter over March 31, 1999 quarter increase in salary and employee benefits expense was $9.2 million or 6.8%, related mainly to annual merit increases and an increase in the number of full-time equivalent employees of 4% to approximately 12,500 at March 31, 2000. Occupancy and equipment expenses were also up in the first quarter of 2000. These increases are attributable to a higher number of banking offices, including branches and other offices, as of March 31, 2000 compared to March 31, 1999. The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 55.91% for the three month period ended March 31, 2000, an improvement from the year ago ratio of 56.32%. This improvement reflects the Company's continuing efforts to control expense growth.

         There were no significant non-recurring non-interest expense items recorded in 2000 or 1999.


NON-INTEREST EXPENSE                                                    TABLE 4
(In millions)



                                                                                    Quarters Ended
                                                        -----------------------------------------------------------------------
                                                         2000                                   1999
                                                        ------          -------------------------------------------------------
                                                        Mar 31          Dec 31         Sept 30          Jun 30           Mar 31
                                                        ------          ------         -------          ------           ------
Salaries and employee benefits                          $143.4          $136.0          $136.5          $133.7           $134.2
Net occupancy                                             22.6            21.6            20.9            19.9             19.6
Equipment                                                 17.4            17.9            17.8            16.5             15.5
Professional services                                     15.2            17.6            17.0            17.7             15.1
Communications                                            13.2            13.5            12.7            13.1             12.2
Goodwill and core deposit amortization                    10.8            10.6             8.0            11.1             10.9
Business development                                       7.4             8.4             7.4             7.7              7.6
Supplies                                                   6.3             6.9             6.2             5.9              6.3
Other                                                     27.3            27.7            32.3            23.3             21.2
                                                        ------          ------          ------          ------           ------
     Total                                              $263.6          $260.2          $258.8          $248.9           $242.6
                                                        ======          ======          ======          ======           ======



INCOME TAX EXPENSE.

         Income tax expense for the first quarter of 2000 was $57.3 million for an effective tax rate of 32.7% compared to $50.1 million or an effective rate of 32.4% in the first quarter of 1999. The statutory federal income tax rate was 35% in 2000 and 1999.

LOANS.

         Loans, net of unearned income at March 31, 2000 were $31,824.6 million, an increase of $126.8 million over the December 31, 1999 level. Of the total loan increase, $118.0 million was obtained in the acquisition of Brazos Bancshares, Inc. on January 14, 2000. Internal growth accounted for the remaining $8.8 million of the increase. Loan growth has slowed down in the first quarter of 2000 when compared to previous periods as a result of the increasing interest rate environment. Given the recent and possible future interest rate increases from the Fed, economic growth in general is expected to slow down, which will continue to slow anticipated loan growth. Also contributing to slower loan growth, the Company is emphasizing diversification of its loan portfolio mix, which includes a greater emphasis on variable rate loans. In addition, the Company securitized approximately $332.3 million of 1-4 family mortgages into mortgage-backed securities during the first quarter of 2000. The Company retained these securities, and they are reported under available-for-sale securities. The primary purpose of the securitization was to enable greater liquidity for these assets.

         The Company regularly participates in loan sales in the secondary market, which allow the Company to actively manage its loan portfolio. Specifically, these sales allows the Company to manage credit concentrations, while continuing to extend credit to customers. This activity has slowed in recent months due to less favorable market conditions. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $170.6 million during the three month period ended March 31, 2000.


LOAN PORTFOLIO                                                          TABLE 5
(In millions)



                                                                                Quarters Ended
                                           -------------------------------------------------------------------------------------
                                              2000                                          1999
                                           ---------          ------------------------------------------------------------------
                                             Mar 31            Dec 31             Sept 30            Jun 30              Mar 31
                                           ---------          ---------          ---------          ---------          ---------
Commercial, financial and agricultural     $11,357.2          $11,265.2          $10,734.5          $10,222.4          $10,102.5
Real estate construction                     4,369.9            4,342.9            4,270.5            4,006.6            3,744.3
Commercial real estate mortgage              6,266.1            6,029.2            5,560.8            5,507.0            5,157.5
Residential real estate mortgage             6,616.2            6,773.4            6,716.7            6,359.4            6,279.0
Loans to individuals                         3,482.1            3,562.0            3,591.8            3,316.8            3,194.2
                                           ---------          ---------          ---------          ---------          ---------
                                            32,091.5           31,972.7           30,874.3           29,412.2           28,477.5

Unearned income                               (266.9)            (274.9)            (260.3)            (233.8)            (215.7)
                                           ---------          ---------          ---------          ---------          ---------
Loans, net of unearned income               31,824.6           31,697.8           30,614.0           29,178.4           28,261.8
Allowance for loan losses                     (453.3)            (442.3)            (434.8)            (405.5)            (394.1)
                                           ---------          ---------          ---------          ---------          ---------
Net loans                                  $31,371.3          $31,255.5          $30,179.2          $28,772.9          $27,867.7
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

         Loans are separated by internal risk ratings into two categories for assessment of their estimated allowance level needs; Non-problem and Watch-list. The allowance for Non-problem loans is calculated by applying historical Non-problem loss factors to outstanding Non-problem loans within each loan type. The loss factors represent either the average of the last four years' losses or, in some cases, the most recent years' loss experience if in Management's judgement that loss rate is more representative of current trends in a particular loan type. Watch-list loans include any loans that have an internal credit review or regulatory rating of less than "good" or, loans that are sound and collectible, but contain certain characteristics that require review by Management. The allowance associated with Watch-list loans is calculated by applying loss factors determined either through a migration analysis or an average of the last four years' loss experience, both of which are specific to Watch-list loans. The migration analysis is performed periodically and measures losses in relation to the internal risk ratings assigned to loans. Additionally, certain Watch-list loans (generally large commercial credits) are specifically reviewed. This specific review considers estimates of future cash flows, fair values of collateral and other indicators of the borrowers' ability to repay the loan.

         In addition to the above, the Company considers other risk elements in establishing the reserve for both Non-problem and Watch-list loans. These risk elements are based on Management's evaluation of various conditions that affect inherent losses which are not directly measured by applying the historical or migration loss rates. Also, in most cases, the impact of these risk elements has not yet been reflected in the level of non-performing loans or in the internal risk grading process. Evaluation of these elements involves a higher degree of uncertainty since they are not directly associated with specific problem credits. These elements are discussed below.

         The Company's loan portfolio has historically experienced growth rates in excess of our peers. While the Company strives to use prudent underwriting and credit management standards, such growth and related underwriting risks lead to increased losses, which are not realized until after period end. Additionally, loans acquired through the various business combinations carry additional credit risk due to uncertainties associated with the underwriting process and deviations from the Company's credit underwriting standards at the acquired institutions. The Company is also subject to risk associated with certain industry concentrations. Commercial real estate mortgage loans represent the Company's largest concentration and although this segment of the portfolio has performed well in recent years, Management considers the associated risk within the commercial real estate portfolio as part of the other risk elements. The Company has established a sound credit policy which guides the manner in which loans are underwritten. Exceptions from this policy may be necessary to facilitate the lending process. The associated exception risk has also been considered in computing the allowance.

         Based on the methodology outlined above, the allowance for loan losses allocated to Non-problem and Watch-list loans was $318.7 million and $134.6 million, respectively, at March 31, 2000 and $285.5 million and $156.8 million, respectively, at December 31, 1999. As a percentage of outstanding loans, the total allowance for loan losses was 1.42%, compared to the December 31, 1999 level of 1.40%. Net charge-offs during the three months ended March 31, 2000 totaled $22.6 million or .28% of average net loans on an annualized basis, an increase of $7.2 million from the 1999 first quarter.


ALLOWANCE FOR LOAN LOSSES                                               TABLE 6
(In  thousands)



                                                                                   Quarters Ended
                                                     ---------------------------------------------------------------------------
                                                       2000                                     1999
                                                     --------         ----------------------------------------------------------
                                                      Mar 31           Dec 31          Sept 30          Jun 30           Mar 31
                                                     --------         --------         --------        ---------        --------

Balance beginning of quarter                         $442,343         $434,771         $405,513        $ 394,135        $377,525
Loans charged-off:
   Commercial, financial and agricultural               9,912           20,961           13,605            7,870           5,176
   Real estate construction                                 0                1               59              331              30
   Commercial real estate mortgage                          0                2               78               90             100
   Residential real estate mortgage                     1,215              991              804              961             637
   Loans to individuals                                14,519           10,795           10,591           14,714          13,306
                                                     --------         --------         --------        ---------        --------
      Total charge-offs                                25,646           32,750           25,137           23,966          19,249
                                                     ========         ========         ========        =========        ========
Recoveries of loans previously charged-off:
   Commercial, financial and agricultural               1,371            1,553              999            1,297           1,390
   Real estate construction                                 0                0                0                0               0
   Commercial real estate mortgage                          0                0                3                6               3
   Residential real estate mortgage                       112               21               70              222              63
   Loans to individuals                                 1,544            2,311            2,414            2,047           2,354
                                                     --------         --------         --------        ---------        --------
      Total recoveries                                  3,027            3,885            3,486            3,572           3,810
                                                     ========         ========         ========        =========        ========
Net loans charged-off                                  22,619           28,865           21,651           20,394          15,439
Additions to allowance charged to expense              30,662           36,354           42,757           31,776          30,362
Subsidiaries' allowance at date of purchase             2,894               83            8,152               (4)          1,687
                                                     --------         --------         --------        ---------        --------
Balance at end of quarter                           $ 453,280        $ 442,343        $ 434,771        $ 405,513       $ 394,135
                                                     ========         ========         ========        =========        ========
(In  millions)
Loans outstanding at quarter end,
      net of unearned income                        $31,824.6        $31,697.8        $30,614.0        $29,178.4       $28,261.8
Average loans outstanding,
      net of unearned income                        $31,931.3        $31,071.6        $29,823.5        $28,532.3       $27,762.0

Ratios:
   Allowance to net loans outstanding                    1.42%            1.40%            1.42%            1.39%           1.39%
   Net loans charged-off to average net loans            0.28             0.37             0.29             0.29            0.23
   Provision for loan losses to net charge-offs        135.56           125.94           197.48           155.81          196.66
   Provision for loan losses to average net loans        0.39             0.46             0.57             0.45            0.44

NON-PERFORMING ASSETS.

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $183.8 million at March 31, 2000, an increase of $21.1 million from December 31, 1999. The ratio of non-performing assets to total loans plus other non-performing assets was .58% at March 31, 2000, while the allowance to non-performing loans ratio was 339.80% for the same period.

          In addition to loans on non-performing status at March 31, 2000, the Company had loans of approximately $56.5 million for which Management had serious doubts as to the ability of the borrowers to comply with the present repayment terms, which may result in the loans' repayment terms being restructured and/or the loans being placed on non-performing status. These potential problem loans are current with respect to principal and interest payments and are not presently on non-accrual status; however, they are continuously reviewed by Management and their classification may be changed if conditions warrant. At December 31, 1999, potential problem loans totaled $67.6 million.


NON-PERFORMING ASSETS                                                   TABLE 7
(Dollars in millions)


                                                                                  Quarters Ended
                                                            ----------------------------------------------------------------
                                                              2000                              1999
                                                            --------      --------------------------------------------------
                                                             Mar 31        Dec 31        Sept 30       Jun 30        Mar 31
                                                            --------      --------      --------      --------      --------

Non-performing loans
         Commercial, financial, and agricultural            $   92.5      $   78.7      $   69.7      $   67.6      $   72.5
         Real estate construction                                4.2           3.8           4.2           7.0           9.8
         Commercial real estate mortgage                         5.5          12.2          10.1          10.6          23.9
         Residential real estate mortgage                       15.7          14.7          21.5          24.9          21.5
         Loans to individuals                                   15.5           2.6           3.1           3.4           3.2
                                                            --------      --------      --------      --------      --------
                  Total non-performing loans                   133.4         112.0         108.6         113.5         130.9
                                                            --------      --------      --------      --------      --------
Other real estate owned                                         37.1          38.3          39.6          42.8          44.6
Other repossessed assets                                        13.3          12.4          11.1          12.9          17.4
                                                            --------      --------      --------      --------      --------
                  Total non-performing assets               $  183.8      $  162.7      $  159.3      $  169.2      $  192.9
                                                            ========      ========      ========      ========      ========

Accruing loans past due 90 days or more                     $   60.6      $   71.5      $   72.5      $   76.6      $   70.3

Ratios:
         Non-performing loans to total loans                    0.42%         0.35%         0.35%         0.39%         0.46%
         Non-performing assets to total loans
             plus other non-performing assets                   0.58          0.51          0.52          0.58          0.68
         Non-performing assets and accruing loans
             90 days or more past due to total loans
             plus other non-performing assets                   0.77          0.74          0.76          0.84          0.93
         Allowance to non-performing loans                    339.80        394.83        400.20        357.43        300.99

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES.

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

         Total securities, including those designated as available-for-sale and held-to-maturity, have increased $240.4 million since December 31, 1999. Securities obtained through the acquisition of another financial institution were $34.1 million during the first three months of 2000.

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

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES                      TABLE 8


                                                          Available-for-Sale Securities
                                             -------------------------------------------------------
                                                  March 31, 2000              December 31, 1999
                                             -------------------------     -------------------------
                                              Amortized       Fair          Amortized        Fair
(Dollars in millions)                           Cost          Value           Cost           Value
                                             ----------     ----------     ----------     ----------
U.S. Treasury securities                     $     53.5     $     53.2     $     39.1     $     38.9
U.S. Government agency securities               2,354.1        2,228.9        2,354.5        2,234.6
Collateralized mortgage obligations
   and mortgage backed securities               2,395.7        2,312.9        2,070.3        2,037.6
Obligations of states and political
   subdivisions                                   288.2          274.3          288.4          271.9
Other debt securities                              72.3           68.5           71.3           67.2
Equity securities                                 359.1          359.0          410.8          410.8
                                             ----------     ----------     ----------     ----------
     Total                                   $  5,522.9     $  5,296.8     $  5,234.4     $  5,061.0
                                             ==========     ==========     ==========     ==========




                                                          Held-to-Maturity Securities
                                             -------------------------------------------------------
                                                  March 31, 2000              December 31, 1999
                                             -------------------------     -------------------------
                                              Amortized       Fair          Amortized        Fair
                                                Cost          Value           Cost           Value
                                             ----------     ----------     ----------     ----------

U.S. Treasury securities                     $      5.3     $      5.3     $      6.9     $      6.8
U.S. Government agency securities               2,507.2        2,384.0        2,489.3        2,372.9
Collateralized mortgage obligations
   and mortgage backed securities                 266.9          262.1          277.9          275.5
Obligations of states and political
   subdivisions                                    81.1           83.1           85.0           87.4
Other debt securities                             131.1          122.8          127.9          121.1
                                             ----------     ----------     ----------     ----------
     Total                                   $  2,991.6     $  2,857.3     $  2,987.0     $  2,863.7
                                             ==========     ==========     ==========     ==========

SHORT-TERM INVESTMENTS.

         Short-term investments at March 31, 2000 totaled $368.4 million, reflecting an increase of $0.3 million from the December 31, 1999 level of $368.1 million. At March 31, 2000, short-term investments consisted of $26.4 million in federal funds sold and securities purchased under resale agreements, $0.4 million in time deposits with other banks, $70.3 million in trading securities and $271.3 million in loans held for sale. Securities held for trading purposes are primarily inventory at the Company's brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value.

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

         Deposits are the Company's primary source of funding. Total deposits at March 31, 2000 were $28,550.5 million, up $811.2 million or 2.9% from the December 31, 1999 level of $27,739.3 million. Of the total increase in deposits, $168.7 million were obtained in the acquisition of Brazos Bancshares, Inc. At March 31, 2000, total deposits included interest-bearing deposits of $25,890.3 million and other deposits of $2,660.2 million.

         Short-term borrowings at March 31, 2000 were $7,275.3 million and included federal funds purchased of $3,897.9 million, securities sold under agreements to repurchase of $1,621.1 million and other borrowed funds of $1,756.3 million. At March 31, 2000, total short-term borrowings were 16.6% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $7,397.0 million or 17.1% of total liabilities and stockholders' equity at December 31, 1999.

         FHLB advances totaled $3,350.3 million at March 31, 2000. The current quarter end balance is down $180.0 million from the level outstanding at December 31, 1999. The Company uses FHLB advances as an alternative to other funding sources with similar maturities. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability management strategy.

         At March 31, 2000 and December 31, 1999, total long-term debt was $1,125.5 million.

CAPITAL.

         The Company continually monitors current and projected capital adequacy positions of both the Company and its subsidiary bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company's growth objectives, and returns to stockholders in the form of dividends.

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

         The March 31, 2000 Tier 1 and Total capital to risk weighted assets were 6.82% and 10.60%, respectively, compared to the December 31, 1999 ratios of 6.65% and 10.41%.

CAPITAL RATIOS                                                          TABLE 9
(Dollars in millions)


                                                     2000                                      1999
                                                  ----------       -------------------------------------------------------------
                                                    Mar 31           Dec 31           Sept 30          Jun 30           Mar 31
                                                  ----------       ----------       ----------       ----------       ----------

Tier 1 capital:
   Stockholders' equity                           $  2,974.3       $  2,927.4       $  2,885.5       $  2,829.5       $  2,797.4
   Intangible assets other than
        servicing rights                              (590.8)          (583.3)          (593.9)          (544.5)          (555.1)
   Unrealized (gain)/loss on
        available-for-sale securities                  141.9            108.9             69.3             50.9              6.1
                                                  ----------       ----------       ----------       ----------       ----------
        Total Tier 1 capital                         2,525.4          2,453.0          2,360.9          2,335.9          2,248.4
                                                  ----------       ----------       ----------       ----------       ----------
Tier 2 capital:
   Allowable reserve for loan losses                   453.3            442.3            434.8            405.5            394.1
   Allowable long-term debt                            945.0            945.0            945.0            895.0            955.0
                                                  ----------       ----------       ----------       ----------       ----------
        Total Tier 2 capital                         1,398.3          1,387.3          1,379.8          1,300.5          1,349.1
                                                  ----------       ----------       ----------       ----------       ----------
        Total risk-based capita l                 $  3,923.7       $  3,840.3       $  3,740.7       $  3,636.4       $  3,597.5
                                                  ==========       ==========       ==========       ==========       ==========
Risk-weighted assets                              $ 37,035.7       $ 36,888.4       $ 36,382.4       $ 34,726.8       $ 33,722.3
Risk-based ratios:
   Tier 1 capital                                       6.82%            6.65%            6.49%            6.73%            6.67%
   Total capital                                       10.60            10.41            10.28            10.47            10.67
Leverage ratio                                          5.88             5.81             5.84             6.08             5.99


COMMITMENTS.

         The Company's subsidiary bank had standby letters of credit outstanding of approximately $852.9 million at March 31, 2000 and $876.6 million at December 31, 1999.

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $10,301.8 million at March 31, 2000 and $10,818.6 million at December 31, 1999. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's mortgage banking subsidiary had outstanding commitments to sell mortgage loans and mortgage-backed securities of approximately $132.0 million at March 31, 2000 and $180.1 million at December 31, 1999.

         The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments are essentially the same as those for extension of credit to its customers.

         Presently the Company has no commitments for significant capital expenditures.

INTEREST RATE RISK MANAGEMENT.

         The Company's primary market risk is its exposure to interest rate changes. This risk has not changed materially since December 31, 1999. Interest rate risk management strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. It is through these strategies that the Company seeks to manage the maturity and repricing characteristics of its balance sheet.

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

INTEREST RATE SWAPS                                                    TABLE 10
March 31, 2000
(Dollars in millions)


                                                    Average
                                                  Maturity In  Average Rate  Average Rate
                      Notional Value  Fair Value     Months        Paid        Received
                      --------------  ----------  -----------  ------------  ------------
Gain position            $  600.0     $    3.0          48.6         5.87%         6.94%

Loss position             1,175.0        (29.1)         74.2         5.93          6.58
                         --------     --------      --------     --------      --------
   Total                 $1,775.0     $  (26.1)         66.2         5.91%         6.69%
                         ========     ========      ========     ========      ========


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

                          PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         Pursuant to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 2001 annual meeting of stockholders does not notify the Company of such proposal on or prior to January 28, 2001, then the Board of Directors' proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 2001 proxy statement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


         Exhibits

         *        3(i)-    Composite Restated Certificate of Incorporation of
                           SouthTrust Corporation which was filed as Exhibit 3
                           to SouthTrust Corporation's Registration Statement
                           on Form S-3 (Registration No. 333-34947).

         *        3(ii)-   Composite Restated Bylaws of SouthTrust Corporation
                           which was filed as Exhibit 4(e) to the Registration
                           Statement on Form S-4 of SouthTrust Corporation
                           (Registration No. 33-61557).

         *        4(a)-    Articles FOURTH, SIXTH, SEVENTH, and ELEVENTH of the
                           Restated Certificate of Incorporation of SouthTrust
                           Corporation (included at Exhibit 3)

         *        4(b)-    Certificate of Designation on Preferences and Rights
                           of Series 1999 Junior Participating Preferred Stock,
                           adopted December 16, 1998, which was filed as
                           Exhibit A to Exhibit 1 to SouthTrust Corporation's
                           Registration Statement on Form 8-A (File No.
                           001-14781)

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

                  27-      Financial Data Schedule (for SEC use only)

                  * Incorporated herein by reference

         (b)      Reports on Form 8-K filed in the first quarter of 2000: none.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SOUTHTRUST CORPORATION


Date: May 12 , 2000                                   /s/ Wallace D. Malone, Jr.
                                                      --------------------------
                                                      Wallace D. Malone, Jr.
                                                      Chairman and Chief
                                                      Executive Officer



Date: May 12, 2000                                    /s/ Alton E. Yother
                                                      --------------------------
                                                      Alton E. Yother
                                                      Secretary, Treasurer and
                                                      Controller