Form 10-Q
period 2000-06-30
SOUTHTRUST CORP
filed 2000-08-14
CIK 92081

==============================================================================


                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                  --------------------------------------------
                         Commission File Number 0-3613


                             SOUTHTRUST CORPORATION
             (Exact name of registrant as specified in its charter)


        DELAWARE                                              63-0574085

(State or other jursidiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)


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

Yes  [X]     No    [ ]

At June 30, 2000, 168,233,823 shares of the Registrant's Common Stock, $2.50 par value were outstanding.


===============================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



Statement Description                                                                         Page(s)
---------------------                                                                         -------

Consolidated Condensed Balance Sheets (Unaudited)
         June 30, 2000, December 31, 1999,
         and June 30, 1999                                                                       3

Consolidated Condensed Statements of Income (Unaudited)
         Three months ended June 30, 2000 and 1999
         Six months ended June 30, 2000 and 1999                                                 4

Consolidated Condensed Statements of Stockholders' Equity (Unaudited)
         Six months ended June 30, 2000 and 1999                                                 5

Consolidated Condensed Statements of Cash Flows (Unaudited)
         Six months ended June 30, 2000 and 1999                                                 6

Notes to Consolidated Condensed Financial Statements                                             7-12

         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of Management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three and six month periods ended June 30, 2000 and 1999. Results of operations for the interim 2000 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The Management's Discussion and Analysis of the registrant is included on Pages 13-30.

                             SOUTHTRUST CORPORATION
                     Consolidated Condensed Balance Sheets
                                  (Unaudited)


                                                              JUNE 30             DECEMBER 31             JUNE 30
                                                           -------------         -------------         -------------
(Dollars in thousands)                                         2000                  1999                  1999
                                                           -------------         -------------         -------------

ASSETS
  Cash and due from banks                                  $     926,096         $     874,999         $     968,438
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                    262,483                46,350               215,525
    Interest-bearing deposits in other banks                       1,031                   417                   388
    Trading securities                                            72,489                69,508               113,729
    Loans held for sale                                          326,268               251,844               307,335
                                                           -------------         -------------         -------------
         Total short-term investments                            662,271               368,119               636,977
  Available-for-sale securities                                5,307,461             5,061,001             4,322,528
  Held-to-maturity securities (1)                              2,995,278             2,986,958             2,801,018
  Loans                                                       32,317,331            31,972,758            29,412,218
  Less:
    Unearned income                                              273,958               274,917               233,811
    Allowance for loan losses                                    456,089               442,343               405,513
                                                           -------------         -------------         -------------
         Net loans                                            31,587,284            31,255,498            28,772,894
  Premises and equipment, net                                    742,047               730,602               694,978
  Due from customers on acceptances                               22,734                20,574                19,131
  Goodwill and core deposit intangibles                          611,791               583,303               544,521
  Mortgage servicing rights                                       78,362                79,450                74,679
  Bank owned life insurance                                      864,207               742,370               724,009
  Other assets                                                   546,972               559,638               507,333
                                                           -------------         -------------         -------------
         Total assets                                      $  44,344,503         $  43,262,512         $  40,066,506
                                                           =============         =============         =============

LIABILITIES
  Deposits:
    Interest-bearing                                       $  24,893,566         $  24,182,135         $  22,915,918
    Other                                                      3,734,025             3,557,210             3,380,750
                                                           -------------         -------------         -------------
         Total deposits                                       28,627,591            27,739,345            26,296,668
  Federal funds purchased and securities sold
    under agreements to repurchase                             5,687,935             5,191,057             5,315,282
  Other short-term borrowings                                  2,187,115             2,205,933             1,265,627
  Bank acceptances outstanding                                    22,734                20,574                19,131
  Federal Home Loan Bank advances                              3,050,821             3,530,324             2,855,332
  Long-term debt                                               1,125,342             1,125,483             1,075,546
  Other liabilities                                              578,117               522,367               409,389
                                                           -------------         -------------         -------------
         Total liabilities                                    41,279,655            40,335,083            37,236,975
STOCKHOLDERS' EQUITY
    Common stock, par value $2.50 a share (2)                    423,924               423,096               421,238
    Capital surplus                                              756,492               750,820               740,198
    Retained earnings                                          2,040,440             1,886,481             1,731,146
    Accumulated other comprehensive income (loss)               (131,881)             (108,928)              (50,859)
    Treasury stock, at cost (3)                                  (24,127)              (24,040)              (12,192)
                                                           -------------         -------------         -------------
         Total stockholders' equity                            3,064,848             2,927,429             2,829,531
                                                           -------------         -------------         -------------
         Total liabilities and stockholders' equity        $  44,344,503         $  43,262,512         $  40,066,506
                                                           =============         =============         =============
(1) Held-to-maturity securities-fair value                 $   2,859,241         $   2,863,710         $   2,747,654
(2) Common shares authorized                                 500,000,000           500,000,000           500,000,000
    Common shares issued                                     169,569,758           169,238,391           168,495,041
(3) Treasury shares of common stock                            1,335,935             1,333,042             1,018,601

                             SOUTHTRUST CORPORATION
                  Consolidated Condensed Statements of Income
                                  (Unaudited)


                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                        JUNE 30
                                                         -------------------------       ---------------------------
(In thousands, except per share data)                      2000            1999             2000            1999
                                                         ---------       ---------       ----------      -----------

INTEREST INCOME
  Loans, including fees                                  $ 689,753       $ 574,527       $1,360,526      $ 1,127,695
  Available-for-sale securities                             91,869          64,824          178,711          123,188
  Held-to-maturity securities                               51,171          45,373          102,428           93,740
  Short-term investments                                     8,851          10,564           15,486           21,432
                                                         ---------       ---------       ----------      -----------
      Total interest income                                841,644         695,288        1,657,151        1,366,055
                                                         ---------       ---------       ----------      -----------
INTEREST EXPENSE
  Deposits                                                 303,977         225,136          599,723          446,283
  Short-term borrowings                                    121,832          80,796          226,211          160,492
  Federal Home Loan Bank advances                           46,370          36,093           87,743           71,687
  Long-term debt                                            18,662          16,468           36,511           34,294
                                                         ---------       ---------       ----------      -----------
      Total interest expense                               490,841         358,493          950,188          712,756
                                                         ---------       ---------       ----------      -----------
      Net interest income                                  350,803         336,795          706,963          653,299
Provision for loan losses                                   24,182          31,776           54,844           62,138
                                                         ---------       ---------       ----------      -----------
        NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                        326,621         305,019          652,119          591,161

NON-INTEREST INCOME
  Service charges on deposit accounts                       59,398          49,152          114,030           95,643
  Mortgage banking operations                                9,717          11,450           18,113           26,669
  Bank card fees                                             8,238           7,302           16,178           14,921
  Trust fees                                                 7,803           7,517           15,724           15,068
  Investment fees                                            9,225           9,507           19,080           17,883
  Bank owned life insurance                                 14,770           9,592           25,102           18,909
  Gains on loans held for sale, net                            491           3,623            1,938            8,075
  Securities gains (losses)                                    (77)           (206)             484             (151)
  Other                                                      9,501           9,053           21,893           21,037
                                                         ---------       ---------       ----------      -----------
      Total non-interest income                            119,066         106,990          232,542          218,054
                                                         ---------       ---------       ----------      -----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                           141,951         133,704          285,315          267,958
  Net occupancy                                             23,286          19,890           45,949           39,482
  Equipment                                                 18,218          16,468           35,656           31,966
  Professional services                                     17,657          17,652           32,832           32,731
  Communications                                            13,098          13,141           26,272           25,363
  Goodwill and core deposit amortization                    10,996          11,050           21,751           21,920
  Business development                                       7,772           7,732           15,213           15,351
  Supplies                                                   6,599           5,882           12,928           12,170
  Other                                                     29,239          23,367           56,512           44,588
                                                         ---------       ---------       ----------      -----------
      Total non-interest expense                           268,816         248,886          532,428          491,529
                                                         ---------       ---------       ----------      -----------
Income before income taxes                                 176,871         163,123          352,233          317,686
Income tax expense                                          56,999          53,437          114,273          103,476
                                                         ---------       ---------       ----------      -----------
        NET INCOME                                       $ 119,872       $ 109,686       $  237,960      $   214,210
                                                         =========       =========       ==========      ===========
Average shares outstanding - basic (in thousands)          168,184         167,439          168,111          167,355
Average shares outstanding - diluted (in thousands)        168,783         168,746          168,740          168,667
Net income per share - basic                             $    0.71       $    0.66       $     1.41      $      1.28
Net income per share - diluted                                0.71            0.65             1.41             1.27
Dividends declared per share                                  0.25            0.22             0.50             0.44

                             SOUTHTRUST CORPORATION
           Consolidated Condensed Statements of Stockholders' Equity
                                  (Unaudited)


                                                                                            ACCUMULATED
                                                                                               OTHER
                                                         COMMON      CAPITAL     RETAINED   COMPREHENSIVE   TREASURY
(Dollars in thousands)                                   STOCK       SURPLUS     EARNINGS   INCOME (LOSS)     STOCK       TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999                              $420,569    $733,577    $ 1,590,686   $  5,530     $(12,096)     $2,738,266

Net income                                                     0           0        214,210          0            0         214,210

Change in unrealized loss on available-for-sale
   securities, net of tax of $33,214*                          0           0              0    (56,389)           0         (56,389)
                                                                                                                         ----------
Comprehensive income                                                                                                     $  157,821
                                                                                                                         ==========
Dividends declared ($.44 per share)                            0           0        (73,750)         0            0         (73,750)

Issuance of 107,977 shares of Common Stock
   for stock options exercised                               270       1,968              0          0            0           2,238

Issuance of 86,491 shares of Common Stock
   for dividend reinvestment and stock purchase plans        216       2,913              0          0            0           3,129

Issuance of 25,869 shares of Common Stock
   under employee discounted stock purchase plan              65         718              0          0            0             783

Issuance of 47,251 shares of Common Stock under
    long-term incentive plan                                 118       1,022              0          0            0           1,140

Purchase of 2,442 shares of treasury stock
   for exercises of stock options                              0           0              0          0          (96)            (96)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                $421,238    $740,198    $ 1,731,146   $(50,859)    $(12,192)     $2,829,531
===================================================================================================================================


-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2000                              $423,096    $750,820    $ 1,886,481  $(108,928)   $(24,040)     $2,927,429

Net income                                                     0           0        237,960          0            0         237,960

Change in unrealized loss on available-for-sale
   securities, net of tax of $13,660*                          0           0              0    (22,953)           0         (22,953)
                                                                                                                         ----------
Comprehensive income                                                                                                     $  215,007
                                                                                                                         ==========
Dividends declared ($.50 per share)                            0           0        (84,001)         0            0         (84,001)

Issuance of 168,683 shares of Common Stock
   for stock options exercised                               422       1,588              0          0            0           2,010

Issuance of 118,620 shares of Common Stock
   for dividend reinvestment and stock
   purchase plans                                            296       3,111              0          0            0           3,407

Issuance of 44,064 shares of Common Stock under
     long-term incentive plan                                110         973              0          0            0           1,083

Purchase of 2,893 shares of treasury stock
   for exercises of stock options                              0           0              0          0          (87)            (87)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                                $423,924    $756,492    $ 2,040,440  $(131,881)    $(24,127)     $3,064,848
===================================================================================================================================

*See disclosure of reclassification amount in Notes to Consolidated Condensed Financial Statements

                             SOUTHTRUST CORPORATION
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                            SIX MONTHS ENDED
                                                                                JUNE 30
                                                                    ---------------------------------
(In thousands)                                                          2000                 1999
                                                                    -----------           -----------
OPERATING ACTIVITIES
  Net income                                                        $   237,960           $   214,210
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                        54,844                62,138
      Depreciation of premises and equipment                             29,724                27,197
      Amortization of intangibles                                        30,039                26,289
      Amortization of security premium                                      987                 1,152
      Accretion of security discount                                     (1,692)               (3,219)
      Deferred income taxes                                               8,895                (4,542)
      Bank owned life insurance                                         (25,102)              (18,909)
   Net gain on trading securities                                          (538)                 (389)
   Net gain on loans held for sale                                       (1,938)               (8,075)
   Net (gain) loss on available-for-sale securities                        (484)                  151
   Origination and purchase of loans held for sale                   (1,168,015)           (1,667,137)
   Proceeds from loans held for sale                                  1,095,529             1,763,510
   Net increase in trading securities                                    (2,443)              (40,125)
   Net decrease in other assets                                           6,931                18,707
   Net increase (decrease)  in other liabilities                         36,732               (85,454)
                                                                    -----------           -----------
       Net cash provided by operating activities                        301,429               285,504

INVESTING ACTIVITIES
  Proceeds from maturities/calls of:
     Available-for-sale securities                                       93,793               653,984
     Held-to-maturity securities                                         92,091             1,176,595
  Proceeds from sales of available-for-sale-securities                  137,712               199,308
  Purchases of:
     Available-for-sale securities                                     (470,459)           (1,401,020)
     Held-to-maturity securities                                        (66,309)             (987,595)
     Premises and equipment                                             (30,831)              (29,564)
  Net increase in:
     Short-term investments                                            (188,072)             (135,942)
     Loans                                                             (169,731)           (1,479,929)
  Purchases of bank owned life insurance                               (100,000)                    0
  Net cash paid in acquisitions                                         (41,381)              (19,807)
                                                                    -----------           -----------
     Net cash used in investing activities                             (743,187)           (2,023,970)

FINANCING ACTIVITIES
  Net increase in:
     Deposits                                                           558,162             1,333,553
     Short-term borrowings                                              477,286               467,881
  Proceeds from:
     Common Stock issuances                                               6,500                 7,290
     Federal Home Loan Bank advances                                  2,950,757               350,007
     Long term debt                                                          57                   145
  Payments for:
     Repurchase of common stock                                             (87)                  (96)
     Federal Home Loan Bank advances                                 (3,430,260)             (275,015)
     Long-term debt                                                        (198)              (79,536)
     Cash dividends                                                     (69,362)              (68,103)
                                                                    -----------           -----------
     Net cash provided by financing activities                          492,855             1,736,126
                                                                    -----------           -----------
   INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                        51,097                (2,340)
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                          874,999               970,778
                                                                    -----------           -----------
  CASH AND DUE FROM BANKS AT END OF PERIOD                          $   926,096           $   968,438
                                                                    ===========           ===========

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Pending Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair values of derivatives will depend on their designation. Management is in the process of assessing the impact of this Statement on the Company's financial position and results of operations, but does not expect this impact to be material to the Consolidated Condensed Financial Statements.

         In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This Statement amends the effective date of SFAS 133, which will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

         In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment to FASB Statement No. 133. This Statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. Management is in the process of assessing the impact of this statement on the Company's financial position and results of operations, but does not expect this impact to be material to the Consolidated Condensed Financial Statements.

Note B - Earnings per Share Reconciliation

         A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:


                                         Three months ended June 30            Six months ended June 30
(In thousands, except per share data)      2000              1999                2000            1999
                                         --------          --------            --------        --------

Basic:
Net income                               $119,872          $109,686            $237,960        $214,210
Average common shares
     outstanding                          168,184           167,439             168,111         167,355
                                         --------          --------            --------        --------
Earnings per share                       $   0.71          $   0.66            $   1.41        $   1.28
                                         ========          ========            ========        ========

Diluted:
Net income                               $119,872          $109,686            $237,960        $214,210
Average common shares
     outstanding                          168,184           167,439             168,111         167,355
Dilutive effect of options issued             599             1,307                 629           1,312
                                         --------          --------            --------        --------
Average diluted shares
     outstanding                          168,783           168,746             168,740         168,667
                                         --------          --------            --------        --------
Earnings per share                       $   0.71          $   0.65            $   1.41        $   1.27
                                         ========          ========            ========        ========

         In addition, the Company had 1,851,039 and 151,400 exercisable options issued that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2000 and 1999, respectively, as the exercise price of these options was in excess of the average market price.

Note C - Supplemental Cash Flow Information

         The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999:


                                                                        Six Months Ended June 30
(In thousands)                                                        2000                    1999
                                                                    --------                --------

Cash paid during period for:
   Interest                                                         $904,172                $736,459
   Income taxes                                                      111,441                 104,780

Noncash transactions:
   Assets acquired in business combinations                          354,459                 132,520
   Liabilities assumed in business combinations                      337,397                 124,239
   Loans transferred to other real estate                              8,359                  13,357
   Financed sales of foreclosed property                               6,931                  15,097
   Loans securitized into mortgage-backed securities                 332,294                       0

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

         In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:


                                                              Three Months Ended                       Six Months Ended
                                                                   June 30                                 June 30
                                                          2000                 1999                 2000                 1999
                                                        --------             --------             --------             --------
(In thousands)
Unrealized holding gains/(losses)
   on available-for-sale securities                     $ 16,024             $(75,740)            $(36,129)            $(89,754)

Less: reclassification adjustment for
   (gains)/losses included in net income                      77                  206                 (484)                 151
                                                        --------             --------             --------             --------
Unrealized gain/(loss) on available-for-sale
   securities                                             16,101              (75,534)             (36,613)             (89,603)

Tax effect                                                (6,059)              30,756               13,660               33,214
                                                        --------             --------             --------             --------
Unrealized gain/(loss) on available-for-sale
   securities, net of tax                               $ 10,042             $(44,778)            $(22,953)            $(56,389)
                                                        ========             ========             ========             ========


Note E - Business Segments

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

         The following tables present the Company's business segment information for the three and six month periods ended June 30, 2000 and 1999:


                                                                  Three months ended June 30, 2000
                                       -----------------------------------------------------------------------------------------
                                        Commercial       Regional        Funds                     Reconciling          Total
(In millions)                            Banking         Banking       Management      Other          Items            Company
                                       -----------     -----------     ----------    ----------    -----------       -----------

Net interest margin (FTE) ....         $     142.0     $     189.7     $     24.0    $      9.1      $  (10.3)       $     354.5
Provision for loan losses ....                10.9            13.3            0.0           0.0           0.0               24.2
Non-interest income ..........                26.5            65.6            0.1          13.6          13.3              119.1
Non-interest expense .........                72.2           162.8            0.7          14.3          18.8              268.8
                                       -----------     -----------     ----------    ----------      --------        -----------
     Income before income
       taxes .................                85.4            79.2           23.4           8.4         (15.8)             180.6

Income tax expense (FTE) .....                 0.0             0.0            0.0           0.0          60.7               60.7
                                       -----------     -----------     ----------    ----------      --------        -----------
     Net income ..............         $      85.4     $      79.2     $     23.4    $      8.4      $  (76.5)       $     119.9
                                       ===========     ===========     ==========    ==========      ========        ===========


                                                                        Six months ended June 30, 2000
                                       -----------------------------------------------------------------------------------------
                                        Commercial       Regional        Funds                     Reconciling          Total
(In millions)                            Banking         Banking       Management      Other          Items            Company
                                       -----------     -----------     ----------    ----------    -----------       -----------

Net interest margin (FTE) ....         $     287.8     $     374.4     $     56.0    $     18.2      $  (22.2)       $     714.2
Provision for loan losses ....                15.5            30.8            0.0           0.1           8.4               54.8
Non-interest income ..........                52.5           129.1            0.1          27.2          23.6              232.5
Non-interest expense .........               144.1           317.3            1.4          28.1          41.5              532.4
                                       -----------     -----------     ----------    ----------      --------        -----------
     Income before income
       taxes .................               180.7           155.4           54.7          17.2         (48.5)             359.5

Income tax expense (FTE) .....                 0.0             0.0            0.0           0.0         121.5              121.5
                                       -----------     -----------     ----------    ----------      --------        -----------

     Net income ..............         $     180.7     $     155.4     $     54.7    $     17.2      $ (170.0)       $     238.0
                                       ===========     ===========     ==========    ==========      ========        ===========
Ending assets ................         $  16,068.4     $  17,659.8     $  7,322.8    $  2,656.2      $  637.3        $  44,344.5
                                       ===========     ===========     ==========    ==========      ========        ===========


                                                                         Three months ended June 30, 1999
                                       -----------------------------------------------------------------------------------------
                                        Commercial       Regional        Funds                     Reconciling          Total
(In millions)                            Banking         Banking       Management      Other          Items            Company
                                       -----------     -----------     ----------    ----------    -----------       -----------

Net interest margin (FTE) ....         $     133.3     $     183.8     $     30.2    $      5.2      $  (12.0)       $     340.5
Provision for loan losses ....                 6.5            15.1            0.0           0.0          10.2               31.8
Non-interest income ..........                23.0            61.1            0.1          14.3           8.5              107.0
Non-interest expense .........                68.7           150.7            0.6          14.2          14.7              248.9
                                       -----------     -----------     ----------    ----------      --------        -----------
     Income before income
       taxes .................                81.1            79.1           29.7           5.3         (28.4)             166.8

Income tax expense (FTE) .....                 0.0             0.0            0.0           0.0          57.1               57.1
                                       -----------     -----------     ----------    ----------      --------        -----------
     Net income ..............         $      81.1     $      79.1     $     29.7    $      5.3      $  (85.5)       $     109.7
                                       ===========     ===========     ==========    ==========      ========        ===========


                                                                        Six months ended June 30, 1999
                                       -----------------------------------------------------------------------------------------
                                        Commercial       Regional        Funds                     Reconciling          Total
(In millions)                            Banking         Banking       Management      Other          Items            Company
                                       -----------     -----------     ----------    ----------    -----------       -----------

Net interest margin (FTE) ....         $     260.9     $     364.9     $     53.3    $     12.3      $  (30.6)       $     660.8
Provision for loan losses ....                11.5            24.3            0.0           0.0          26.4               62.2
Non-interest income ..........                46.0           123.7            0.2          28.1          20.1              218.1
Non-interest expense .........               135.4           294.2            1.1          26.7          34.1              491.5
                                       -----------     -----------     ----------    ----------      --------        -----------
     Income before income
       taxes .................               160.0           170.1           52.4          13.7         (71.0)             325.2

Income tax expense (FTE) .....                 0.0             0.0            0.0           0.0         111.0              111.0
                                       -----------     -----------     ----------    ----------      --------        -----------
     Net income ..............         $     160.0     $     170.1     $     52.4    $     13.7      $ (182.0)       $     214.2
                                       ===========     ===========     ==========    ==========      ========        ===========
Ending assets ................         $  14,540.4     $  16,144.4     $  6,216.1    $  2,623.4      $  542.2        $  40,066.5
                                       ===========     ===========     ==========    ==========      ========        ===========

Note F - Business Combinations

         During the first six months of 2000, the Company completed the following acquisitions:


(In millions)

 Date                Institution               Assets       Loans     Deposits           Location
-------         -----------------------       --------     -------    --------       -----------------
Jan 14          Brazos Bancshares, Inc.        $176.7      $118.0      $168.7        Waxahachie, Texas

Apr 14          Security Bancorp, Inc.          177.8       104.1       161.3        San Antonio, Texas
                                               ------      ------      ------
                                               $354.5      $222.1      $330.0
                                               ------      ------      ------

         Consideration for the acquisitions was approximately $67 million in cash. Both acquisitions were accounted for as purchases. Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Condensed Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business

         SouthTrust Corporation ("SouthTrust" or the "Company") is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, and engages, through its subsidiary bank, SouthTrust Bank and its non-banking subsidiaries, in a full range of banking services from 640 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of June 30, 2000, the Company had consolidated total assets of $44.3 billion, which ranked it as the twenty-sixth largest bank holding company in the United States.

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

SELECTED QUARTERLY FINANCIAL DATA                                      TABLE 1
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                                                                  Quarters Ended
                                                      ---------------------------------------------------------------------------
                                                                2000                                      1999
                                                      --------------------------       ------------------------------------------
                                                       Jun 30            Mar 31          Dec 31          Sept 30         Jun 30
                                                      ---------        ---------       ---------        ---------       ---------

EARNINGS SUMMARY:
          Interest income                             $   841.6        $   815.5       $   790.3        $   750.1       $   695.3
          Interest expense                                490.8            459.3           432.4            394.4           358.5
                                                      ---------        ---------       ---------        ---------       ---------
          Net interest income                             350.8            356.2           357.9            355.7           336.8
          Provision for loan losses                        24.2             30.7            36.4             42.7            31.8
                                                      ---------        ---------       ---------        ---------       ---------
          Net interest income after
            provision for loan losses                     326.6            325.5           321.5            313.0           305.0
          Non-interest income                             119.2            112.9           112.9            113.2           107.2
          Securities gains (losses)                        (0.1)             0.6            (0.8)             0.2            (0.2)
          Non-interest expense                            268.8            263.6           260.2            258.8           248.9
                                                      ---------        ---------       ---------        ---------       ---------
          Income before income taxes                      176.9            175.4           173.4            167.6           163.1
          Income taxes                                     57.0             57.3            57.5             54.5            53.4
                                                      ---------        ---------       ---------        ---------       ---------
          Net income                                  $   119.9        $   118.1       $   115.9        $   113.1       $   109.7
                                                      =========        =========       =========        =========       =========

PER COMMON SHARE:
          Net income-basic                            $    0.71        $    0.70       $    0.69        $    0.67       $    0.66
          Net income-diluted                               0.71             0.70            0.69             0.67            0.65
          Cash dividends declared                          0.25             0.25            0.22             0.22            0.22
          Book value                                      18.22            17.69           17.44            17.20           16.90
          Market value-high                              30.375           37.063          41.813           38.938          42.875
          Market value-low                               22.500           20.875          32.750           32.750          36.000

ENDING BALANCES:
          Loans, net of unearned income               $32,043.4        $31,824.6       $31,697.8        $30,614.0       $29,178.4
          Total assets                                 44,344.5         43,866.3        43,262.5         42,474.2        40,066.5
          Deposits                                     28,627.6         28,550.5        27,739.3         27,497.2        26,296.7
          Federal Home Loan Bank advances               3,050.8          3,350.3         3,530.3          3,480.3         2,855.3
          Long-term debt                                1,125.3          1,125.5         1,125.5          1,125.5         1,075.5
          Stockholders' equity                          3,064.8          2,974.3         2,927.4          2,885.5         2,829.5
          Common shares (in thousands)                  168,234          168,096         167,905          167,803         167,476

AVERAGE BALANCES:
          Loans, net of unearned income               $31,993.9        $31,931.3       $31,071.6        $29,823.5       $28,532.3
          Earning assets                               40,703.9         40,292.7        39,548.7         37,919.9        35,849.4
          Total assets                                 44,038.1         43,565.0        42,784.3         41,041.4        38,951.2
          Deposits                                     28,449.5         28,773.6        27,470.9         26,599.7        24,995.9
          Stockholders' equity                          2,989.5          2,946.0         2,901.4          2,801.0         2,798.8
          Common shares (in thousands)
            Basic                                       168,184          168,037         167,871          167,654         167,439
            Diluted                                     168,783          168,697         168,970          168,742         168,746

SELECTED RATIOS:
          Return on average total assets                   1.09%            1.09%           1.07%            1.09%           1.13%
          Return on average stockholders' equity          16.13            16.12           15.85            16.01           15.72
          Net interest margin (FTE)                        3.48             3.57            3.62             3.75            3.81
          Average equity to average assets                 6.79             6.76            6.78             6.82            7.19
          Non-interest expense as a percent
            of average total assets                        2.46             2.43            2.41             2.50            2.56
          Efficiency ratio                                56.68            55.91           54.98            54.75           55.58

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND                      TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID
(DOLLARS IN MILLIONS; YIELDS ON TAXABLE EQUIVALENT BASIS)


                                                                                   Quarters Ended
                                                        -----------------------------------------------------------------------
                                                                   June 30, 2000                        March 31, 2000
                                                        ---------------------------------    ----------------------------------
                                                                                    (1)                                   (1)
                                                         Average                   Yield/      Average                   Yield/
                                                         Balance      Interest      Rate       Balance    Interest        Rate
                                                        ---------------------------------    ----------------------------------

ASSETS
Loans, net of unearned
   income (2)                                           $31,993.9      $690.4       8.68%    $31,931.3      $671.4        8.46%
Available-for-sale securities:
   Taxable                                                4,938.3        87.5       6.80       4,695.0        82.7        6.81
   Non-taxable                                              344.1         6.8       7.62         322.9         6.5        7.62
Held-to-maturity securities:
   Taxable                                                2,911.1        49.9       6.89       2,907.3        49.8        6.89
   Non-taxable                                               77.8         1.9       9.71          81.9         2.1       10.13
Short-term investments                                      438.7         8.8       8.12         354.3         6.6        7.53
                                                        ---------------------------------    ----------------------------------
     Total interest-earning assets                       40,703.9      $845.3       8.30      40,292.7      $819.1        8.14
Allowance for loan losses                                  (456.7)                              (448.7)
Other assets                                              3,790.9                              3,721.0
                                                        ---------------------------------    ----------------------------------
     Total assets                                       $44,038.1                            $43,565.0
                                                        =================================    ==================================

LIABILITIES
Interest-bearing deposits                               $24,832.5      $304.0       4.92%    $25,262.9      $295.7        4.71%
Short-term borrowings                                     7,739.1       121.8       6.33       7,134.4       104.4        5.88
Federal Home Loan Bank advances                           3,151.7        46.4       5.92       3,026.0        41.4        5.50
Long-term debt                                            1,125.4        18.6       6.67       1,125.5        17.9        6.38
                                                        ---------------------------------    ----------------------------------
     Total interest-bearing liabilities                  36,848.7       490.8       5.36      36,548.8       459.4        5.05
Non-interest bearing deposits                             3,617.0                              3,510.7
Other liabilities                                           582.9                                559.5
Total liabilities                                        41,048.6                             40,619.0
STOCKHOLDERS' EQUITY                                      2,989.5                              2,946.0
                                                        ---------------------------------    ----------------------------------
     Total liabilities and stockholders' equity         $44,038.1                            $43,565.0
                                                        =================================    ==================================
Net interest income                                                    $354.5                               $359.7
                                                        =================================    ==================================
Net interest margin                                                                 3.48%                                 3.57%
                                                        =================================    ==================================
Net interest spread                                                                 2.94%                                 3.09%
                                                        =================================    ==================================


(1) YIELDS WERE CALCULATED USING THE AVERAGE AMORTIZED COST OF THE UNDERLYING ASSETS. ALL YIELDS AND RATES ARE PRESENTED ON AN ANNUALIZED BASIS.
(2) INCLUDED IN INTEREST ARE NET LOAN FEES OF $17.5 MILLION, $17.2 MILLION, $16.8 MILLION, $17.6 MILLION, AND $17.4 MILLION FOR THE FIVE QUARTERS ENDED JUNE 30, 2000, RESPECTIVELY. THE AVERAGES INCLUDE LOANS ON WHICH THE ACCRUAL OF INTEREST HAS BEEN DISCONTINUED. INCOME ON CERTAIN NON-ACCRUAL LOANS IS RECOGNIZED ON A CASH-BASIS.

                                                                        TABLE 2



                                                                                   Quarters Ended
                                                 --------------------------------------------------------------------------------
                                                           December 31, 1999                          September 30, 1999
                                                 ------------------------------------        ------------------------------------
                                                                                (1)                                         (1)
                                                 Average                       Yield/        Average                       Yield/
                                                 Balance        Interest       Rate          Balance         Interest      Rate
                                                 ------------------------------------        ------------------------------------
ASSETS
Loans, net of unearned
   income (2)                                     $31,071.6        $646.7        8.26%          $29,823.5      $613.7        8.16%
Available-for-sale securities:
   Taxable                                          4,775.0          81.9        6.64             4,352.1        73.5        6.55
   Non-taxable                                        325.2           6.4        7.51               322.9         6.3        7.51
Held-to-maturity securities:
   Taxable                                          2,901.5          49.7        6.80             2,913.3        49.6        6.76
   Non-taxable                                         86.4           2.2        9.80                95.5         2.4        9.88
Short-term investments                                389.0           7.1        7.25               412.6         8.3        8.01
                                                  ------------------------------------        ------------------------------------
     Total interest-earning assets                 39,548.7        $794.0        7.94            37,919.9      $753.8        7.87
Allowance for loan losses                            (437.1)                                       (415.2)
Other assets                                        3,672.7                                       3,536.7
                                                  ------------------------------------        ------------------------------------
     Total assets                                 $42,784.3                                     $41,041.4
                                                  ====================================        ====================================
                                                  $23,960.8        $268.0        4.44%          $23,178.9      $248.2        4.25%
LIABILITIES                                         7,331.7         101.9        5.52             6,941.5        90.9        5.19
Interest-bearing deposits                           3,432.8          45.4        5.25             3,120.8        40.2        5.11
Short-term borrowings                               1,125.5          17.1        6.02             1,084.2        15.1        5.51
Federal Home Loan Bank advances                   ------------------------------------        ------------------------------------
Long-term debt                                     35,850.8         432.4        4.79            34,325.4       394.4        4.56
                                                    3,510.1                                       3,420.8
     Total interest-bearing liabilities               522.0                                         494.2
Non-interest bearing deposits                      39,882.9                                      38,240.4
Other liabilities                                   2,901.4                                       2,801.0
Total liabilities                                 ------------------------------------        ------------------------------------
STOCKHOLDERS' EQUITY                              $42,784.3                                     $41,041.4
                                                  ====================================        ====================================
     Total liabilities and stockholders' equity                    $361.6                                      $359.4
                                                  ====================================        ====================================
Net interest income                                                              3.62%                                       3.75%
                                                  ====================================        ====================================
Net interest margin                                                              3.15%                                       3.31%
                                                  ====================================        ====================================
Net interest spread


                                                                  June 30, 1999
                                                     ------------------------------------
                                                                                    (1)
                                                     Average                       Yield/
                                                     Balance        Interest       Rate
                                                     ------------------------------------
ASSETS
Loans, net of unearned
   income (2)                                        $28,532.3        $575.1         8.09%
Available-for-sale securities:
   Taxable                                             3,737.0          60.8         6.48
   Non-taxable                                           329.3           6.3         7.60
Held-to-maturity securities:
   Taxable                                             2,549.8          43.6         6.85
   Non-taxable                                           101.7           2.6        10.45
Short-term investments                                   599.3          10.6         7.07
                                                      ------------------------------------
     Total interest-earning assets                    35,849.4        $699.0         7.81
Allowance for loan losses                               (397.0)
Other assets                                           3,498.8
                                                     ------------------------------------
     Total assets                                    $38,951.2
                                                     ====================================
LIABILITIES
Interest-bearing deposits                            $21,643.6        $225.1         4.17%
Short-term borrowings                                  6,728.1          80.8         4.82
Federal Home Loan Bank advances                        2,827.6          36.1         5.12
Long-term debt                                         1,118.4          16.5         5.91
                                                     ------------------------------------
     Total interest-bearing liabilities               32,317.7         358.5         4.45
Non-interest bearing deposits                          3,352.3
Other liabilities                                        482.4
Total liabilities                                     36,152.4
STOCKHOLDERS' EQUITY                                   2,798.8
                                                     ------------------------------------

     Total liabilities and stockholders' equity      $38,951.2
                                                     ====================================
Net interest income                                                   $340.5
                                                     ====================================
Net interest margin                                                                  3.81%
                                                     ====================================
Net interest spread                                                                  3.36%
                                                     ====================================

NET INTEREST INCOME/MARGIN.

         The Company's net interest margin decreased 33 basis points from the second quarter of 1999 to 3.48% for the 2000 second quarter period. Also, the net interest margin is down 9 basis points from the first quarter of 2000. The net interest spread between interest-earning assets and interest-bearing liabilities decreased 42 basis points from the second quarter of 1999 to 2.94%. Net interest spread is down 15 basis points from the first quarter of 2000. The net interest margin and net interest spread are affected by the composition of interest-earning assets and interest-bearing liabilities, competitive pressures, and Federal Reserve Bank (the "Fed") monetary policies.

         In response to outstanding growth in the economy, the Fed has raised short-term interest rates on six separate occasions since mid-1999. In an attempt to control inflationary pressures, rates on the first five occasions were increased 25 basis points. The sixth rate increase, which occurred in the second quarter of 2000, was 50 basis points. Further increases in interest rates from the Fed could be possible in the near future; however, Management believes that this cycle of interest rate increases is near an end.

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

PROVISION FOR LOAN LOSSES.

         During the second quarter of 2000, the Company recorded a $24.2 million provision for loan losses. This compares to a provision of $31.8 million for the quarter ended June 30, 1999. On a year-to-date basis, the provision for loan losses was $54.8 million in 2000 compared to $62.1 million in 1999. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by Management based on the factors as described in "Allowance for Loan Losses" later in Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME.

         Total non-interest income for the quarter ended June 30, 2000 was $119.1 million, an increase of $12.1 million or 11.3% over the same period in 1999. For the six month period ended June 30, 2000, non-interest income was up $14.5 million, or 6.6% from the comparable period in 1999. Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the second quarter and first six months of 2000 by 20.9% and 19.2%, respectively from the comparable year-ago periods. This increase is attributable to an increased number of deposit accounts and increases in certain service charge rates. In particular, service charges increased from increased usage of Visa debit cards and ATM cards. Mortgage banking operations income decreased 15.1% compared to the 1999 second quarter. On a year-to-date basis the decrease was $8.6 million or 32.1%. Mortgage interest rates have increased significantly compared to the second quarter of 1999, and loan production and related income have declined accordingly. Fee income related to Bank Card and Trust operations has also increased, 12.8% and 3.8%, respectively, over the year ago quarter. For the comparable six month periods, the increases were 8.4% and 4.4%. Both were related to higher volume and various rate increases. Investment fee income decreased $0.3 million or 3.0% compared to the quarter ended June 30, 1999. On a year-to-date basis, investment fee income increased $1.2 million or 6.7%. Investment fees include trading account profits and commissions, which fluctuate based on market conditions. Income from bank owned life insurance for the second quarter and first six months of 2000 increased 54.0% and 32.8%, respectively over the comparable year ago periods, due in part to an additional investment in the second quarter of 2000.

          Sales of loans during the second quarter and six month period ended June 30, 2000 resulted in gains of approximately $0.5 and $1.9 million, respectively. Securities losses were $0.1 million in the second quarter of 2000. On a year-to-date basis, securities had gains of $0.5 million.

         There were no other significant non-recurring non-interest income items recorded in 2000 or 1999.

NON-INTEREST INCOME                                                     TABLE 3
(In millions)


                                                                    Quarters Ended
                                           -----------------------------------------------------------------
                                                    2000                                 1999
                                           ----------------------         ----------------------------------
                                           Jun 30          Mar 31         Dec 31        Sept 30       Jun 30
                                           ------          ------         -------       -------       ------
Service charges on deposit accounts        $ 59.4          $ 54.6          $ 56.0       $ 52.3        $ 49.2
Mortgage banking operations                   9.7             8.4             8.3          9.2          11.5
Bank card fees                                8.3             7.9             8.3          8.0           7.3
Trust fees                                    7.8             7.9             7.8          7.4           7.5
Investment fees                               9.2             9.9             8.9          8.9           9.5
Bank owned life insurance                    14.8            10.3            10.1         12.4           9.6
Gains on loans held-for-sale, net             0.5             1.5             2.7          4.5           3.6
Securities gains (losses)                    (0.1)            0.6            (0.8)         0.2          (0.2)
Other                                         9.5            12.4            10.8         10.5           9.0
                                           ------          ------          ------       ------        ------
  Total                                    $119.1          $113.5          $112.1       $113.4        $107.0
                                           ======          ======          ======       ======        ======

NON-INTEREST EXPENSE.

         Total non-interest expense increased 8.0% to $268.8 million in the second quarter of 2000 as compared to the same period in 1999. On a year-to-date basis, the increase was 8.3% as compared to the same period in 1999. Salaries and employee benefits expense is the largest component of non-interest expense, accounting for $141.9 million or 52.8% of all non-interest expense for the quarter ended June 30, 2000 and $285.3 million or 53.6% for the first six months of 2000. The June 30, 2000 quarter over June 30, 1999 quarter increase in salary and employee benefits expense was $8.2 million or 6.2%, related mainly to annual merit increases and an increase in the number of full-time equivalent employees of 3.6% to 12,451 at June 30, 2000. Occupancy and equipment expenses were also up in the second quarter and first six months of 2000. These increases are attributable to a higher number of banking offices, including branches and other offices, as of June 30, 2000 compared to June 30, 1999. The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 56.68% and 56.30% for the three and six month periods ended June 30, 2000, respectively. The efficiency ratio for the three and six month periods ended June 30, 1999 was 55.58% and 55.95%, respectively.

         There were no significant non-recurring non-interest expense items recorded in 2000 or 1999.

NON-INTEREST EXPENSE                                                     TABLE 4
(In millions)

                                                               Quarters Ended
                                              ------------------------------------------------
                                                    2000                     1999
                                              ----------------     ---------------------------
                                              Jun 30    Mar 31     Dec 31   Sept 30     Jun 30
                                              ------    ------     ------   -------     ------

Salaries and employee benefits                $141.9    $143.4     $136.0    $136.5     $133.7
Net occupancy                                   23.3      22.6       21.6      20.9       19.9
Equipment                                       18.2      17.4       17.9      17.8       16.5
Professional services                           17.7      15.2       17.6      17.0       17.7
Communications                                  13.1      13.2       13.5      12.7       13.1
Goodwill and core deposit amortization          11.0      10.8       10.6       8.0       11.1
Business development                             7.8       7.4        8.4       7.4        7.7
Supplies                                         6.6       6.3        6.9       6.2        5.9
Other                                           29.2      27.3       27.7      32.3       23.3
                                              ------    ------     ------    ------     ------
  Total                                       $268.8    $263.6     $260.2    $258.8     $248.9
                                              ======    ======     ======    ======     ======



INCOME TAX EXPENSE.

         Income tax expense for the second quarter of 2000 was $57.0 million for an effective tax rate of 32.2% compared to $53.4 million or an effective rate of 32.8% in the second quarter of 1999. For the six months ended June 30, 2000, income tax expense was $114.3 million for an effective tax rate of 32.4% compared to tax expense of $103.5 million and an effective tax rate of 32.6% during the first six months of 1999. The statutory federal income tax rate was 35% in 2000 and 1999.

LOANS.
         Loans, net of unearned income at June 30, 2000 were $32,043.4 million, an increase of $345.6 million over the December 31, 1999 level. Of the total loan increase, $222.1 million was obtained in acquisitions. Internal growth accounted for the remaining $123.5 million of the increase. Loan growth has slowed down in the first six months of 2000 when compared to previous periods as a result of the increasing interest rate environment. Given the recent and possible future interest rate increases from the Fed, economic growth in general is expected to slow down, which will continue to slow anticipated loan growth. Also contributing to slower loan growth, the Company is emphasizing diversification of its loan portfolio mix, which includes a greater emphasis on variable rate loans. In addition, the Company securitized approximately $332.3 million of 1-4 family mortgages into mortgage-backed securities during the six month period ended June 30, 2000. The Company retained these securities, classifying them as available-for-sale. The primary purpose of the securitization was to enable greater liquidity for these assets.

         The Company regularly participates in loan sales in the secondary market, which facilitates the management of its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $389.1 million during the six month period ended June 30, 2000.

LOAN PORTFOLIO                                                           TABLE 5
(In millions)

                                                                                Quarters Ended
                                              -----------------------------------------------------------------------------------
                                                           2000                                        1999
                                              ----------------------------        -----------------------------------------------
                                                Jun 30            Mar 31            Dec 31            Sept 30           Jun 30
                                              -----------       -----------       -----------       -----------       -----------

Commercial, financial and agricultural        $  11,658.2       $  11,357.2       $  11,265.2       $  10,734.5       $  10,222.4
Real estate construction                          4,035.6           4,369.9           4,342.9           4,270.5           4,006.6
Commercial real estate mortgage                   6,521.4           6,266.1           6,029.2           5,560.8           5,507.0
Residential real estate mortgage                  6,752.4           6,616.2           6,773.4           6,716.7           6,359.4
Loans to individuals                              3,349.7           3,482.1           3,562.0           3,591.8           3,316.8
                                              -----------       -----------       -----------       -----------       -----------
                                                 32,317.3          32,091.5          31,972.7          30,874.3          29,412.2


Unearned income                                    (273.9)           (266.9)           (274.9)           (260.3)           (233.8)
                                              -----------       -----------       -----------       -----------       -----------
Loans, net of unearned income                    32,043.4          31,824.6          31,697.8          30,614.0          29,178.4

Allowance for loan losses                          (456.1)           (453.3)           (442.3)           (434.8)           (405.5)
                                              -----------       -----------       -----------       -----------       -----------
Net loans                                     $  31,587.3       $  31,371.3       $  31,255.5       $  30,179.2       $  28,772.9
                                              ===========       ===========       ===========       ===========       ===========

ALLOWANCE FOR LOAN LOSSES

         The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon Management's estimated range of those losses. Actual losses for these loans can vary significantly from this estimate. The Company's subsidiary bank is regulated by the State Banking Department of the State of Alabama. The bank is a member bank of the Federal Reserve System, and as such, is also subject to the regulations of the Federal Reserve Board applicable to state member banks. Management may also consider recommendations from these regulators in concluding on the adequacy of the allowance for loan losses. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent estimation of probable losses realized and other factors that influence the estimation process. The model and resulting allowance level are adjusted accordingly as these factors change. The historical and migration loss rates described below which are used in determining the allowance also provide a self-correcting feature to the methodology.

         Loans are separated by internal risk ratings into two categories for assessment of their estimated allowance level needs; Non-problem and Watch-list. The allowance for Non-problem loans is calculated by applying historical Non-problem loss factors to outstanding Non-problem loans within each loan type. The loss factors represent either the average of the last four years' losses or, in some cases, the most recent years' loss experience if in Management's judgement that loss rate is more representative of current trends in a particular loan type. Watch-list loans include any loans that have an internal credit review or regulatory rating of less than "good" or loans that are sound and collectible, but contain certain characteristics that require review by Management. The allowance associated with Watch-list loans is calculated by applying loss factors determined either through a migration analysis or an average of the last four years' loss experience, both of which are specific to Watch-list loans. The migration analysis is performed periodically and measures losses in relation to the internal risk ratings assigned to loans. Additionally, certain Watch-list loans (generally large commercial credits) are specifically reviewed. This specific review considers estimates of future cash flows, fair values of collateral and other indicators of the borrowers' ability to repay the loan.

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

         Based on the methodology outlined above, the allowance for loan losses allocated to Non-problem and Watch-list loans was $340.6 million and $115.5 million, respectively, at June 30, 2000 and $285.5 million and $156.8 million, respectively, at December 31, 1999. As a percentage of outstanding loans, the total allowance for loan losses was 1.42%, compared to the December 31, 1999 level of 1.40%. Net charge-offs during the three months ended June 30, 2000 totaled $24.0 million or .30% of average net loans on an annualized basis, an increase of $3.6 million from the 1999 second quarter. For the six months ended June 30, 2000, net charge-offs totaled $46.6 million or .29% of average net loans on an annualized basis.

ALLOWANCE FOR LOAN LOSSES                                               TABLE 6
(In thousands)

                                                                                     Quarters Ended
                                                      ------------------------------------------------------------------------------
                                                                2000                                      1999
                                                      --------------------------        --------------------------------------------
                                                        Jun 30           Mar 31           Dec 31          Sept 30           Jun 30
                                                      ---------        ---------        ---------        ---------        ----------

Balance beginning of quarter                          $ 453,280        $ 442,343        $ 434,771        $ 405,513        $ 394,135
Loans charged-off:
    Commercial, financial and agricultural               13,883            9,912           20,961           13,605            7,870
    Real estate construction                                  0                0                1               59              331
    Commercial real estate mortgage                           0                0                2               78               90
    Residential real estate mortgage                      1,821            1,215              991              804              961
    Loans to individuals                                 11,382           14,519           10,795           10,591           14,714
                                                      ---------        ---------        ---------        ---------        ---------
        Total charge-offs                                27,086           25,646           32,750           25,137           23,966
                                                      =========        =========        =========        =========        =========

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural                  450            1,371            1,553              999            1,297
    Real estate construction                                  0                0                0                0                0
    Commercial real estate mortgage                           0                0                0                3                6
    Residential real estate mortgage                        179              112               21               70              222
    Loans to individuals                                  2,465            1,544            2,311            2,414            2,047
                                                      ---------        ---------        ---------        ---------        ---------
        Total recoveries                                  3,094            3,027            3,885            3,486            3,572
                                                      =========        =========        =========        =========        =========

Net loans charged-off                                    23,992           22,619           28,865           21,651           20,394
Additions to allowance charged to expense                24,182           30,662           36,354           42,757           31,776
Subsidiaries' allowance at date of purchase               2,619            2,894               83            8,152               (4)
                                                      ---------        ---------        ---------        ---------        ---------
Balance at end of quarter                             $ 456,089        $ 453,280        $ 442,343        $ 434,771        $ 405,513
                                                      =========        =========        =========        =========        =========

(In millions)
Loans outstanding at quarter end,
        net of unearned income                        $32,043.4        $31,824.6        $31,697.8        $30,614.0        $29,178.4
Average loans outstanding,
        net of unearned income                        $31,993.9        $31,931.3        $31,071.6        $29,823.5        $28,532.3

Ratios:
    Allowance to net loans outstanding                     1.42%            1.42%            1.40%            1.42%            1.39%
    Net loans charged-off to average net loans             0.30             0.28             0.37             0.29             0.29
    Provision for loan losses to net charge-offs         100.79           135.56           125.94           197.48           155.81
    Provision for loan losses to average net loans         0.30             0.39             0.46             0.57             0.45

NON-PERFORMING ASSETS.

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $187.9 million at June 30, 2000, an increase of $25.2 million from December 31, 1999. The ratio of non-performing assets to total loans plus other non-performing assets was .59% at June 30, 2000, while the allowance to non-performing loans ratio was 332.73% for the same period.

          In addition to loans on non-performing status at June 30, 2000, the Company had loans of approximately $55.1 million for which Management had serious doubts as to the ability of the borrowers to comply with the present repayment terms, which may result in the loans' repayment terms being restructured and/or the loans being placed on non-performing status. These potential problem loans are not presently on non-accrual status; however, they are continuously reviewed by Management and their classification may be changed if conditions warrant. At December 31, 1999, potential problem loans totaled $67.6 million.

NON-PERFORMING ASSETS                                                   TABLE 7
(Dollars in millions)

                                                                                   Quarters Ended
                                                       -------------------------------------------------------------------------
                                                                 2000                                    1999
                                                       -------------------------       -----------------------------------------
                                                        Jun 30          Mar 31          Dec 31          Sept 30          Jun 30
                                                       ---------       ---------       ---------       ---------       ---------
Non-performing loans
    Commercial, financial, and agricultural            $   102.9       $    92.5       $    78.7       $    69.7       $    67.6
    Real estate construction                                 4.6             4.2             3.8             4.2             7.0
    Commercial  real estate mortgage                         4.6             5.5            12.2            10.1            10.6
    Residential real estate mortgage                        15.0            15.7            14.7            21.5            24.9
    Loans to individuals                                    10.0            15.5             2.6             3.1             3.4
                                                       ---------       ---------       ---------       ---------       ---------
        Total non-performing loans                         137.1           133.4           112.0           108.6           113.5
                                                       ---------       ---------       ---------       ---------       ---------
Other real estate owned                                     39.0            37.1            38.3            39.6            42.8
Other repossessed assets                                    11.8            13.3            12.4            11.1            12.9
                                                       ---------       ---------       ---------       ---------       ---------
        Total non-performing assets                    $   187.9       $   183.8       $   162.7       $   159.3       $   169.2
                                                       =========       =========       =========       =========       =========

Accruing loans past due 90 days or more                $    55.8       $    60.6       $    71.5       $    72.5       $    76.6

Ratios:
    Non-performing loans to total loans                     0.43%           0.42%           0.35%           0.35%           0.39%
    Non-performing assets to total loans
        plus other non-performing assets                    0.59            0.58            0.51            0.52            0.58
    Non-performing assets and accruing loans
        90 days or more past due to total loans
        plus other non-performing assets                    0.76            0.77            0.74            0.76            0.84
    Allowance to non-performing loans                     332.73          339.80          394.83          400.20          357.43

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

         Total securities, including those designated as available-for-sale and held-to-maturity, have increased $254.8 million since December 31, 1999. Securities obtained through the acquisition of other financial institutions were $63.4 million during the first six months of 2000.

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

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES                      TABLE 8


                                                                          Available-for-Sale Securities
                                                  -------------------------------------------------------------------------------
                                                            June 30, 2000                               December 31, 1999
                                                  ---------------------------------             ---------------------------------
                                                  Amortized                 Fair                 Amortized                Fair
(DOLLARS IN MILLIONS)                                Cost                   Value                  Cost                   Value
                                                  ----------             ----------             ----------             ----------
U.S. Treasury securities                          $     77.5             $     77.5             $     39.1             $     38.9
U.S. Government agency securities                    2,356.0                2,229.5                2,354.5                2,234.6
Collateralized mortgage obligations
 and mortgage backed securities                      2,398.9                2,332.7                2,070.3                2,037.6
Obligations of states and political
 subdivisions                                          307.0                  294.5                  288.4                  271.9
Other debt securities                                   70.1                   65.4                   71.3                   67.2
Equity securities                                      308.0                  307.9                  410.8                  410.8
                                                  ----------             ----------             ----------             ----------
  Total                                           $  5,517.5             $  5,307.5             $  5,234.4             $  5,061.0
                                                  ==========             ==========             ==========             ==========

                                                                        Held-to-Maturity Securities
                                                  -------------------------------------------------------------------------------
                                                            June 30, 2000                               December 31, 1999
                                                  ---------------------------------             ---------------------------------
                                                  Amortized                 Fair                 Amortized                Fair
(DOLLARS IN MILLIONS)                                Cost                   Value                  Cost                   Value
                                                  ----------             ----------             ----------             ----------
U.S. Treasury securities                          $      4.3             $      4.3             $      6.9             $      6.8
U.S. Government agency securities                    2,516.7                2,392.1                2,489.3                2,372.9
Collateralized mortgage obligations
 and mortgage backed securities                        256.2                  252.2                  277.9                  275.5
Obligations of states and political
 subdivisions                                           75.5                   77.5                   85.0                   87.4
Other debt securities                                  142.6                  133.1                  127.9                  121.1
                                                  ----------             ----------             ----------             ----------
  Total                                           $  2,995.3             $  2,859.2             $  2,987.0             $  2,863.7
                                                  ==========             ==========             ==========             ==========

SHORT-TERM INVESTMENTS.

         Short-term investments at June 30, 2000 totaled $662.3 million, reflecting an increase of $294.2 million from the December 31, 1999 level of $368.1 million. At June 30, 2000, short-term investments consisted of $262.5 million in federal funds sold and securities purchased under resale agreements, $1.0 million in time deposits with other banks, $72.5 million in trading securities and $326.3 million in loans held for sale. Securities held for trading purposes are primarily inventory at the Company's brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value.

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

         Deposits are the Company's primary source of funding. Total deposits at June 30, 2000 were $28,627.6 million, up $888.3 million or 32.0% from the December 31, 1999 level of $27,739.3 million. Of the total increase in deposits, $330.0 million were obtained in acquisitions. At June 30, 2000, total deposits included interest-bearing deposits of $24,893.6 million and other deposits of $3,734.0 million.

         Short-term borrowings at June 30, 2000 were $7,875.1 million and included federal funds purchased of $3,475.7 million, securities sold under agreements to repurchase of $2,212.3 million and other borrowed funds of $2,187.1 million. At June 30, 2000, total short-term borrowings were 17.8% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $7,397.0 million or 17.1% of total liabilities and stockholders' equity at December 31, 1999.

         FHLB advances totaled $3,050.8 million at June 30, 2000. The current quarter end balance is down $479.5 million from the level outstanding at December 31, 1999. The Company uses FHLB advances as an alternative to other funding sources with similar maturities. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability management strategy.

         At June 30, 2000 and December 31, 1999, total long-term debt was $1,125.3 million and $1,125.5 million, respectively.

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

         The June 30, 2000 Tier 1 and Total capital to risk weighted assets were 6.99% and 10.61%, respectively, compared to the December 31, 1999 ratios of 6.65% and 10.41%.

CAPITAL RATIOS                                                          TABLE 9
(DOLLARS IN MILLIONS)

                                                      2000                                        1999
                                         ------------------------------      ------------------------------------------------
                                            Jun 30            Mar 31            Dec 31           Sept 30            Jun 30
                                         ------------      ------------      ------------      ------------      ------------
Tier 1 capital:
  Stockholders' equity                   $    3,064.8      $    2,974.3      $    2,927.4      $    2,885.5      $    2,829.5
  Intangible assets other than
     servicing rights                          (611.8)           (590.8)           (583.3)           (593.9)           (544.5)
  Unrealized (gain)/loss on
     available-for-sale securities              131.9             141.9             108.9              69.3              50.9
                                         ------------      ------------      ------------      ------------      ------------
     Total Tier 1 capital                     2,584.9           2,525.4           2,453.0           2,360.9           2,335.9
                                         ------------      ------------      ------------      ------------      ------------

Tier 2 capital:
  Allowable reserve for loan losses             456.1             453.3             442.3             434.8             405.5
  Allowable long-term debt                      885.0             945.0             945.0             945.0             895.0
                                         ------------      ------------      ------------      ------------      ------------
     Total Tier 2 capital                     1,341.1           1,398.3           1,387.3           1,379.8           1,300.5
                                         ------------      ------------      ------------      ------------      ------------
     Total  risk-based capital           $    3,926.0      $    3,923.7      $    3,840.3      $    3,740.7      $    3,636.4
                                         ============      ============      ============      ============      ============

Risk-weighted assets                     $   37,015.4      $   37,035.7      $   36,888.4      $   36,382.4      $   34,726.8
Risk-based ratios:
  Tier 1 capital                                 6.99%             6.82%             6.65%             6.49%             6.73%
  Total capital                                 10.61             10.60             10.41             10.28             10.47
Leverage ratio                                   5.95              5.88              5.81              5.84              6.08


COMMITMENTS.

         The Company's subsidiary bank had standby letters of credit outstanding of approximately $819.6 million at June 30, 2000 and $876.6 million at December 31, 1999.

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $9,714.5 million at June 30, 2000 and $10,818.6 million at December 31, 1999. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's mortgage banking subsidiary had outstanding commitments to sell mortgage loans and mortgage-backed securities of approximately $191.0 million at June 30, 2000 and $180.1 million at December 31, 1999.

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

INTEREST RATE SWAPS                                                    TABLE 10
June 30, 2000
(Dollars in millions)

                                                                      Average
                                                                    Maturity In            Average Rate           Average Rate
                    Notional Value            Fair Value              Months                  Paid                  Received
                   ----------------         -------------         --------------         ---------------        ---------------
Gain position      $          924.5         $         5.1                   48.3                    6.31%                  7.27%
Loss position               1,255.0                 (28.1)                  66.1                    6.22                   6.61
                   ----------------         -------------         --------------         ---------------        ---------------
   Total           $        2,179.5         $       (23.0)                  60.7                    6.24%                  6.81%
                   ================         =============         ==============         ===============        ===============


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

                  27-      Financial Data Schedule (for SEC use only)

                  * Incorporated herein by reference

         (b)      Reports on Form 8-K filed in the second quarter of 2000: none.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SOUTHTRUST CORPORATION


Date: August 14, 2000                    /s/ Wallace D. Malone, Jr.
      -----------------                 ---------------------------------
                                                 Wallace D. Malone, Jr.
                                                 Chairman and Chief
                                                 Executive Officer



Date: August 14, 2000                    /s/ Alton E. Yother
      -----------------                  --------------------------------
                                                 Alton E. Yother
                                                 Secretary, Treasurer and
                                                 Controller