Form 10-Q
period 2000-09-30
SOUTHTRUST CORP
filed 2000-11-14
CIK 92081

===============================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
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

Yes  [X]      No  [ ]

At September 30, 2000, 168,245,014 shares of the Registrant's Common Stock, $2.50 par value were outstanding.

===============================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Statement Description                                                                                   Page(s)
---------------------                                                                                   -------

Consolidated Condensed Balance Sheets (Unaudited)
         September 30, 2000, December 31, 1999,
         and September 30, 1999                                                                           3

Consolidated Condensed Statements of Income (Unaudited)
         Three months ended September 30, 2000 and 1999
         Nine months ended September 30, 2000 and 1999                                                    4

Consolidated Condensed Statements of Stockholders' Equity (Unaudited)
         Nine months ended September 30, 2000 and 1999                                                    5

Consolidated Condensed Statements of Cash Flows (Unaudited)
         Nine months ended September 30, 2000 and 1999                                                    6

Notes to Consolidated Condensed Financial Statements                                                      7-12

         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of Management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three and nine month periods ended September 30, 2000 and 1999. Results of operations for the interim 2000 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Management's Discussion and Analysis of the registrant is included on Pages 13-29.

                             SOUTHTRUST CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     SEPTEMBER 30           DECEMBER 31          SEPTEMBER 30
                                                                    ---------------       ---------------       ---------------
(Dollars in thousands)                                                   2000                  1999                  1999
                                                                    ---------------       ---------------       ---------------
ASSETS
  Cash and due from banks                                           $       870,863       $       874,999       $     1,074,672
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                                19,082                46,350                86,891
    Interest-bearing deposits in other banks                                    896                   417                 2,652
    Trading securities                                                       92,272                69,508                79,199
    Loans held for sale                                                     307,926               251,844               232,947
                                                                    ---------------       ---------------       ---------------
         Total short-term investments                                       420,176               368,119               401,689
  Available-for-sale securities                                           5,568,761             5,061,001             5,102,715
  Held-to-maturity securities (1)                                         2,986,305             2,986,958             3,001,531
  Loans                                                                  32,352,694            31,972,758            30,874,301
  Less:
    Unearned income                                                         285,733               274,917               260,308
    Allowance for loan losses                                               451,742               442,343               434,771
                                                                    ---------------       ---------------       ---------------
         Net loans                                                       31,615,219            31,255,498            30,179,222
  Premises and equipment, net                                               736,725               730,602               717,707
  Due from customers on acceptances                                           4,109                20,574                10,631
  Goodwill and core deposit intangibles                                     589,748               583,303               593,938
  Mortgage servicing rights                                                   8,853                79,450                78,547
  Bank owned life insurance                                                 875,240               742,370               736,395
  Other assets                                                              650,263               559,638               577,196
                                                                    ---------------       ---------------       ---------------
         Total assets                                               $    44,326,262       $    43,262,512       $    42,474,243
                                                                    ===============       ===============       ===============

LIABILITIES
  Deposits:
    Interest-bearing                                                $    26,188,260       $    24,182,135       $    23,956,031
    Other                                                                 3,605,483             3,557,210             3,541,148
                                                                    ---------------       ---------------       ---------------
         Total deposits                                                  29,793,743            27,739,345            27,497,179
  Federal funds purchased and securities sold
    under agreements to repurchase                                        4,751,356             5,191,057             5,538,093
  Other short-term borrowings                                             1,999,856             2,205,933             1,277,756
  Bank acceptances outstanding                                                4,109                20,574                10,631
  Federal Home Loan Bank advances                                         2,850,807             3,530,324             3,480,328
  Long-term debt                                                          1,125,353             1,125,483             1,125,511
  Other liabilities                                                         611,369               522,367               659,204
                                                                    ---------------       ---------------       ---------------
         Total liabilities                                               41,136,593            40,335,083            39,588,702
STOCKHOLDERS' EQUITY
    Common stock, par value $2.50 a share (2)                               423,952               423,096               422,830
    Capital surplus                                                         756,659               750,820               748,437
    Retained earnings                                                     2,120,002             1,886,481             1,807,424
    Accumulated other comprehensive income (loss)                           (86,817)             (108,928)              (69,297)
    Treasury stock, at cost (3)                                             (24,127)              (24,040)              (23,853)
                                                                    ---------------       ---------------       ---------------
         Total stockholders' equity                                       3,189,669             2,927,429             2,885,541
                                                                    ---------------       ---------------       ---------------
         Total liabilities and stockholders' equity                 $    44,326,262       $    43,262,512       $    42,474,243
                                                                    ===============       ===============       ===============

(1) Held-to-maturity securities-fair value                          $     2,893,251       $     2,863,710       $     2,926,445
(2) Common shares authorized                                            500,000,000           500,000,000           500,000,000
      Common shares issued                                              169,580,949           169,238,391           169,131,903
(3) Treasury shares of common stock                                       1,335,935             1,333,042             1,328,719

                             SOUTHTRUST CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30                        SEPTEMBER 30
                                                           ----------------------------      --------------------------------
(In thousands, except per share data)                         2000              1999             2000                1999
                                                           ----------        ----------      ------------        ------------
Interest Income
  Loans, including fees                                    $  709,883        $  613,064      $  2,070,409        $  1,740,759
  Available-for-sale securities                                92,216            77,489           270,927             200,677
  Held-to-maturity securities                                  50,948            51,242           153,376             144,982
  Short-term investments                                        9,524             8,328            25,010              29,760
                                                           ----------        ----------      ------------        ------------
      Total interest income                                   862,571           750,123         2,519,722           2,116,178
                                                           ----------        ----------      ------------        ------------

Interest expense
  Deposits                                                    337,176           248,225           936,899             694,508
  Short-term borrowings                                       116,789            90,863           343,000             251,355
  Federal Home Loan Bank advances                              49,033            40,224           136,776             111,911
  Long-term debt                                               20,042            15,069            56,553              49,363
                                                           ----------        ----------      ------------        ------------
      Total interest expense                                  523,040           394,381         1,473,228           1,107,137
                                                           ----------        ----------      ------------        ------------

      Net interest income                                     339,531           355,742         1,046,494           1,009,041
Provision for loan losses                                      18,453            42,757            73,297             104,895
                                                           ----------        ----------      ------------        ------------
        Net interest income after
          provision for loan losses                           321,078           312,985           973,197             904,146

Non-interest Income
  Service charges on deposit accounts                          55,408            48,103           157,260             136,036
  Mortgage banking operations                                  10,315             9,177            28,428              35,846
  Bank card fees                                                8,751             8,011            24,929              22,932
  Debit card fees                                               6,564             4,200            18,742              11,910
  Trust fees                                                    7,904             7,394            23,628              22,462
  Investment fees                                               9,927             8,875            29,007              26,758
  Bank owned life insurance                                    13,425            12,386            38,527              31,295
  Gains on loans held for sale, net                             2,899             4,490             4,837              12,565
  Securities gains (losses)                                   (11,598)              216           (11,114)                 65
  Other                                                        43,391            10,595            65,284              31,632
                                                           ----------        ----------      ------------        ------------
      Total non-interest income                               146,986           113,447           379,528             331,501
                                                           ----------        ----------      ------------        ------------

Non-interest expense
  Salaries and employee benefits                              145,144           136,536           430,459             404,494
  Net occupancy                                                23,750            20,914            69,699              60,396
  Equipment                                                    22,509            17,807            58,165              49,773
  Professional services                                        22,015            16,976            54,847              49,707
  Communications                                               12,612            12,704            38,884              38,067
  Goodwill and core deposit amortization                       20,207             8,014            41,958              29,934
  Business development                                          7,466             7,397            22,679              22,748
  Supplies                                                      5,715             6,186            18,643              18,356
  Other                                                        29,785            32,278            86,297              76,866
                                                           ----------        ----------      ------------        ------------

      Total non-interest expense                              289,203           258,812           821,631             750,341
                                                           ----------        ----------      ------------        ------------

Income before income taxes                                    178,861           167,620           531,094             485,306
Income tax expense                                             57,241            54,563           171,514             158,039
                                                           ----------        ----------      ------------        ------------
        Net income                                         $  121,620        $  113,057      $    359,580        $    327,267
                                                           ----------        ----------      ------------        ------------

Average shares outstanding - basic (in thousands)             168,239           167,654           168,154             167,456
Average shares outstanding - diluted (in thousands)           168,916           168,742           168,799             168,692
Net income per share - basic                               $     0.73        $     0.67      $       2.14        $       1.95
Net income per share - diluted                                   0.72              0.67              2.13                1.94
Dividends declared per share                                     0.25              0.22              0.75                0.66

                             SOUTHTRUST CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                                     ACCUMULATED
                                                                                                                        OTHER
                                                                COMMON           CAPITAL           RETAINED         COMPREHENSIVE
(Dollars in Thousands)                                           STOCK           SURPLUS           EARNINGS         INCOME (LOSS)
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                                     $ 420,569        $ 733,577        $  1,590,686         $    5,530

Net income                                                             0                0             327,267                  0
Change in unrealized loss on available-for-sale
   securities, net of tax of $44,061(*)                                0                0                   0            (74,827)
Comprehensive income

Dividends declared ($.66 per share)                                    0                0            (110,595)                 0
Issuance of 212,626 shares of Common Stock
   for stock options exercised                                       532            3,010                   0                  0
Issuance of 128,094 shares of Common Stock
   for dividend reinvestment and stock purchase plans                320            4,403                   0                  0
Issuance of 34,720 shares of Common Stock
   under employee discounted stock purchase plan                      87              978                   0                  0
Issuance of 47,251 shares of Common Stock under
    long-term incentive plan                                         118            1,022                   0                  0
Issuance of 481,759 shares of Common Stock for
    acquisitions accounted for as poolings-of-interest             1,204            5,447                  66                  0
Purchase of 312,560 shares of treasury stock                           0                0                   0                  0
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                                  $ 422,830        $ 748,437        $  1,807,424         $  (69,297)
================================================================================================================================
Balance at January 1, 2000                                     $ 423,096        $ 750,820        $  1,886,481         $ (108,928)

Net income                                                             0                0             359,580                  0
Change in unrealized loss on available-for-sale
   securities, net of tax of $(13,046)(*)                              0                0                   0             22,111

Comprehensive income
Dividends declared ($.75 per share)                                    0                0            (126,059)                 0
Issuance of 179,874 shares of Common Stock
   for stock options exercised                                       450            1,755                   0                  0
Issuance of 118,620 shares of Common Stock
   for dividend reinvestment and stock
   purchase plans                                                    296            3,111                   0                  0
Issuance of 44,064 shares of Common Stock under
     long-term incentive plan                                        110              973                   0                  0
Purchase of 2,893 shares of treasury stock                             0                0                   0                  0
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                                  $ 423,952        $ 756,659        $  2,120,002         $  (86,817)
================================================================================================================================

                                                                TREASURY
                                                                 STOCK               TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                                     $ (12,096)        $  2,738,266

Net income                                                             0              327,267
Change in unrealized loss on available-for-sale
   securities, net of tax of $44,061(*)                                0              (74,827)
                                                                                 ------------
Comprehensive income                                                             $    252,440
                                                                                 ============
Dividends declared ($.66 per share)                                    0             (110,595)
Issuance of 212,626 shares of Common Stock
   for stock options exercised                                         0                3,542
Issuance of 128,094 shares of Common Stock
   for dividend reinvestment and stock purchase plans                  0                4,723
Issuance of 34,720 shares of Common Stock
   under employee discounted stock purchase plan                       0                1,065
Issuance of 47,251 shares of Common Stock under
    long-term incentive plan                                           0                1,140
Issuance of 481,759 shares of Common Stock for
    acquisitions accounted for as poolings-of-interest                 0                6,717
Purchase of 312,560 shares of treasury stock                     (11,757)             (11,757)
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                                  $ (23,853)        $  2,885,541
================================================================================================================================

Balance at January 1, 2000                                     $ (24,040)        $  2,927,429

Net income                                                             0              359,580
Change in unrealized loss on available-for-sale
   securities, net of tax of $(13,046)(*)                              0               22,111
                                                                                 ------------
Comprehensive income                                                             $    381,691
                                                                                 ============
Dividends declared ($.75 per share)                                    0             (126,059)
Issuance of 179,874 shares of Common Stock
   for stock options exercised                                         0                2,205
Issuance of 118,620 shares of Common Stock
   for dividend reinvestment and stock
   purchase plans                                                      0                3,407
Issuance of 44,064 shares of Common Stock under
     long-term incentive plan                                          0                1,083
Purchase of 2,893 shares of treasury stock                           (87)                 (87)
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                                  $ (24,127)        $  3,189,669
================================================================================================================================

(*)See disclosure of reclassification amount in Notes to Consolidated Condensed Financial Statements

                             SOUTHTRUST CORPORATION
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                -----------------------------------
(In thousands)                                                                       2000                  1999
                                                                                -------------         -------------
OPERATING ACTIVITIES
  Net income                                                                    $     359,580         $     327,267
  Adjustments to reconcile net income to net cash provided
    by operating activities:
   Provision (credit) for:
      Loan losses                                                                      73,297               104,895
      Depreciation of premises and equipment                                           49,658                41,294
      Amortization of intangibles                                                      53,013                38,654
      Amortization of security premium                                                  1,388                 1,758
      Accretion of security discount                                                   (2,527)               (3,877)
      Deferred income taxes                                                             1,010                11,991
      Bank owned life insurance                                                       (38,527)              (31,295)
   Net gain on trading securities                                                      (1,435)                 (321)
   Net gain on loans held for sale                                                     (4,837)              (12,565)
   Net (gain) loss on available-for-sale securities                                    11,114                   (65)
   Origination and purchase of loans held for sale                                 (1,696,411)           (2,305,452)
   Proceeds from loans held for sale                                                1,645,166             2,480,702
   Net increase in trading securities                                                 (21,329)               (5,663)
   Net increase in other assets                                                       (10,519)              (56,949)
   Net increase in other liabilities                                                   93,757               150,253
                                                                                -------------         -------------
       Net cash provided by operating activities                                      512,398               740,627
   Investing activities
   Proceeds from maturities/calls of:
     Available-for-sale securities                                                    160,366             1,297,983
     Held-to-maturity securities                                                      111,206               576,247
   Proceeds from sales of available-for-sale-securities                               818,122               409,086
   Purchases of:
     Available-for-sale securities                                                 (1,444,984)           (1,205,395)
     Held-to-maturity securities                                                      (76,309)           (2,331,288)
     Premises and equipment                                                           (45,443)              (48,015)
   Net (increase) decrease in:
     Short-term investments                                                            55,463                99,232
     Loans                                                                           (204,479)           (2,629,029)
  Purchases of bank owned life insurance                                             (100,000)                    0
  Net cash paid in acquisitions                                                       (41,381)              (77,353)
                                                                                -------------         -------------
     Net cash used in investing activities                                           (767,439)           (3,908,532)
Financing activities
  Net increase (decrease) in:
     Deposits                                                                       1,724,314             2,004,746
     Short-term borrowings                                                           (646,552)              702,821
  Proceeds from:
     Common Stock issuances                                                             6,695                10,470
     Federal Home Loan Bank advances                                                3,200,761             1,350,011
     Long term debt                                                                         0                50,145
  Payments for:
     Repurchase of common stock                                                           (87)              (11,757)
     Federal Home Loan Bank advances                                               (3,880,278)             (650,022)
     Long-term debt                                                                      (130)              (79,570)
     Cash dividends                                                                  (153,818)             (105,045)
                                                                                -------------         -------------
     Net cash provided by financing activities                                        250,905             3,271,799
                                                                                -------------         -------------
  INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                       (4,136)              103,894
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                        874,999               970,778
                                                                                -------------         -------------
  CASH AND DUE FROM BANKS AT END OF PERIOD                                      $     870,863         $   1,074,672
                                                                                =============         =============

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Pending Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair values of derivatives will depend on their designation.

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

         Management is in the process of assessing the impact of SFAS No. 133, as amended, on the Company's financial position and results of operations. It is expected that substantially all of the Company's derivatives will be highly effective in offsetting the designated hedged risk and, therefore, will qualify for hedge accounting. Therefore, Management does not expect the impact of this Statement to be material to the Consolidated Condensed Financial Statements. See Table 10 in the Management's Discussion and Analysis for information concerning the Company's derivative financial instruments.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not expect this Statement to have a material impact to the Consolidated Condensed Financial Statements.

Note B- Earnings per Share Reconciliation

         A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                            Three months ended Sept 30         Nine months ended Sept 30
(In thousands, except per share data)                         2000              1999            2000                1999
                                                           ----------        ----------      ----------          ----------

Basic:
Net income                                                 $  121,620        $  113,057      $  359,580          $  327,267
Average common shares
     outstanding                                              168,239           167,654         168,154             167,456
                                                           ----------        ----------      ----------          ----------

Earnings per share                                         $     0.73        $     0.67      $     2.14          $     1.95
                                                           ==========        ==========      ==========          ===========

Diluted:
Net income                                                 $  121,620        $  113,057      $  359,580          $  327,267
Average common shares
     outstanding                                              168,239           167,654         168,154             167,456
Dilutive effect of options issued                                 677             1,088             645               1,236
                                                           ----------        ----------      ----------          ----------

Average diluted shares
     outstanding                                              168,916           168,742         168,799             168,692
                                                           ----------        ----------      ----------          ----------

Earnings per share                                         $     0.72        $     0.67      $     2.13          $     1.94
                                                           ==========        ==========      ==========          ===========

         In addition, the Company had 1,764,539 and 1,762,214 exercisable options issued that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2000, respectively, as the exercise price of these options was in excess of the average market price. For the three and nine months ended September 30, 1999, the antidilutive options were 151,400 and 150,938, respectively.

Note C- Supplemental Cash Flow Information

         The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2000 and 1999:

                                                                                  Nine Months Ended September 30
(In thousands)                                                                      2000                  1999
                                                                                ------------          ------------
Cash paid during period for:
   Interest                                                                     $  1,405,303          $  1,132,588
   Income taxes                                                                      120,051               130,417
Noncash transactions:
   Assets acquired in business combinations                                          354,459               706,099
   Liabilities assumed in business combinations                                      337,397               659,261
   Common Stock issued in business combinations                                            0                 6,716
   Loans transferred to other real estate                                             20,343                18,269
   Financed sales of foreclosed property                                              17,966                21,872
   Loans securitized into mortgage-backed securities                                 656,820                     0

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

         In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:

                                                                Three Months Ended                Nine Months Ended
                                                                   September 30                      September 30
                                                              2000              1999            2000                 1999
                                                           ----------        ----------      ----------          ------------
(In thousands)
Unrealized holding gains/(losses)
   on available-for-sale securities                        $   60,172        $  (29,069)     $   24,043          $   (118,823)
Less: reclassification adjustment for
   (gains)/losses included in net income                       11,598              (216)         11,114                   (65)
                                                           ----------        ----------      ----------          ------------
Unrealized gain/(loss) on available-for-sale
   securities                                                  71,770           (29,285)         35,157              (118,888)
Tax effect                                                    (26,706)           10,847         (13,046)               44,061
                                                           ----------        ----------      ----------          ------------

Unrealized gain/(loss) on available-for-sale
   securities, net of tax                                  $   45,064        $  (18,438)     $   22,111          $    (74,827)
                                                           ==========        ==========      ==========          ============

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

         The following tables present the Company's business segment information for the three and nine month periods ended September 30, 2000 and 1999:

                                                             Three months ended September 30, 2000
                                      -----------------------------------------------------------------------------------
                                      Commercial      Regional        Funds                     Reconciling       Total
(In millions)                          Banking        Banking       Management       Other         Items         Company
                                      ---------       --------      ----------      -------     -----------      --------

Net interest margin (FTE)............  $  144.5       $  187.7       $  17.3        $  10.1       $ (16.4)       $  343.2
Provision for loan losses............      11.1           12.2           0.0            0.2          (5.1)           18.4
Non-interest income..................      29.5          103.5         (11.5)          12.0          13.4           146.9
Non-interest expense.................      75.4          171.6           0.8           14.7          26.8           289.3
                                       --------       --------       -------        -------       -------        --------
     Income before income
       taxes.........................      87.5          107.4           5.0            7.2         (24.7)          182.4
Income tax expense (FTE).............       0.0            0.0           0.0            0.0          60.9            60.9
                                       --------       --------       -------        -------       -------        --------

     Net income......................  $   87.5       $  107.4       $   5.0        $   7.2       $ (85.6)       $  121.5
                                       ========       ========       =======        =======       =======        ========

                                                              Nine months ended September 30, 2000
                                      -----------------------------------------------------------------------------------
                                      Commercial      Regional        Funds                     Reconciling       Total
(In millions)                          Banking        Banking       Management       Other         Items         Company
                                      ---------       --------      ----------      -------     -----------      --------

Net interest margin (FTE)............  $  432.3       $  562.1       $  73.3        $  28.3       $ (38.6)       $1,057.4
Provision for loan losses............      26.6           43.0           0.0            0.3           3.4            73.3
Non-interest income..................      82.0          232.6         (11.3)          39.2          37.0           379.5
Non-interest expense.................     219.5          488.9           2.2           42.8          68.3           821.7
                                       --------       --------       -------        -------       -------        --------
     Income before income
       taxes.........................     268.2          262.8          59.8           24.4         (73.3)          541.9
Income tax expense (FTE).............       0.0            0.0           0.0            0.0         182.4           182.4
                                       --------       --------       -------        -------       -------        --------

     Net income......................  $  268.2       $  262.8       $  59.8        $  24.4       $(255.7)       $  359.5
                                       ========       ========       =======        =======       =======        ========

Ending assets........................  $16,347.1      $17,404.5      $7,332.8       $3,082.6      $ 159.3        $44,326.3
                                       ========       ========       =======        =======       =======        ========

                                                             Three months ended September 30, 1999
                                      -----------------------------------------------------------------------------------
                                      Commercial      Regional        Funds                     Reconciling       Total
(In millions)                          Banking        Banking       Management       Other         Items         Company
                                      ---------       --------      ----------      -------     -----------      --------

Net interest margin (FTE)............  $  139.0       $  192.7       $  33.5        $   4.9       $ (10.7)       $  359.4
Provision for loan losses............      13.1           12.6           0.0            0.0          17.0            42.7
Non-interest income..................      27.6           60.0           0.1           14.6          11.1           113.4
Non-interest expense.................      68.8          155.2           0.5           12.8          21.5           258.8
                                       --------       --------       -------        -------       -------        --------
     Income before income
       taxes.........................      84.7           84.9          33.1            6.7         (38.1)          171.3
Income tax expense (FTE).............       0.0            0.0           0.0            0.0          58.2            58.2
                                       --------       --------       -------        -------       -------        --------

     Net income......................  $   84.7       $   84.9       $  33.1        $   6.7       $ (96.3)       $  113.1
                                       ========       ========       =======        =======       =======        ========

                                                              Nine months ended September 30, 1999
                                      -----------------------------------------------------------------------------------
                                      Commercial      Regional        Funds                     Reconciling        Total
(In millions)                          Banking        Banking       Management       Other         Items          Company
                                      ----------      ---------     ----------      --------    -----------      ---------

Net interest margin (FTE)............  $   399.9      $   557.6      $   86.8       $   17.2      $ (41.3)       $ 1,020.2
Provision for loan losses............       24.6           36.9           0.0            0.0         43.4            104.9
Non-interest income..................       73.6          183.7           0.3           42.7         31.2            331.5
Non-interest expense.................      204.2          449.4           1.6           39.5         55.6            750.3
                                       ---------      ---------      --------       --------      -------        ---------
     Income before income
       taxes.........................      244.7          255.0          85.5           20.4       (109.1)           496.5
Income tax expense (FTE).............        0.0            0.0           0.0            0.0        169.2            169.2
                                       ---------      ---------      --------       --------      -------        ---------

     Net income......................  $   244.7      $   255.0      $   85.5       $   20.4      $(278.3)       $   327.3
                                       =========      =========      ========       ========      =======        =========

Ending assets........................  $15,345.2      $16,852.1      $7,017.2       $2,630.9      $ 628.8        $42,474.2
                                       =========      =========      ========       ========      =======        =========

Note F- Business Combinations

         During the first nine months of 2000, the Company completed the following acquisitions:

(In millions)
 Date                Institution                Assets         Loans         Deposits           Location
------         -----------------------         --------       --------       --------       -----------------
Jan 14         Brazos Bancshares, Inc.         $  176.7       $  118.0       $  168.7       Waxahachie, Texas
Apr 14         Security Bancorp, Inc.             177.8          104.1          161.3       San Antonio, Texas
                                               --------       --------       --------
                                               $  354.5       $  222.1       $  330.0
                                               ========       ========       ========

         Consideration for the acquisitions was approximately $67 million in cash. Both acquisitions were accounted for as purchases. Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Condensed Financial Statements.

         The Company has entered into a definitive agreement to acquire all of the outstanding stock of First Bank Holding Company in Tallahassee, Florida. This acquisition, to be accounted for as a pooling-of-interest, will add approximately $100 million in assets, $75 million in loans, and $88 million in deposits, and is expected to close in the fourth quarter of 2000.


Note G - Non-Recurring Items

         During the third quarter of 2000, the Company completed the sale of approximately half of its $10 billion mortgage servicing portfolio, resulting in a pre-tax gain of $32.3 million. This sale included substantially all of the servicing portfolio of loans serviced for third party investors. The timing of this sale resulted in favorable pricing for servicing assets, while at the same time reducing the Company's exposure to impairment of servicing assets which was experienced by many in the mortgage banking industry during the last period of historically low interest rates.

         Also during the third quarter of 2000, the Company incurred some one-time charges. Specifically, the Company wrote down core deposit intangible assets by $10 million. These intangible assets were associated with specific deposit acquisitions that experienced greater than originally projected run-off due to higher than projected retention costs that the Company was unwilling to incur. The Company also wrote off $12 million of software and hardware that has become impaired due to changing technology. Additionally, securities losses were $11.6 million in the third quarter of 2000, resulting primarily from a restructuring of the Company's securities portfolio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS

         SouthTrust Corporation ("SouthTrust" or the "Company") is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, and engages, through its subsidiary bank, SouthTrust Bank and its non-banking subsidiaries, in a full range of banking services from 638 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of September 30, 2000, the Company had consolidated total assets of $44.3 billion, which ranked it as the twenty-sixth largest bank holding company in the United States.

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

SELECTED QUARTERLY FINANCIAL DATA                              TABLE 1
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                   Quarters Ended
                                                ----------------------------------------------------------------------------------

                                                                     2000                                         1999
                                                -----------------------------------------------       ----------------------------
                                                  Sept 30           Jun 30             Mar 31           Dec 31            Sept 30
                                                ----------        ----------         ----------       ----------        ----------
Earnings Summary:
     Interest income                            $    862.6        $    841.6         $    815.5       $    790.3        $    750.1
     Interest expense                                523.0             490.8              459.3            432.4             394.4
                                                ----------        ----------         ----------       ----------        ----------
     Net interest income                             339.6             350.8              356.2            357.9             355.7
     Provision for loan losses                        18.5              24.2               30.7             36.4              42.7
                                                ----------        ----------         ----------       ----------        ----------
     Net interest income after
          provision for loan losses                  321.1             326.6              325.5            321.5             313.0
     Non-interest income                             158.6             119.2              112.9            112.9             113.2
     Securities gains (losses)                       (11.6)             (0.1)               0.6             (0.8)              0.2
     Non-interest expense                            289.2             268.8              263.6            260.2             258.8
                                                ----------        ----------         ----------       ----------        ----------
     Income before income taxes                      178.9             176.9              175.4            173.4             167.6
     Income taxes                                     57.3              57.0               57.3             57.5              54.5
                                                ----------        ----------         ----------       ----------        ----------
     Net income                                 $    121.6        $    119.9         $    118.1       $    115.9        $    113.1
                                                ==========        ==========         ==========       ==========        ==========
Per common share:
     Net income - basic                         $     0.73        $     0.71         $     0.70       $     0.69        $     0.67
     Net income- diluted                              0.72              0.71               0.70             0.69              0.67
     Cash dividends declared                          0.25              0.25               0.25             0.22              0.22
     Book value                                      18.96             18.22              17.69            17.44             17.20
     Market value-high                              32.130            30.375             37.063           41.813            38.938
     Market value-low                               22.625            22.500             20.875           32.750            32.750

Ending balances:
     Loans, net of unearned income              $ 32,067.0        $ 32,043.4         $ 31,824.6       $ 31,697.8        $ 30,614.0
     Total assets                                 44,326.3          44,344.5           43,866.3         43,262.5          42,474.2
     Deposits                                     29,793.7          28,627.6           28,550.5         27,739.3          27,497.2
     Federal Home Loan Bank advances               2,850.8           3,050.8            3,350.3          3,530.3           3,480.3
     Long-term debt                                1,125.4           1,125.3            1,125.5          1,125.5           1,125.5
     Stockholders' equity                          3,189.7           3,064.8            2,974.3          2,927.4           2,885.5
     Common shares (in thousands)                  168,245           168,234            168,096          167,905           167,803

Average balances:
     Loans, net of unearned income              $ 32,034.7        $ 31,993.9         $ 31,931.3       $ 31,071.6        $ 29,823.5
     Earning assets                               40,769.0          40,703.9           40,292.7         39,548.7          37,919.9
     Total assets                                 44,041.7          44,038.1           43,565.0         42,784.3          41,041.4
     Deposits                                     29,078.2          28,449.5           28,773.6         27,470.9          26,599.7
     Stockholders' equity                          3,117.9           2,989.5            2,946.0          2,901.4           2,801.0
     Common shares (in thousands)
          Basic                                    168,239           168,184            168,037          167,871           167,654
          Diluted                                  168,916           168,783            168,697          168,970           168,742

Selected ratios:
     Return on average total assets                   1.10%             1.09%              1.09%            1.07%             1.09%
     Return on average stockholders' equity          15.52             16.13              16.12            15.85             16.01
     Net interest margin (FTE)                        3.33              3.48               3.57             3.62              3.75
     Average equity to average assets                 7.08              6.79               6.76             6.78              6.82
     Non-interest expense as a percent
          of average total assets                     2.61              2.46               2.43             2.41              2.50
     Efficiency ratio                                57.63             56.68              55.91            54.98             54.75

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND                       TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID
(DOLLARS IN MILLIONS; YIELDS ON TAXABLE EQUIVALENT BASIS)

                                                                                      QUARTERS ENDED
                                                    -------------------------------------------------------------------------
                                                                SEPTEMBER 30, 2000                        JUNE 30, 2000
                                                    ---------------------------------------     -----------------------------
                                                                                      (1)                               (1)
                                                     AVERAGE                         YIELD/     AVERAGE                YIELD/
                                                     BALANCE          INTEREST        RATE      BALANCE     INTEREST    RATE
                                                    ----------       ----------      ------    ---------    --------   ------
ASSETS
Loans, net of unearned
   income (2)                                       $ 32,034.7       $    710.7       8.83%     $31,993.9     $690.4     8.68%
Available-for-sale securities:
   Taxable                                             4,967.6             88.1       6.83        4,938.3       87.5     6.80
   Non-taxable                                           332.7              6.5       7.56          344.1        6.8     7.62
Held-to-maturity securities:
   Taxable                                             2,897.5             49.7       6.82        2,911.1       49.9     6.89
   Non-taxable                                            76.7              1.8       9.49           77.8        1.9     9.71
Short-term investments                                   459.8              9.5       8.24          438.7        8.8     8.12
                                                    ----------       ----------       ----      ---------     ------     ----
     Total interest-earning assets                    40,769.0       $    866.3       8.42       40,703.9     $845.3     8.30
Allowance for loan losses                               (455.5)                                    (456.7)
Other assets                                           3,728.2                                    3,790.9
                                                    ----------       ----------      ------    ---------    --------   ------
     Total assets                                   $ 44,041.7                                 $ 44,038.1
                                                    ==========       ==========      ======    ==========   ========   ======

LIABILITIES
Interest-bearing deposits                           $ 25,493.7       $    337.2       5.26%     $24,832.5     $304.0     4.92%
Short-term borrowings                                  7,096.5            116.8       6.55        7,739.1      121.8     6.33
Federal Home Loan Bank advances                        3,039.4             49.0       6.42        3,151.7       46.4     5.92
Long-term debt                                         1,125.3             20.1       7.09        1,125.4       18.6     6.67
                                                    ----------       ----------       ----      ---------     ------     ----
     Total interest-bearing liabilities               36,754.9            523.1       5.66       36,848.7      490.8     5.36
Non-interest bearing deposits                          3,584.5                                    3,617.0
Other liabilities                                        584.4                                      582.9
Total liabilities                                     40,923.8                                   41,048.6
STOCKHOLDERS' EQUITY                                   3,117.9                                    2,989.5
                                                    ----------       ----------      ------    ----------   --------   ------
     Total liabilities and stockholders' equity     $ 44,041.7                                 $ 44,038.1
                                                    ==========       ==========      ======    ==========   ========   ======
Net interest income                                                  $    343.2                               $354.5
Net interest margin                                                  ==========       3.33%                   ======     3.48%
                                                                                      ====                               ====
Net interest spread                                                                   2.76%                              2.94%
                                                                                      ====                               ====

(1) Yields were calculated using the average amortized cost of the underlying assets. All yields and rates are presented on an annualized basis.
(2) Included in interest are net loan fees of $18.0 million, $17.5 million, $17.2 million, $16.8 million, and $17.6 million for the five quarters ended September 30, 2000, respectively. The averages include loans on which the accrual of interest has been discontinued. Income on certain non-accrual loans is recognized on a cash-basis.

                                                                         Table 2

                                              Quarters Ended
---------------------------------------------------------------------------------------------------------------
             March 31, 2000                          December 31, 1999                 September 30, 1999
---------------------------------------      -------------------------------     ------------------------------
                                  (1)                                  (1)                                (1)
  Average                        Yield/       Average                 Yield/      Average                Yield/
  Balance        Interest         Rate        Balance      Interest    Rate       Balance     Interest    Rate
----------       -------         ------      ---------     --------   ------     ---------    --------   ------
$ 31,931.3       $ 671.4          8.46%      $31,071.6     $ 646.7     8.26%     $29,823.5     $613.7     8.16%

   4,695.0          82.7          6.81         4,775.0        81.9     6.64        4,352.1       73.5     6.55
     322.9           6.5          7.62           325.2         6.4     7.51          322.9        6.3     7.51

   2,907.3          49.8          6.89         2,901.5        49.7     6.80        2,913.3       49.6     6.76
      81.9           2.1         10.13            86.4         2.2     9.80           95.5        2.4     9.88
     354.3           6.6          7.53           389.0         7.1     7.25          412.6        8.3     8.01
----------       -------         ------      ---------     --------   ------     ---------    -------    ------
  40,292.7       $ 819.1          8.14        39,548.7     $ 794.0     7.94       37,919.9     $753.8     7.87
    (448.7)                                     (437.1)                             (415.2)
   3,721.0                                     3,672.7                             3,536.7
----------       -------         ------      ---------     --------   ------     ---------    --------   ------
$ 43,565.0                                   $42,784.3                           $41,041.4
==========       =======         ======      =========     ========   ======     =========    ========   ======


$ 25,262.9       $ 295.7          4.71%      $23,960.8     $ 268.0     4.44%     $23,178.9     $248.2     4.25%
   7,134.4         104.4          5.88         7,331.7       101.9     5.52        6,941.5       90.9     5.19
   3,026.0          41.4          5.50         3,432.8        45.4     5.25        3,120.8       40.2     5.11
   1,125.5          17.9          6.38         1,125.5        17.1     6.02        1,084.2       15.1     5.51
----------       -------         -----       ---------     -------     ----      ---------     ------     ----
  36,548.8         459.4          5.05        35,850.8       432.4     4.79       34,325.4      394.4     4.56
   3,510.7                                     3,510.1                             3,420.8
     559.5                                       522.0                               494.2
  40,619.0                                    39,882.9                            38,240.4
   2,946.0                                     2,901.4                             2,801.0
----------       -------         ------      ---------     --------   ------     ---------    -------    ------
$ 43,565.0                                   $42,784.3                           $41,041.4
==========       =======         ======      =========     ========   ======     =========    ========   ======
                 $ 359.7                                   $ 361.6                             $359.4
                 =======                                   =======                             ======
                                  3.57%                                3.62%                              3.75%
                                  ====                                 ====                               ====
                                  3.09%                                3.15%                              3.31%
                                  ====                                 ====                               ====

NET INTEREST INCOME / MARGIN.

         The Company's net interest margin decreased 42 basis points from the third quarter of 1999 to 3.33% for the 2000 third quarter period. Also, the net interest margin is down 15 basis points from the second quarter of 2000. The net interest spread between interest-earning assets and interest-bearing liabilities decreased 55 basis points from the third quarter of 1999 to 2.76%. Net interest spread is down 18 basis points from the second quarter of 2000. The net interest margin and net interest spread are affected by the composition of interest-earning assets and interest-bearing liabilities, competitive pressures, and Federal Reserve Bank (the "Fed") monetary policies.

         In response to outstanding growth in the economy, the Fed has raised short-term interest rates on six separate occasions since mid-1999. In an attempt to control inflationary pressures, rates on the first five occasions were increased 25 basis points. The sixth rate increase, which occurred in the second quarter of 2000, was 50 basis points. Although further increases in interest rates from the Fed could be possible in the future, Management believes that this cycle of interest rate increases is near an end.

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


PROVISION FOR LOAN LOSSES.

         During the third quarter of 2000, the Company recorded an $18.5 million provision for loan losses. This compares to a provision of $42.8 million for the quarter ended September 30, 1999. On a year-to-date basis, the provision for loan losses was $73.3 million in 2000 compared to $104.9 million in 1999. Loan growth slowed significantly during the first nine months of 2000 when compared to the same period in 1999, and the provision for loan losses has declined accordingly. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by Management based on the factors as described in "Allowance for Loan Losses" later in Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME.

         Total non-interest income for the quarter ended September 30, 2000 was $147.0 million, an increase of $33.6 million or 29.6% over the same period in 1999. For the nine month period ended September 30, 2000, non-interest income was up $48.0 million, or 14.5% from the comparable period in 1999. Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the third quarter and first nine months of 2000 by 15.2% and 15.6%, respectively from the comparable year-ago periods. This increase is attributable to increases in certain service charge rates and improved collections on insufficient funds fees. Mortgage banking operations income increased 12.4% compared to the 1999 third quarter. On a year-to-date basis, mortgage banking operations income decreased $7.4 million or 20.7%. Mortgage interest rates increased significantly during the first half of 2000, then decreased during the third quarter of 2000; loan production and related income reacted accordingly. Debit card fees increased 56.3% in the third quarter of 2000 compared to the same period in 1999. For the nine months ended September 30, 2000, the increase was 57.4% over the comparable 1999 period. This increase was driven by an increase in the percentage of customer accounts with debit cards as well as increased usage of debit cards. Fee income related to Bank Card and Trust operations has also increased, 9.2% and 6.9%, respectively, over the year ago quarter. For the comparable nine month periods, the increases were 8.7% and 5.2%. Both were related to higher volume and various rate increases. Investment fee income increased $1.1 million or 11.9% compared to the quarter ended September 30, 1999. On a year-to-date basis, the increase was $2.2 million or 8.4%. Investment fees include trading account profits and commissions, which fluctuate based on market conditions. Income from bank owned life insurance for the third quarter and first nine months of 2000 increased 8.4% and 23.1%, respectively over the comparable year ago periods, due in part to an additional investment in the first quarter of 2000.

         Sales of loans during the third quarter and nine month period ended September 30, 2000 resulted in gains of approximately $3.0 and $4.8 million, respectively. Securities losses were $11.6 million in the third quarter of 2000, resulting primarily from a restructuring of the Company's securities portfolio. On a year-to-date basis, securities losses totaled $11.1 million. Funds received from sales of securities in the restructuring have been reinvested at higher rates and will have a positive impact on the net interest margin.

         During the third quarter, the Company completed the sale of approximately half of its $10 billion mortgage servicing portfolio, resulting in a pre-tax gain of $32.3 million. This sale included substantially all of the servicing portfolio of loans serviced for third party investors. The timing of this sale resulted in favorable pricing for servicing assets, while at the same time reducing the Company's exposure to impairment of servicing assets which was experienced by many in the mortgage banking industry during the last period of historically low interest rates.

         There were no other significant non-recurring non-interest income items recorded in 2000 or 1999.

NON-INTEREST INCOME                                                     TABLE 3
(In millions)

                                                                           Quarters Ended
                                          -----------------------------------------------------------------------------
                                                            2000                                           1999
                                          -------------------------------------------           -----------------------
                                          Sept 30           Jun 30             Mar 31           Dec 31          Sept 30
                                          -------           ------             ------           ------          -------
Service charges on deposit accounts       $  55.4           $  53.0            $  48.8          $  50.3         $  48.1
Mortgage banking operations                  10.3               9.7                8.4              8.3             9.2
Bank card fees                                8.8               8.3                7.9              8.3             8.0
Debit card fees                               6.6               6.4                5.8              5.7             4.2
Trust fees                                    7.9               7.8                7.9              7.8             7.4
Investment fees                               9.9               9.2                9.9              8.9             8.9
Bank owned life insurance                    13.4              14.8               10.3             10.1            12.4
Gains on loans held-for-sale, net             2.9               0.5                1.5              2.7             4.5
Securities gains (losses)                   (11.6)             (0.1)               0.6             (0.8)            0.2
Other                                        43.4               9.5               12.4             10.8            10.5
                                          -------           -------             ------          -------         -------
     Total                                $ 147.0           $ 119.1            $ 113.5          $ 112.1         $ 113.4
                                          =======           =======            =======          =======         =======


NON-INTEREST EXPENSE.

         Total non-interest expense increased 11.7% to $289.2 million in the third quarter of 2000 as compared to the same period in 1999. On a year-to-date basis, the increase was 9.9% as compared to the same period in 1999. Salaries and employee benefits expense is the largest component of non-interest expense, accounting for $145.1 million or 50.2% of all non-interest expense for the quarter ended September 30, 2000 and $430.5 million or 52.4% for the first nine months of 2000. The September 30, 2000 quarter over September 30, 1999 quarter increase in salary and employee benefits expense was $8.6 million or 6.3%, related mainly to annual merit increases. Occupancy and equipment expenses were also up in the third quarter and first nine months of 2000. These increases are attributable to a higher number of banking offices, including branches and other offices, as of September 30, 2000 compared to September 30, 1999. The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 57.63% and 56.74% for the three and nine month periods ended September 30, 2000, respectively. The efficiency ratio for the three and nine month periods ended September 30, 1999 was 54.76% and 55.52%, respectively.

         During the third quarter of 2000, the Company incurred some one-time charges. Specifically, the Company wrote down core deposit intangible assets by $10 million. These intangible assets were associated with specific deposit acquisitions that experienced greater than originally projected run-off due to higher than projected retention costs that the Company was unwilling to incur. The Company also wrote off $12 million of software and hardware that has become impaired due to changing technology.

         There were no other significant non-recurring non-interest expense items recorded in 2000 or 1999.

NON-INTEREST EXPENSE                                                   TABLE 4
(In millions)

                                                                             Quarters Ended
                                             -------------------------------------------------------------------------------
                                                                2000                                          1999
                                             ------------------------------------------          ---------------------------
                                             Sept 30           Jun 30           Mar 31            Dec 31             Sept 30
                                             -------           -------          -------          -------             -------
Salaries and employee benefits               $ 145.1           $ 141.9          $ 143.4          $ 136.0             $ 136.5
Net occupancy                                   23.8              23.3             22.6             21.6                20.9
Equipment                                       22.5              18.2             17.4             17.9                17.8
Professional services                           22.0              17.7             15.2             17.6                17.0
Communications                                  12.6              13.1             13.2             13.5                12.7
Goodwill and core deposit amortization          20.2              11.0             10.8             10.6                 8.0
Business development                             7.5               7.8              7.4              8.4                 7.4
Supplies                                         5.7               6.6              6.3              6.9                 6.2
Other                                           29.8              29.2             27.3             27.7                32.3
                                             -------           -------          -------          -------             -------
     Total                                   $ 289.2           $ 268.8          $ 263.6          $ 260.2             $ 258.8
                                             =======           =======          =======          =======             =======

INCOME TAX EXPENSE.

         Income tax expense for the third quarter of 2000 was $57.2 million for an effective tax rate of 32.0% compared to $54.6 million or an effective rate of 32.6% in the third quarter of 1999. For the nine months ended September 30, 2000, income tax expense was $171.5 million for an effective tax rate of 32.3% compared to tax expense of $158.0 million and an effective tax rate of 32.6% during the first nine months of 1999. The statutory federal income tax rate was 35% in 2000 and 1999.

LOANS.

         Loans, net of unearned income at September 30, 2000 were $32,067.0 million, an increase of $369.2 million over the December 31, 1999 level. Of the total loan increase, $222.1 million was obtained in acquisitions. Internal growth accounted for the remaining $147.1 million of the increase. Loan growth has slowed down in the first nine months of 2000 when compared to previous periods, partially as a result of the increasing interest rate environment. Also contributing to slower loan growth, the Company is emphasizing diversification of its loan portfolio mix, which includes a greater emphasis on variable rate loans. In addition, the Company securitized approximately $656.8 million of 1-4 family mortgages into mortgage-backed securities during the nine month period ended September 30, 2000. The Company retained these securities, classifying them as available-for-sale. The primary purpose of the securitization was to enable greater liquidity for these assets.

         The Company regularly participates in loan sales in the secondary market, which facilitates the management of its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $665.5 million during the nine month period ended September 30, 2000.

LOAN PORTFOLIO                                                         TABLE 5
(In millions)

                                                                             Quarters Ended
                                            -------------------------------------------------------------------------------
                                                                   2000                                      1999
                                            ---------------------------------------------         -------------------------
                                              Sept 30           Jun 30           Mar 31             Dec 31        Sept 30
                                            ----------        ----------       ----------         ----------     ----------
Commercial, financial and agricultural      $ 11,899.7        $ 11,658.2       $ 11,357.2         $ 11,265.2     $ 10,734.5
Real estate construction                       3,929.7           4,035.6          4,369.9            4,342.9        4,270.5
Commercial real estate mortgage                6,664.1           6,521.4          6,266.1            6,029.2        5,560.8
Residential real estate mortgage               6,559.3           6,752.4          6,616.2            6,773.4        6,716.7
Loans to individuals                           3,299.9           3,349.7          3,482.1            3,562.0        3,591.8
                                            ----------        ----------       ----------         ----------     ----------
                                              32,352.7          32,317.3         32,091.5           31,972.7       30,874.3

Unearned income                                 (285.7)           (273.9)          (266.9)            (274.9)        (260.3)
                                            ----------        ----------       ----------         ----------     ----------
Loans, net of unearned income                 32,067.0          32,043.4         31,824.6           31,697.8       30,614.0
Allowance for loan losses                       (451.7)           (456.1)          (453.3)            (442.3)        (434.8)
                                            ----------        ----------       ----------         ----------     ----------
Net loans                                   $ 31,615.3        $ 31,587.3       $ 31,371.3         $ 31,255.5     $ 30,179.2
                                            ==========        ==========       ==========         ==========     ==========


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

         Based on the methodology outlined above, the allowance for loan losses allocated to Non-problem and Watch-list loans was $342.6 million and $109.1 million, respectively, at September 30, 2000 and $285.5 million and $156.8 million, respectively, at December 31, 1999. As a percentage of outstanding loans, the total allowance for loan losses was 1.41%, compared to the December 31, 1999 level of 1.40%. Net charge-offs during the three months ended September 30, 2000 totaled $22.8 million or .28% of average net loans on an annualized basis, an increase of $1.1 million from the 1999 third quarter. For the nine months ended September 30, 2000, net charge-offs totaled $69.4 million or .29% of average net loans on an annualized basis.

ALLOWANCE FOR LOAN LOSSES                                               TABLE 6
(In thousands)

                                                                                         Quarters Ended
                                                       --------------------------------------------------------------------------
                                                                           2000                                   1999
                                                       ------------------------------------------      --------------------------
                                                         Sept 30         Jun 30          Mar 31          Dec 31         Sept 30
                                                       ----------      ----------      ----------      ----------      ----------
Balance beginning of quarter                           $  456,089      $  453,280      $  442,343      $  434,771      $  405,513
Loans charged-off:
    Commercial, financial and agricultural                 14,949          13,883           9,912          20,961          13,605
    Real estate construction                                    0               0               0               1              59
    Commercial real estate mortgage                            48               0               0               2              78
    Residential real estate mortgage                        1,663           1,821           1,215             991             804
    Loans to individuals                                    9,503          11,382          14,519          10,795          10,591
                                                       ----------      ----------      ----------      ----------      ----------
         Total charge-offs                                 26,163          27,086          25,646          32,750          25,137
                                                       ==========      ==========      ==========      ==========      ==========

Recoveries of loans previously charged-off:
    Commercial, financial and agricultural                  1,010             450           1,371           1,553             999
    Real estate construction                                    0               0               0               0               0
    Commercial real estate mortgage                            21               0               0               0               3
    Residential real estate mortgage                          489             179             112              21              70
    Loans to individuals                                    1,843           2,465           1,544           2,311           2,414
                                                       ----------      ----------      ----------      ----------      ----------
         Total recoveries                                   3,363           3,094           3,027           3,885           3,486
                                                       ----------      ----------      ----------      ----------      ----------
Net loans charged-off                                      22,800          23,992          22,619          28,865          21,651
Additions to allowance charged to expense                  18,453          24,182          30,662          36,354          42,757
Subsidiaries' allowance at date of purchase                     0           2,619           2,894              83           8,152
                                                       ----------      ----------      ----------      ----------      ----------
Balance at end of quarter                              $  451,742      $  456,089      $  453,280      $  442,343      $  434,771
                                                       ==========      ==========      ==========      ==========      ==========

(In  millions)
Loans outstanding at quarter end,
         net of unearned income                        $ 32,067.0      $ 32,043.4      $ 31,824.6      $ 31,697.8      $ 30,614.0
Average loans outstanding,
         net of unearned income                        $ 32,034.7      $ 31,993.9      $ 31,931.3      $ 31,071.6      $ 29,823.5
Ratios:
    Allowance to net loans outstanding                       1.41%           1.42%           1.42%           1.40%           1.42%
    Net loans charged-off to average net loans               0.28            0.30            0.28            0.37            0.29
    Provision for loan losses to net charge-offs            80.93          100.79          135.56          125.94          197.48
    Provision for loan losses to average net loans           0.23            0.30            0.39            0.46            0.57


NON-PERFORMING ASSETS.

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $198.8 million at September 30, 2000, an increase of $36.1 million from December 31, 1999. The ratio of non-performing assets to total loans plus other non-performing assets was .62% at September 30, 2000, while the allowance to non-performing loans ratio was 283.09% for the same period.

         In addition to loans on non-performing status at September 30, 2000, the Company had loans of approximately $56.4 million for which Management had serious doubts as to the ability of the borrowers to comply with the present repayment terms, which may result in the loans' repayment terms being restructured and/or the loans being placed on non-performing status. These potential problem loans are not presently on non-accrual status; however, they are continuously reviewed by Management and their classification may be changed if conditions warrant. At December 31, 1999, potential problem loans totaled $67.6 million.

NON-PERFORMING ASSETS                                                   TABLE 7
(Dollars in millions)

                                                                                         Quarters Ended
                                                       --------------------------------------------------------------------------
                                                                           2000                                   1999
                                                       ------------------------------------------      --------------------------
                                                         Sept 30         Jun 30          Mar 31          Dec 31         Sept 30
                                                       ----------      ----------      ----------      ----------      ----------
Non-performing loans
    Commercial, financial, and agricultural            $    120.9      $    102.9      $     92.5      $     78.7      $     69.7
    Real estate construction                                  4.3             4.6             4.2             3.8             4.2
    Commercial  real estate mortgage                          2.9             4.6             5.5            12.2            10.1
    Residential real estate mortgage                         20.4            15.0            15.7            14.7            21.5
    Loans to individuals                                     11.1            10.0            15.5             2.6             3.1
                                                       ----------      ----------      ----------      ----------      ----------
         Total non-performing loans                         159.6           137.1           133.4           112.0           108.6
                                                       ==========      ==========      ==========      ==========      ==========
Other real estate owned                                      30.7            39.0            37.1            38.3            39.6
Other repossessed assets                                      8.5            11.8            13.3            12.4            11.1
                                                       ----------      ----------      ----------      ----------      ----------
         Total non-performing assets                   $    198.8      $    187.9      $    183.8      $    162.7      $    159.3
                                                       ==========      ==========      ==========      ==========      ==========
Accruing loans past due 90 days or more                $     53.2      $     55.8      $     60.6      $     71.5      $     72.5

Ratios:
    Non-performing loans to total loans                      0.50%           0.43%           0.42%           0.35%           0.35%
    Non-performing assets to total loans
         plus other non-performing assets                    0.62            0.59            0.58            0.51            0.52
    Non-performing assets and accruing loans
         90 days or more past due to total loans
         plus other non-performing assets                    0.79            0.76            0.77            0.74            0.76
    Allowance to non-performing loans                      283.09          332.73          339.80          394.83          400.20



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

         Total securities, including those designated as available-for-sale and held-to-maturity, have increased $507.1 million since December 31, 1999. Securities obtained through the acquisition of other financial institutions were $63.4 million during the first nine months of 2000.

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

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES                      TABLE 8

                                                         Available-for-Sale Securities
                                           ----------------------------------------------------------
                                               September 30, 2000              December 31, 1999
                                           --------------------------      --------------------------
                                            Amortized          Fair        Amortized           Fair
(Dollars in millions)                         Cost            Value           Cost            Value
                                           ----------      ----------      ----------      ----------
U.S. Treasury securities                   $     69.7      $     69.9      $     39.1      $     38.9
U.S. Government agency securities             2,240.0         2,150.0         2,354.5         2,234.6
Collateralized mortgage obligations
   and mortgage backed securities             2,792.5         2,754.8         2,070.3         2,037.6
Obligations of states and political
   subdivisions                                 277.6           270.0           288.4           271.9
Other debt securities                            69.2            66.2            71.3            67.2
Equity securities                               258.0           257.9           410.8           410.8
                                           ----------      ----------      ----------      ----------
     Total                                 $  5,707.0      $  5,568.8      $  5,234.4      $  5,061.0
                                           ==========      ==========      ==========      ==========

                                                             Held-to-Maturity Securities
                                           ----------------------------------------------------------
                                               September 30, 2000              December 31, 1999
                                           --------------------------      --------------------------
                                            Amortized          Fair        Amortized           Fair
                                              Cost            Value           Cost            Value
                                           ----------      ----------      ----------      ----------
U.S. Treasury securities                   $      3.3      $      3.3      $      6.9      $      6.8
U.S. Government agency securities             2,516.7         2,429.9         2,489.3         2,372.9
Collateralized mortgage obligations
   and mortgage backed securities               242.9           241.8           277.9           275.5
Obligations of states and political
   subdivisions                                  76.6            78.9            85.0            87.4
Other debt securities                           146.8           139.4           127.9           121.1
                                           ----------      ----------      ----------      ----------
     Total                                 $  2,986.3      $  2,893.3      $  2,987.0      $  2,863.7
                                           ==========      ==========      ==========      ==========


SHORT-TERM INVESTMENTS.

         Short-term investments at September 30, 2000 totaled $420.2 million, reflecting an increase of $52.1 million from the December 31, 1999 level of $368.1 million. At September 30, 2000, short-term investments consisted of $19.1 million in federal funds sold and securities purchased under resale agreements, $0.9 million in time deposits with other banks, $92.3 million in trading securities and $307.9 million in loans held for sale. Securities held for trading purposes are primarily inventory at the Company's brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value.

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

         Deposits are the Company's primary source of funding. Total deposits at September 30, 2000 were $29,793.7 million, up $2,054.4 million or 7.4% from the December 31, 1999 level of $27,739.3 million. Of the total increase in deposits, $330.0 million were obtained in acquisitions. At September 30, 2000, total deposits included interest-bearing deposits of $26,188.2 million and other deposits of $3,605.5 million.

         Short-term borrowings at September 30, 2000 were $6,751.2 million and included federal funds purchased of $2,588.3 million, securities sold under agreements to repurchase of $2,163.0 million and other borrowed funds of $1,999.9 million. At September 30, 2000, total short-term borrowings were 15.2% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $7,397.0 million or 17.1% of total liabilities and stockholders' equity at December 31, 1999.

         FHLB advances totaled $2,850.8 million at September 30, 2000. The current quarter end balance is down $679.5 million from the level outstanding at December 31, 1999. The Company uses FHLB advances as an alternative to other funding sources with similar maturities. These advances generally offer more attractive rates when compared to other mid-term financing options. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset / liability management strategy.

         At September 30, 2000 and December 31, 1999, total long-term debt was $1,125.4 million and $1,125.5 million, respectively. There are no scheduled maturities of long-term debt through 2002.

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

         The September 30, 2000 Tier 1 and Total capital to risk weighted assets were 7.22% and 10.82%, respectively, compared to the December 31, 1999 ratios of 6.65% and 10.41%.




CAPITAL RATIOS                                                          TABLE 9
(Dollars in millions)

                                                           2000                                        1999
                                                ---------------------------       --------------------------------------------
                                                  Sept 30          Jun 30           Mar 31           Dec 31           Sept 30
                                                ----------       ----------       ----------       ----------       ----------
Tier 1 capital:
   Stockholders' equity                         $  3,189.7       $  3,064.8       $  2,974.3       $  2,927.4       $  2,885.5
   Intangible assets other than
        servicing rights                            (589.7)          (611.8)          (590.8)          (583.3)          (593.9)
   Unrealized (gain)/loss on
        available-for-sale securities                 86.8            131.9            141.9            108.9             69.3
                                                ----------       ----------       ----------       ----------       ----------
        Total Tier 1 capital                       2,686.8          2,584.9          2,525.4          2,453.0          2,360.9
                                                ==========       ==========       ==========       ==========       ==========
Tier 2 capital:
   Allowable reserve for loan losses                 451.7            456.1            453.3            442.3            434.8
   Allowable long-term debt                          885.0            885.0            945.0            945.0            945.0
                                                ----------       ----------       ----------       ----------       ----------
        Total Tier 2 capital                       1,336.7          1,341.1          1,398.3          1,387.3          1,379.8
                                                ==========       ==========       ==========       ==========       ==========
        Total  risk-based capital               $  4,023.5       $  3,926.0       $  3,923.7       $  3,840.3       $  3,740.7
                                                ==========       ==========       ==========       ==========       ==========
Risk-weighted assets                            $ 37,175.9       $ 37,015.4       $ 37,035.7       $ 36,888.4       $ 36,382.4

Risk-based ratios:
   Tier 1 capital                                     7.22%            6.99%            6.82%            6.65%            6.49
   Total capital                                     10.82            10.61            10.60            10.41            10.28
Leverage ratio                                        6.18             5.95             5.88             5.81             5.84

COMMITMENTS.

         The Company's subsidiary bank had standby letters of credit outstanding of approximately $923.9 million at September 30, 2000 and $876.6 million at December 31, 1999.

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $9,757.1 million at September 30, 2000 and $10,818.6 million at December 31, 1999. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's mortgage banking subsidiary had outstanding commitments to sell mortgage loans and mortgage-backed securities of approximately $189.0 million at September 30, 2000 and $180.1 million at December 31, 1999.

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

INTEREST RATE SWAPS                                                    TABLE 10
September 30, 2000
(Dollars in millions)

                                                             Average
                                                           Maturity In     Average Rate     Average Rate
                       Notional Value      Fair Value         Months           Paid           Received
                       --------------      ----------      -----------     -------------    -------------
Gain position             $1,509.5           $ 22.7            41.9            6.46%            7.22%
Loss position              1,125.0            (15.6)           65.2            6.42             6.66

   Total                  $2,634.5           $  7.1            55.1            6.44%            6.90%


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

         *        3(ii)-         Composite Restated Bylaws of SouthTrust Corporation which was filed as Exhibit 3(a) to the Registration Statement on Form S-4 of
                                 SouthTrust Corporation (Registration No. 333-49174).

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

         *        4(c)-          Amended and Restated Rights Agreement, dated as of August 1, 2000, between SouthTrust Corporation and American Stock Transfer & Trust
                                 Company, Rights Agent, which was filed as Exhibit 1 to SouthTrust
                                 Corporation's Registration Statement on Form 8-A (File No.
                                 001-14781).

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

                  27-            Financial Data Schedule (for SEC use only)

                  * Incorporated herein by reference

         (b)      Reports on Form 8-K filed in the third quarter of 2000: none.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SOUTHTRUST CORPORATION


Date: November 14 , 2000                            /s/Wallace D. Malone, Jr
      -----------------------                  ---------------------------------
                                                     Wallace D. Malone, Jr.
                                                     Chairman and Chief
                                                     Executive Officer


Date: November 14, 2000                             /s/Alton E. Yother
      -----------------------                  ---------------------------------
                                                     Alton E. Yother
                                                     Secretary, Treasurer and
                                                     Controller