Form 10-K405
period 2000-12-31
SOUTHTRUST CORP
filed 2001-03-01
CIK 92081

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

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-3613

                             SOUTHTRUST CORPORATION
              (Exact name of registrant specified in its charter)

                     DELAWARE                                           63-0574085
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                           Identification No.)

              420 NORTH 20TH STREET,                                      35203
               BIRMINGHAM, ALABAMA                                      (Zip Code)
     (Address of principal executive offices)

       Registrants telephone number, including area code: (205) 254-5530
        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK -- PAR VALUE $2.50 PER SHARE
                                (Title of Class)

     Indicate by a check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 23, 2001.

        Common Stock, par value $2.50 per share-- $7,204,374,634 shares

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 23, 2001.

         Common Stock, par value $2.50 per share -- 169,265,777 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement for the annual meeting of stockholders on April 18, 2001 incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                         PAGE
                                                                         ----

PART I

Item 1.    Business....................................................    1

Item 2.    Properties..................................................    6

Item 3.    Legal Proceedings...........................................    7

Item 4.    Submission of Matters to a Vote of Security Holders.........    7

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters.........................................    8

Item 6.    Selected Financial Data.....................................    9

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations Earnings Summary..................   10

Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   10

Item 8.    Financial Statements and Supplementary Data.................   33

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   68

PART III

Item 10.   Directors and Executive Officers of the Registrant..........   68

Item 11.   Executive Compensation......................................   68

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   68

Item 13.   Certain Relationships and Related Transactions..............   68

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   69

                                     PART I

ITEM 1  BUSINESS

     SouthTrust Corporation ("SouthTrust" or the "Company"), is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama and engages, through its subsidiary bank, SouthTrust Bank, and its non-banking subsidiaries, in a full range of banking services from 641 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of December 31, 2000, the Company had consolidated total assets of $45.1 billion, which ranked it among the top twenty bank holding companies in the United States.

     SouthTrust employs approximately 12,200 persons and considers that its relations with these employees are good.

BUSINESS SEGMENTS

     The Company has four reportable business segments: Commercial Banking, Regional Banking, Funds Management, and Other.

     The Commercial Banking segment provides services for large corporate and middle market customers throughout all geographic areas covered by SouthTrust. These services include credit, cash management, international and commercial leasing services. Also included in Commercial Banking is revenue from certain retail lending, depository services, and regional commercial lending activities in areas the Company has designated as Enterprise markets.

     The Regional Banking segment generates revenues from retail lending, depository services, and regional commercial lending not included in the Commercial Banking division. Branch administration costs are also included in Regional Banking. Services include checking accounts, money market investment and money market checking accounts, personal money management accounts, passbook savings accounts and various other time deposit savings programs, and loans (including business, personal, automobile, mortgage, home improvement and educational loans). SouthTrust Bank also offers Visa and/or MasterCard multi-purpose nationally recognized credit card services. This segment also includes revenues from SouthTrust Mortgage Corporation, a mortgage banking company.

     The Funds Management segment is responsible for asset and liability management, which includes management of interest rate and liquidity risk. Activities include management of the securities portfolio, wholesale and long-term funding sources, and the use of off-balance sheet activities, including interest rate swap agreements.

     The category named Other encompasses business segments such as non-bank subsidiaries and the Company's trust asset management division. These areas provide services such as insurance, brokerage services, investment services and a variety of trust services. Included in this segment is revenue from SouthTrust Securities, Inc., an investment services company.

     Additional information relating to business segments can be found in Note P to the Consolidated Financial Statements.

BUSINESS COMBINATIONS

     The Company has pursued a strategy of acquiring banks and financial institutions throughout the major growth areas of the southeast and Texas. The purpose of this expansion is to give the Company business development opportunities in metropolitan markets with favorable prospects for population and per capita income growth. As a routine part of its business, the Company evaluates opportunities to acquire bank holding companies, banks and other financial institutions. In addition, in the normal course of its business, the Company seeks out and receives inquiries from financial institutions regarding the possible acquisition of such institutions. The Company routinely evaluates these opportunities. Thus, at any point in time, the number of acquisition opportunities that may be available to the Company, as well as the stage of development of such activity, is subject to change. These acquisitions are used to augment the Company's internal growth. All potential acquisitions must meet specific internal criteria designed to protect and enhance shareholder value. During 2000, the Company completed three acquisitions, adding approximately $453.1 million in total assets, $299.2 million in loans, and $416.8 million in deposits.

     Additional information relating to business combinations can be found in Note B to the Consolidated Financial Statements.

SUPERVISION AND REGULATION

  General

     SouthTrust is a bank holding company that is qualified as a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered with the Board of Governors of the Federal Reserve System. The BHC Act permits a financial holding company to engage in a variety of financial activities, some of which are not permitted for other bank holding companies that are not financial holding companies. As a financial holding company, SouthTrust is required to file with the Federal Reserve Board ("FRB") various reports and such additional information as the FRB may require. The FRB may also make examinations of SouthTrust and each of its subsidiaries.

     As with other financial institutions, SouthTrust's earnings are directly affected by the monetary policies of the FRB and general economic conditions. FRB policies have substantial influence on interest rates and credit conditions which in turn influence the origination of loans, the purchase of investments, the generation of deposits and the rates received and paid on interest-earning assets and interest-bearing liabilities. Fluctuations in the FRB monetary policies have had a significant impact on the operating results of SouthTrust and all financial institutions in the past and are expected to continue to do so in the future.

     SouthTrust Bank, the Company's bank subsidiary, is a state bank chartered under the laws of Alabama, and is a member of the Federal Reserve System. SouthTrust Bank is subject to primary federal regulation by the Federal Reserve Board and is also subject to the regulation of the Federal Deposit Insurance Corporation ("FDIC") and the Alabama State Banking Department.

     SouthTrust Bank is subject to restrictions under federal law which limit the transfer of funds by a subsidiary bank to its holding company and non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by the subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank's capital and surplus and, with respect to SouthTrust and all such non-banking subsidiaries, to an aggregate of 20% of such bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. The BHC Act also prohibits, subject to certain exceptions, a financial holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The activities permissible for bank holding companies were significantly expanded by the Gramm-Leach-Bliley Act, as discussed further below.

  Gramm-Leach-Bliley Act

     On November 12, 1999, legislation was passed that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This legislation makes significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The new law specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under Section 4(c)(8) of the BHC Act. The legislation does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. Effective March 12, 2000, SouthTrust elected financial holding company status.

     The legislation also contains a number of other provisions that will affect the Company's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations will likely require more disclosure to SouthTrust's customers, and in some circumstances, will require consent by the customer before information is allowed to be provided to a third party.

     At this time, SouthTrust is unable to predict the impact this legislation may have upon it or SouthTrust Bank, including its impact on its financial condition or results of operations.

  Dividend Restrictions

     Various federal and state statutory provisions limit the amount of dividends SouthTrust Bank can pay to SouthTrust without regulatory approval. Approval of the Federal Reserve Board is required for payment of any dividend by a state chartered bank like SouthTrust Bank that is a member of the Federal Reserve System, sometimes referred to as a state member bank, if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits (as defined by regulatory agencies) for that year combined with its retained net profits for the proceeding two years. In addition, a state member bank may not pay a dividend in an amount greater than its net profits then on hand. State member banks may also be subject to similar restrictions imposed by the laws of the states in which they are chartered.

     Under Alabama law, a bank may not pay a dividend in excess of 90% of its net earnings until the bank's surplus is equal to at least 20% of its capital. SouthTrust Bank is also required by Alabama law to obtain the prior approval of the Superintendent of the State Banking Department of Alabama for its payment of dividends if the total of all dividends declared by SouthTrust Bank in any calendar year will exceed the total of (1) SouthTrust Bank's net earnings (as defined by statute) for that year, plus (2) its retained net earnings for the preceding two years, less any required transfers to surplus. In addition, no dividends may be paid from SouthTrust Bank's surplus without the prior written approval of the Superintendent.

     In addition, federal bank regulatory authorities have authority to prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company experiencing earnings weaknesses should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The ability of SouthTrust Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

  Capital Requirements

     SouthTrust and SouthTrust Bank are subject to the risk-based capital requirements and guidelines imposed by the Federal Reserve Board. For purposes of the Federal Reserve Board's risk-based capital requirements, SouthTrust's and SouthTrust Bank's assets and certain specified off-balance sheet commitments and obligations are assigned to various risk categories. The capital of SouthTrust and SouthTrust Bank, in turn, is classified in one of three tiers: core ("Tier 1") capital, which includes common and qualifying preferred stockholders' equity, less certain intangibles and other adjustments; supplementary ("Tier 2") capital, which includes, among other items, preferred stockholders' equity not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations; and market risk ("Tier 3") capital, which includes qualifying unsecured subordinated debt. The Tier 3 capital guidelines are only applicable to institutions that exceed certain prescribed trading activity thresholds. Currently, the Company is not subject to the Tier 3 capital requirements.

     SouthTrust, like other bank holding companies, is required to maintain Tier 1 capital and "total capital" (the sum of Tier 1, Tier 2 and Tier 3 capital) equal, respectively, to at least 4% and 8%, of its total risk-weighted assets (including certain off-balance sheet items, such as unfunded commitments to extend credit). In addition, in order for a holding company or bank to be considered "well capitalized" for regulatory purposes, its Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. As of December 31, 2000, SouthTrust's Tier 1 and total capital ratios were 7.42% and 10.98%, respectively.

     The Federal Reserve Board and the FDIC require bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital divided by adjusted quarter average assets) of 3%. Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3% plus an additional cushion of at least 1% to 2%. The guidelines also provide that banking organizations experiencing internal growth or completing acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC, issuance of a capital directive, a prohibition on the taking of brokered deposits and certain other restrictions.

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

     On December 31, 2000, SouthTrust Bank exceeded the "well capitalized" threshold per the guidelines, with a Tier 1 capital ratio of 8.04%, a total risk-based capital ratio of 11.04% and a leverage ratio of 6.87%. Additional information relating to capital adequacy can be found in Note C to the Consolidated Financial Statements.

  Source of Strength

     According to Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, the cross-guaranty provisions of the Federal Deposit Insurance Act provide that if the FDIC suffers or anticipates a loss as a result of a default by a bank subsidiary or by providing assistance to a subsidiary in danger of default, then any other bank subsidiaries may be assessed for the FDIC's loss.

  Changes in Regulations

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and to various bank regulatory agencies. SouthTrust cannot determine the likelihood and timing of any such proposals or legislation and the impact they might have on it and its subsidiaries.

COMPETITION

     The commercial banking business is highly competitive and SouthTrust Bank competes actively with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, SouthTrust Bank competes with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services. These competitors have been successful in developing products which are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. This trend is likely to continue. The Company's ability to maintain its history of strong financial performance will depend in part on its ability to expand the scope of products and services, allowing it to meet the changing needs of its customers.

                       EXECUTIVE OFFICERS OF THE COMPANY

                                                                                            EXECUTIVE
                                                                                          OFFICER OF THE
                                                                                             COMPANY
NAME AND AGE                                         POSITIONS HELD WITH THE COMPANY          SINCE
------------                                         -------------------------------      --------------
Wallace D. Malone, Jr. (64).....................  Chairman, President and Chief
                                                  Executive Officer                            1972

William C. Patterson (58).......................  Executive Vice President                     1979

Alton E. Yother (48)............................  Secretary, Treasurer and Controller          1998

Julian Banton (60)..............................  Chairman, President and                      1982
                                                  Chief Executive Officer
                                                  SouthTrust Bank

Thomas H. Coley (57)............................  Division President -- General Banking        1989
                                                  SouthTrust Bank

Fred C. Crum, Jr. (56)..........................  Division President -- Credit                 1986
                                                  SouthTrust Bank

R. Glenn Eubanks (52)...........................  Division President --                        1990
                                                  Corporate/Enterprise Banking
                                                  SouthTrust Bank

E. Frank Schmidt (59)...........................  Division President -- Information            1995
                                                  Services and Strategic Support
                                                  SouthTrust Bank

Richard S. White, Jr. (66)......................  Division President -- Capital                1997
                                                  Management Group
                                                  SouthTrust Bank

     SouthTrust Corporation executive officers are re-elected annually at the Corporate Board of Directors meeting immediately following the annual stockholders' meeting held the third Wednesday in April of each year. SouthTrust Bank executive officers are re-elected annually on the second Tuesday in January at the Bank Board of Directors meeting.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
Market price range:
  High......................................  $  41.06   $  42.88   $  45.38   $  42.83   $  24.08
  Low.......................................     20.88      32.75      24.88      22.75      16.83
Market value at year end....................     40.69      37.81      36.94      42.29      23.25
Book value per share........................     19.83      17.44      16.38      14.28      12.03
Average price per share to earnings per
  share ratio...............................      9.96x     14.59x     17.19x     14.56x     11.09x
Cash dividends declared per share...........      1.00       0.88       0.76       0.67       0.59
Dividend yield at year end..................      2.46%      2.33%      2.06%      1.58%      2.52%
Dividend payout ratio.......................     34.86      33.27      33.67      32.47      32.41
Per common share:
  Net income -- basic.......................  $   2.87   $   2.64   $   2.27   $   2.05   $   1.80
  Net income -- diluted.....................      2.86       2.63       2.25       2.03       1.79
Shares outstanding (in thousands):
  Average -- basic..........................   168,218    167,560    162,732    149,684    141,183
  Average -- diluted........................   168,906    168,778    164,148    151,008    142,154
  End of year...............................   169,053    167,905    167,211    153,665    144,209

     Quarterly high and low sale prices of and cash dividends declared on SouthTrust common stock are included in Table 13, included elsewhere in this report.

     As of February 23, 2001 the Company had approximately 14,213 shareholders of record.

ITEM 6  SELECTED FINANCIAL DATA

                                     2000          1999          1998          1997          1996
                                  -----------   -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings Summary:
  Interest income...............  $ 3,394,088   $ 2,906,447   $ 2,557,462   $ 2,232,252   $ 1,804,220
  Interest expense..............    2,008,351     1,539,538     1,386,256     1,186,079       938,194
                                  -----------   -----------   -----------   -----------   -----------
  Net interest income...........    1,385,737     1,366,909     1,171,206     1,046,173       866,026
  Provision for loan losses.....       92,827       141,249        94,796        90,613        90,027
                                  -----------   -----------   -----------   -----------   -----------
  Net interest income after
     provision for loan
     losses.....................    1,292,910     1,225,660     1,076,410       955,560       775,999
  Non-interest income (excluding
     securities transactions)...      516,751       444,296       385,748       270,306       253,518
  Securities gains (losses).....      (11,068)         (739)           94           201         1,291
  Non-interest expense..........    1,087,196     1,010,501       914,443       748,216       643,298
                                  -----------   -----------   -----------   -----------   -----------
  Income before income taxes....      711,397       658,716       547,809       477,851       387,510
  Income taxes..................      229,067       215,543       179,199       171,143       132,807
                                  -----------   -----------   -----------   -----------   -----------
  Net income....................  $   482,330   $   443,173   $   368,610   $   306,708   $   254,703
                                  ===========   ===========   ===========   ===========   ===========
Per common share:
  Net income -- basic...........  $      2.87   $      2.64   $      2.27   $      2.05   $      1.80
  Net income -- diluted.........         2.86          2.63          2.25          2.03          1.79
  Cash dividends declared.......         1.00          0.88          0.76          0.67          0.59
Ending balances:
  Loans, net of unearned
     income.....................  $31,396,156   $31,697,841   $27,317,506   $22,474,785   $19,331,132
  Total assets..................   45,146,531    43,262,512    38,133,774    30,906,445    26,223,193
  Deposits......................   30,702,539    27,739,345    24,839,892    19,586,584    17,305,493
  FHLB advances.................    3,052,781     3,530,324     2,780,340     2,782,355     1,744,159
  Long-term debt................    1,125,311     1,125,483     1,154,937     1,106,443       983,243
  Stockholders' equity..........    3,352,460     2,927,429     2,738,266     2,194,641     1,734,892
  Common shares (in
     thousands).................      169,053       167,905       167,211       153,665       144,209
Average balances:
  Loans, net of unearned
     income.....................  $32,022,566   $29,307,866   $24,609,027   $20,888,850   $16,885,469
  Earning assets................   40,776,271    37,106,969    31,407,762    26,769,701    21,774,828
  Total assets..................   44,058,909    40,238,456    34,097,250    28,472,372    23,283,988
  Deposits......................   29,002,258    25,812,911    22,072,522    18,152,342    15,878,025
  Stockholders' equity..........    3,068,620     2,814,032     2,547,217     1,951,243     1,599,615
  Common shares -- basic (in
     thousands).................      168,218       167,560       162,732       149,684       141,183
  Common shares -- diluted (in
     thousands).................      168,906       168,778       164,148       151,008       142,154
Selected ratios:
  Return on average total
     assets.....................         1.09%         1.10%         1.08%         1.08%         1.09%
  Return on average
     stockholders' equity.......        15.72         15.75         14.47         15.72         15.92
  Average equity to average
     assets.....................         6.96          6.99          7.47          6.85          6.87
  Non-interest expense as a
     percent of average total
     assets.....................         2.47          2.51          2.68          2.63          2.76
  Efficiency ratio..............        56.71         55.34         58.38         56.41         56.86

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

THREE YEARS ENDED DECEMBER 31, 2000

     SouthTrust reported net income of $482.3 million or $2.86 per diluted share for the year ended December 31, 2000, compared to net income of $443.2 million or $2.63 per diluted share for the year ended December 31, 1999. Net income in 1998 was $368.6 million or $2.25 per diluted share. Net earnings resulted in a return on average assets of 1.09%, 1.10%, and 1.08% for the three years ended December 31, 2000, respectively. The return on average stockholders' equity for the three years ended December 31, 2000 was 15.72%, 15.75% and 14.47%, respectively.

NET INTEREST INCOME

     Net interest income is the principal component of SouthTrust's earnings and represents the difference between revenue generated by interest-earning assets and the interest cost related to funding those assets. Net interest income is affected by changes in the volume of and rates earned/paid on interest-earning assets and interest-bearing liabilities. For purposes of discussion, income that is either exempt from federal income taxes or taxed at a preferential rate has been adjusted to fully taxable equivalent ("FTE") amounts, using a statutory federal tax rate of 35%.

     Net interest income increased 1% to $1,400.3 million at December 31, 2000, compared to net interest income of $1,381.8 million in 1999 and $1,180.6 million in 1998. Net interest margin, which is FTE net interest income divided by cost basis interest-earning assets, was 3.42%, 3.72% and 3.76% for the three years ended December 31, 2000, respectively. The net interest margin is affected by competitive pressures, Federal Reserve Bank monetary policies and the composition of interest-earning assets and interest-bearing liabilities.

     The relatively flat level of net interest income during 2000 when compared to 1999 was reflective of the actions of the Federal Reserve Board during these periods. In response to outstanding growth in the economy during the recent past and in an attempt to control inflationary pressures, the Federal Reserve Board raised short-term interest rates on six separate occasions starting in mid-1999. Rates on the first five occasions were increased 25 basis points. The sixth rate increase, which occurred in the second quarter of 2000, was 50 basis points. This interest rate environment resulted in compression of the Company's net interest margin during 2000, as the Company's interest-earning assets were repricing at a slower rate that its interest-bearing liabilities. The increase in net interest income of 17% during 1999 when compared to 1998 also reflects the interest rate environment during these periods. The Federal Reserve Board lowered interest rates during 1998 and the repricing of interest-bearing liabilities at lower interest rates lowered the Company's funding costs.

     The economy began showing signs of slower growth towards the end of 2000. Economic indicators and a weak stock market during the latter part of 2000 began to suggest that the economy was heading towards a recession. In response to this, the Federal Reserve Board lowered short-term interest rates 50 basis points on two separate occasions, once during a special session in January 2001 and again in January 2001 at the regularly scheduled meeting of the Federal Open Market Committee. Based on the signs of a weakened economy and indications from the Federal Reserve Board, further rate decreases are possible during the first half of 2001. The 100 basis point rate decreases described above and any additional interest rate decreases should strengthen SouthTrust's net interest margin during 2001.

  Interest Income

     Interest income increased 17% to $3,408.6 million at December 31, 2000 compared to $2,921.3 million in 1999. The increase in interest income during 2000 was attributable to a 10% increase in the volume of interest-earning assets and an increase in the yield on those assets of 46 basis points to 8.32% in 2000. The mix of interest-earning assets remained relatively stable during 2000 as compared to 1999, with average loans accounting for approximately 79% of average interest-earning assets in 2000 and 1999. During 2000, average loans increased 9%, while interest income on loans increased 17% to $2,787.3 million in 2000. In addition, the average yield on loans increased to 8.70% during 2000 from 8.15% during 1999. Total securities, including available-for-sale and held-to-maturity securities, accounted for approximately 20% of average interest-earning assets in 2000 and 1999. Interest income on securities increased 19% to $587.3 million, while the average yield increased 17 basis points to 6.90% in 2000 compared to 6.73% in 1999. The average volume of securities increased 14% or $1.0 billion during the year ended December 31, 2000, which includes the securitizations of approximately $1.9 billion of 1-4 family mortgages into mortgage-backed securities throughout 2000. In addition, the Company partially restructured its available-for-sale securities portfolio during the third quarter of 2000, and proceeds of $691.2 million received from sales of securities were reinvested in higher yielding securities.

     During 1999, interest income increased 14% to $2,921.3 million compared to $2,566.8 million in 1998. An increase in the volume of interest-earning assets of 18%, offset by a decrease in the yield on average interest-earning assets of 32 basis points to 7.86% in 1999, comprised the increase in interest income from 1998 to 1999. From 1998 to 1999, interest income on loans increased 14% to $2,389.3 million, while the yield earned decreased 40 basis points. Interest income on total securities increased 21% during 1999 to $495.1 million compared to $409.3 million in 1998. This increase was driven by an increase in the average volume of securities of 20% during 1999. The average yield on securities was 6.73% in 1999 and 6.75% in 1998.

  Interest Expense

     Interest expense increased 30% to $2,008.4 million in 2000, compared to $1,539.5 million in 1999. The increase in interest expense was attributable to an increase in the average volume of interest-bearing liabilities along with an increase in the cost of funds spurred by the Federal Reserve interest rate increases during 2000. The volume of average interest-bearing liabilities increased 10% during 2000, while the average rate paid on interest-bearing liabilities increased 87 basis points to 5.46% in 2000 from 4.59% in 1999. Average interest-bearing liabilities accounted for 84% of total liabilities and stockholders' equity in 2000 and 83% in 1999. During 2000, average interest-bearing deposits increased 13%, while the average rate paid on interest-bearing deposits increased 79 basis points to 5.08% for the year ended December 31, 2000, compared to 4.29% for the year ended December 31, 1999. Interest expense on borrowed funds for the year ended December 31, 2000 totaled $715.8 million, an increase of 24% over the 1999 level of $577.0 million.

     For the year ended December 31, 1999, interest expense increased 11% to $1,539.5 million from the 1998 level of 1,386.3 million. The increase in interest expense from 1998 to 1999 resulted from an increase in the volume of interest-bearing liabilities of 19% during 1999. Offsetting this increase was a decrease in the rate paid on interest-bearing liabilities of 34 basis points to 4.59% in 1999 compared to 4.93% in 1998. Interest expense on borrowed funds increased 18% to $577.0 million during 1999, compared to $488.4 million in 1998.

AVERAGE BALANCES AND INTEREST RATES, INTEREST YIELD/RATES
ON FULLY TAXABLE EQUIVALENT BASIS (TABLE 1)

     The following table details average balances of interest-earning assets and interest-bearing liabilities, the fully taxable equivalent amount of interest earned/paid thereon, and the fully taxable equivalent yield/rate for the three years ended December 31, 2000. The loan averages include loans on which the accrual of interest has been discontinued. Income on certain non-accrual loans is recognized on a cash basis.

                                                       2000                    1999
                                         ---------------------------------   ---------
                                          AVERAGE                  YIELD/     AVERAGE
                                          BALANCE     INTEREST    RATE(1)     BALANCE
                                         ---------   ----------   --------   ---------
                                         (AVERAGE IN MILLIONS; INTEREST IN THOUSANDS)
ASSETS
Loans, net of unearned income(2).......  $32,022.6   $2,787,324     8.70%    $29,307.9
Available-for-sale securities:
   Taxable.............................    5,012.0      353,972     6.83       4,096.9
   Non-taxable.........................      331.4       26,084     7.60         323.4
Held-to-maturity securities:
   Taxable.............................    2,910.3      199,681     6.86       2,763.6
   Non-taxable.........................       78.1        7,547     9.67         100.0
Short-term investments.................      421.9       34,009     8.06         515.2
                                         ---------   ----------     ----     ---------
       Total interest-earning assets...   40,776.3    3,408,617     8.32      37,107.0
Allowance for loan losses..............     (453.5)                             (407.0)
Other assets...........................    3,736.1                             3,538.5
                                         ---------                           ---------
       Total assets....................  $44,058.9                           $40,238.5
                                         =========                           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits.......................  $ 2,108.0   $   61,914     2.94%    $ 2,344.8
Interest-bearing demand deposits.......    3,259.4       73,947     2.27       3,201.6
Time deposits..........................   20,059.9    1,156,704     5.77      16,876.1
Short-term borrowings..................    7,213.7      456,093     6.32       6,945.8
Federal Home Loan Bank advances........    3,047.3      184,062     6.04       3,043.2
Long-term debt.........................    1,125.4       75,631     6.72       1,121.6
                                         ---------   ----------     ----     ---------
       Total interest-bearing
        liabilities....................   36,813.7    2,008,351     5.46      33,533.1
Non-interest bearing demand deposits...    3,574.9                             3,390.4
Other liabilities......................      601.7                               501.0
                                         ---------                           ---------
       Total liabilities...............   40,990.3                            37,424.5
Stockholders' equity...................    3,068.6                             2,814.0
                                         ---------                           ---------
       Total liabilities and
        stockholders' equity...........  $44,058.9                           $40,238.5
                                         =========   ----------              =========
Net interest income....................              $1,400,266
                                                     ==========
Net interest margin....................                             3.42%
                                                                    ====
Net interest spread....................                             2.86%
                                                                    ====

                                                 1999                          1998
                                         ---------------------   ---------------------------------
                                                       YIELD/     AVERAGE                  YIELD/
                                          INTEREST    RATE(1)     BALANCE     INTEREST    RATE(1)
                                         ----------   --------   ---------   ----------   --------
                                          (AVERAGE IN MILLIONS; INTEREST IN THOUSANDS)
ASSETS
Loans, net of unearned income(2).......  $2,389,339     8.15%    $24,609.0   $2,105,011     8.55%
Available-for-sale securities:
   Taxable.............................     270,778     6.51       3,212.2      205,082     6.41
   Non-taxable.........................      24,937     7.58         127.8        6,397     5.12
Held-to-maturity securities:
   Taxable.............................     189,079     6.84       2,587.9      181,991     7.03
   Non-taxable.........................      10,333    10.33         147.7       15,798    10.70
Short-term investments.................      36,864     7.16         723.2       52,533     7.26
                                         ----------    -----     ---------   ----------    -----
       Total interest-earning assets...   2,921,330     7.86      31,407.8    2,566,812     8.18
Allowance for loan losses..............                             (350.1)
Other assets...........................                            3,039.6
                                                                 ---------
       Total assets....................                          $34,097.3
                                                                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits.......................  $   66,670     2.84%    $ 1,969.2   $   64,414     3.27%
Interest-bearing demand deposits.......      62,257     1.94       2,809.3       59,975     2.13
Time deposits..........................     833,577     4.94      14,377.3      773,514     5.38
Short-term borrowings..................     353,281     5.09       4,976.2      264,980     5.33
Federal Home Loan Bank advances........     157,305     5.17       2,767.5      146,708     5.30
Long-term debt.........................      66,448     5.92       1,204.1       76,665     6.37
                                         ----------    -----     ---------   ----------    -----
       Total interest-bearing
        liabilities....................   1,539,538     4.59      28,103.6    1,386,256     4.93
Non-interest bearing demand deposits...                            2,916.7
Other liabilities......................                              529.8
                                                                 ---------
       Total liabilities...............                           31,550.1
Stockholders' equity...................                            2,547.2
                                                                 ---------
       Total liabilities and
        stockholders' equity...........                          $34,097.3
                                         ----------              =========   ----------
Net interest income....................  $1,381,792                          $1,180,556
                                         ==========                          ==========
Net interest margin....................                 3.72%                               3.76%
                                                       =====                               =====
Net interest spread....................                 3.27%                               3.25%
                                                       =====                               =====

---------------

(1) Yields were calculated using the amortized cost of the underlying assets.
(2) Included in interest on loans are net loan fees of $70,657,000, $68,164,000, and $63,974,000 in 2000, 1999, and 1998, respectively.

TAXABLE EQUIVALENT ADJUSTMENT ANALYSIS

                                             2000                                    1999                       1998
                             -------------------------------------   -------------------------------------   ----------
                                            TAXABLE      INTEREST                   TAXABLE      INTEREST
                              INTEREST    EQUIVALENT      INCOME      INTEREST    EQUIVALENT      INCOME      INTEREST
                               INCOME     ADJUSTMENTS     (FTE)        INCOME     ADJUSTMENTS     (FTE)        INCOME
                             ----------   -----------   ----------   ----------   -----------   ----------   ----------
                                                                   (IN THOUSANDS)
Loans......................  $2,784,506     $ 2,818     $2,787,324   $2,386,713     $ 2,626     $2,389,339   $2,102,095
Available-for-sale
 securities:
 Taxable...................     353,972           0        353,972      270,778           0        270,778      205,082
 Non-Taxable...............      16,656       9,428         26,084       15,923       9,014         24,937        5,407
Held-to-maturity
 securities:
 Taxable...................     199,681           0        199,681      189,079           0        189,079      181,991
 Non-Taxable...............       5,264       2,283          7,547        7,090       3,243         10,333       10,354
Short-term investments.....      34,009           0         34,009       36,864           0         36,864       52,533
                             ----------     -------     ----------   ----------     -------     ----------   ----------
       Totals..............  $3,394,088     $14,529     $3,408,617   $2,906,447     $14,883     $2,921,330   $2,557,462
                             ==========     =======     ==========   ==========     =======     ==========   ==========

                                       1998
                             ------------------------
                               TAXABLE      INTEREST
                             EQUIVALENT      INCOME
                             ADJUSTMENTS     (FTE)
                             -----------   ----------
                                  (IN THOUSANDS)
Loans......................    $2,916      $2,105,011
Available-for-sale
 securities:
 Taxable...................         0         205,082
 Non-Taxable...............       990           6,397
Held-to-maturity
 securities:
 Taxable...................         0         181,991
 Non-Taxable...............     5,444          15,798
Short-term investments.....         0          52,533
                               ------      ----------
       Totals..............    $9,350      $2,566,812
                               ======      ==========

VOLUME-RATE ANALYSIS (TABLE 2)

     The following table shows a summary of the changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities for 2000/1999 and 1999/1998. Changes not solely attributable to a change in rate or volume are allocated proportionately relative to the absolute change of rate and volume.

                                          2000 VERSUS 1999                         1999 VERSUS 1998
                               --------------------------------------   --------------------------------------
                               INCREASE (DECREASE) DUE TO CHANGE IN:    INCREASE (DECREASE) DUE TO CHANGE IN:
                               --------------------------------------   --------------------------------------
                                  VOLUME        YIELD/                     VOLUME        YIELD/
                               OUTSTANDING       RATE         TOTAL     OUTSTANDING       RATE         TOTAL
                               ------------   -----------   ---------   ------------   -----------   ---------
                                                               (IN THOUSANDS)
Interest income on:
  Loans......................    $229,972     $  168,013    $397,985      $386,794     $ (102,466)   $284,328
  Available-for-sale
     securities..............      70,999         13,341      84,340        76,498          7,738      84,236
  Held-to-maturity
     securities..............       8,655           (838)      7,817         9,063         (7,440)      1,623
  Short-term investments.....      (7,167)         4,312      (2,855)      (14,895)          (774)    (15,669)
                                 --------     ----------    --------      --------     ----------    --------
          Total interest
            income...........     302,459        184,828     487,287       457,460       (102,942)    354,518
Interest expense on:
  Interest-bearing
     deposits................     138,992        191,069     330,061       171,199       (106,598)     64,601
  Short-term borrowings......      14,080         88,732     102,812       100,660        (12,359)     88,301
  Federal Home Loan Bank
     advances................         210         26,547      26,757        14,323         (3,726)     10,597
  Long-term debt.............         226          8,957       9,183        (5,072)        (5,145)    (10,217)
                                 --------     ----------    --------      --------     ----------    --------
          Total interest
            expense..........     153,508        315,305     468,813       281,110       (127,828)    153,282
                                 --------     ----------    --------      --------     ----------    --------
          Net interest
            income...........    $148,951     $ (130,477)   $ 18,474      $176,350     $   24,886    $201,236
                                 ========     ==========    ========      ========     ==========    ========

PROVISION FOR LOAN LOSSES

     During 2000, the Company recorded a $92.8 million provision for loan losses. This compares to a provision of $141.2 million in 1999 and $94.8 million in 1998. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management based on the factors as described in "Allowance for Loan Losses" discussed later in the Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME

     Total non-interest income increased $62.1 million or 14% to $505.7 million in 2000. From 1998 to 1999, the increase in non-interest income was $57.8 million or 15%. Growth in non-interest income during these periods came from various sources as discussed below.

     Service charges on deposit accounts accounted for the largest portion of the increase in non-interest income for the three years ended December 31, 2000. During 2000, service charges increased 14% to $212.9 million. This increase is attributable to an increased number of deposit accounts and increases in certain service charge rates. Increased accounts and rates also account for the 17% increase in the service charge grouping on deposit accounts from 1998 to $186.4 million in 1999.

     Income from mortgage banking operations decreased 13% to $38.1 million for the year ended December 31, 2000. Mortgage interest rates increased during most of 2000 and loan production and related interest and origination income declined accordingly. From 1998 to 1999, income from mortgage banking operations increased 6% to $44.2 million for the year ended December 31, 1999.

     Debit card fees for the year ended December 31, 2000 totaled $25.8 million, a 46% increase from 1999. Debit cards are a relatively new product, and successful sales efforts by SouthTrust's retail employees have generated increasing revenues. The increase in 2000 compared to 1999 reflects a higher volume of customer accounts with debit cards and higher usage of debit cards from new and existing customers. The 125% increase in debit card fees from 1998 to 1999 reflected the substantial increase in customer accounts with debit cards during 1999.

     Trading account profits and commissions were $39.4 million for the year ended December 31, 2000, an increase of 10% from December 31, 1999. Trading account profits and commissions, which fluctuate based on market conditions, are generally earned through activities of the Company's brokerage subsidiary, SouthTrust Securities, Inc. From 1998 to 1999, trading account profits and commissions increased 36%, primarily as a result of increased revenue from sales of annuity and mutual fund products.

     Income from bank owned life insurance ("BOLI") increased 23% to $50.9 million at December 31, 2000. This increase reflects an additional $100 million funding of BOLI during the first quarter of 2000. BOLI was 26% higher in 1999 when compared to 1998 as $175 million of BOLI was funded during the latter part of 1998.

     During 2000 and 1999, $8.4 million and $15.3 million, respectively, of gains on loans held for sale were included in other non-interest income, primarily from sales of 1-4 family mortgages in the secondary market.

     Securities losses for the period ended December 31, 2000 were $11.1 million and $0.7 million in 1999. During the third quarter of 2000, the Company partially restructured its available-for-sale securities portfolio, accounting for the majority of the loss incurred in 2000. Funds received from the sales of the securities in the restructuring have been reinvested in securities at higher rates and will have a positive impact on future net interest margin.

     Other income was $75.4 million at December 31, 2000, a 78% increase from December 31, 1999. During the third quarter of 2000, the Company completed the sale of approximately half of its mortgage servicing portfolio, resulting in a pre-tax gain of $32.3 million. This sale included a large portion of the servicing portfolio of loans serviced for third party investors. The timing of this sale resulted in favorable pricing for servicing assets, while at the same time reducing the Company's exposure to impairment of servicing assets which was experienced by many institutions in the mortgage banking industry during the last period of historically low interest rates.

     There were no other significant non-recurring non-interest income items recorded during any of the three years in the period ended December 31, 2000.

NON-INTEREST INCOME (TABLE 3)

     The following table presents an analysis of non-interest income for 2000, 1999 and 1998 together with the amount and percent change from the prior year for 2000 and 1999:

                                                                       CHANGES FROM PRIOR YEAR
                                                                 ------------------------------------
                                      YEAR ENDED DECEMBER 31,          2000                1999
                                      ------------------------   ----------------    ----------------
                                       2000     1999     1998    AMOUNT      %       AMOUNT      %
                                      ------   ------   ------   ------   -------    ------   -------
                                                               (IN MILLIONS)
Service charges on deposit
  accounts..........................  $212.9   $186.4   $159.9   $ 26.5      14.2%   $26.5       16.6%
Mortgage banking operations.........    38.1     44.2     41.5     (6.1)    (13.8)     2.7        6.3
Bank card fees......................    33.8     31.1     27.8      2.7       8.6      3.3       12.1
Debit card fees.....................    25.8     17.7      7.9      8.1      45.9      9.8         --
Trust fees..........................    32.1     30.2     27.7      1.9       6.2      2.5        9.2
Trading account profits and
  commissions.......................    39.4     35.7     26.3      3.7      10.4      9.4       35.8
Bank owned life insurance...........    50.9     41.4     32.6      9.5      23.0      8.8       27.1
Gains on loans held for sale, net...     8.4     15.3     18.4     (6.9)    (45.6)    (3.1)     (16.7)
Securities gains (losses)...........   (11.1)    (0.7)     0.1    (10.4)       --     (0.8)        --
Other...............................    75.4     42.3     43.6     33.1      78.3     (1.3)      (3.3)
                                      ------   ------   ------   ------   -------    -----    -------
          Totals....................  $505.7   $443.6   $385.8   $ 62.1      14.0%   $57.8       15.0%
                                      ======   ======   ======   ======   =======    =====    =======

NON-INTEREST EXPENSE

     Total non-interest expense increased $76.7 million or 7.6% for the year ended December 31, 2000 to $1,087.2 million, compared to $1,010.5 million in 1999. From 1998 to 1999, the increase in non-interest expense was $96.1 million or 11%. The ratio of non-interest expense to average total assets was 2.47%, 2.51% and 2.68% for the three years ended December 31, 2000, respectively. The operating efficiency ratio was 56.71% during the year ended December 31, 2000, compared to 55.34% and 58.38% for 1999 and 1998, respectively.

     Salaries and employee benefits accounted for the largest portion of non-interest expense and the largest portion of the increase during each of the three years ended December 31, 2000. During 2000, salaries and employee benefits were $571.8 million, an increase of 6% over 1999. This increase primarily related to annual merit increases, which were somewhat offset by a decrease in the number of full-time equivalent employees of 3%. From 1998 to 1999, salaries and employee benefits increased 9% to $540.4 million, related to annual merit increases, higher employee benefits costs and an increase in the number of full-time equivalent employees of 4%.

     In 2000, net occupancy expense increased 14% to $93.4 million, while equipment expense increased 10% to $74.3 million. These increases are attributable to a higher number of banking offices, including branches and other offices, in 2000 compared to 1999. During 1999, net occupancy expense increased 13%, while equipment expense increased 11%, also due to an increased number of banking offices during 1999.

     All other non-interest expense items increased a total of $27.3 million or 8% to $347.6 million for 2000. These increases are primarily a result of some one-time charges the Company incurred during the third quarter of 2000. Specifically, the Company recorded an impairment charge of $10 million related to core deposit intangible assets associated with previous deposit acquisitions. The deposits experienced greater than originally projected run-off due to higher than projected retention costs that the Company was unwilling to incur. The Company also recorded a charge of $12 million related to software and hardware that had become impaired due to changing technology. From 1998 to 1999, all other non-interest expense increased $35.3 million or 12%, reflecting the growth, both internal and through acquisitions, experienced by the Company during 1999.

     There were no other significant non-recurring non-interest expense items recorded during any of the three years in the period ended December 31, 2000.

NON-INTEREST EXPENSE (TABLE 4)

     The following table presents an analysis of non-interest expense for 2000, 1999 and 1998 together with the amount and percent change from the prior year for 2000 and 1999:

                                                                              CHANGES FROM PRIOR YEAR
                                                                          -------------------------------
                                             YEAR ENDED DECEMBER 31,          2000             1999
                                           ----------------------------   -------------   ---------------
                                             2000       1999      1998    AMOUNT    %     AMOUNT     %
                                           --------   --------   ------   ------   ----   ------   ------
                                                                   (IN MILLIONS)
Salaries and employee benefits...........  $  571.8   $  540.4   $495.8   $31.4     5.8%  $44.6       9.0%
Net occupancy............................      93.4       82.0     72.5    11.4    14.0     9.5      13.0
Equipment................................      74.3       67.7     61.0     6.6     9.8     6.7      11.0
Professional services....................      72.9       67.4     57.5     5.5     8.1     9.9      17.2
Communications...........................      51.6       51.5     47.1     0.1     0.1     4.4       9.4
Business development.....................      29.3       31.1     30.3    (1.8)   (6.0)    0.8       2.9
Supplies.................................      24.2       25.3     29.1    (1.1)   (4.1)   (3.8)    (13.0)
Goodwill and core deposit amortization...      51.6       40.6     29.1    11.0    27.1    11.5      39.2
Other....................................     118.1      104.5     92.0    13.6    13.1    12.5      13.5
                                           --------   --------   ------   -----    ----   -----    ------
          Totals.........................  $1,087.2   $1,010.5   $914.4   $76.7     7.6%  $96.1      10.5%
                                           ========   ========   ======   =====    ====   =====    ======

INCOME TAXES

     Income tax expense increased $13.5 million or 6.3% to $229.1 million for the year ended December 31, 2000, resulting in an effective tax rate of 32%, compared to 33% in 1999 and 1998, respectively. The statutory federal tax rate was 35% during all three years.

     A reconciliation of the differences between income tax expense and income taxes calculated by applying the applicable statutory federal tax rates is provided in Note N of the Consolidated Financial Statements.

BALANCE SHEET SUMMARY

     Total assets at December 31, 2000 were $45.1 billion, representing an increase of 4% over the 1999 level of $43.3 billion. Average total assets increased 10% to $44.1 billion at December 31, 2000 from $40.2 billion at December 31, 1999. As of December 31, 2000, the five-year compound growth rate in total assets was 16.8%.

     During 2000, SouthTrust consummated three business combinations in which the Company acquired additional assets of $453.1 million, including loans of $299.2 million and assumed deposits of $416.8 million. During 1999, the Company acquired $706.1 million in assets, including $397.6 million in loans and assumed deposits of $652.5 million. Note B to the Consolidated Financial Statements, included elsewhere in this report, provides additional information regarding business combinations. In the normal course of business, the Company regularly investigates acquisition and expansion opportunities, and expects this process will continue.

     Average interest-earning assets at December 31, 2000 were $40.8 billion, up $3.7 billion or 10% from December 31, 1999. Average interest-earning assets were 93% and 92% of average total assets in 2000 and 1999, respectively. Average interest-bearing liabilities were $36.8 billion and $33.5 billion at December 31, 2000 and 1999, respectively. Average interest-bearing liabilities accounted for 84% of average liabilities and stockholders' equity in 2000, compared to 83% in 1999.

     Table 1, Average Balances and Interest Rates, includes average balances of assets, liabilities and stockholders' equity, and the rates earned/paid on major categories of interest-earning assets and interest-bearing liabilities for each of the three years in the period ended December 31, 2000.

LOANS

     Loans represent the major portion of interest-earning assets of the Company, accounting for 78% and 79% of average interest-earning assets at December 31, 2000 and 1999, respectively. At December 31, 2000, loans, net of unearned income, totaled $31,396.2 million, down 1% from the December 31, 1999 level of $31,697.8 million. During 2000, $299.2 million in loans were obtained in acquisitions of other financial institutions. Loan growth slowed during 2000 when compared to recent years due to higher interest rates and slower economic growth in general. In addition, the Company securitized approximately $1.9 billion of 1-4 family mortgage loans into mortgage-backed securities during 2000. The Company retained these securities, which are classified in the available-for-sale category on the balance sheet. The primary purpose of the securitizations was to enable greater liquidity for these assets. Excluding the impact of securitizations, the loan portfolio increased 5% during 2000, with the growth primarily in variable rate commercial loans.

     Commercial, financial and agricultural loans increased $1,050.3 million to $12,315.5 million or 38.9% of total loans at December 31, 2000. Of this increase, $92.9 million was obtained in acquisitions during 2000 and $957.4 million represents internal growth. This category represents the largest portion of the increase in loans during 2000.

     Real estate construction loans decreased $180.3 million to $4,162.6 million or 13.1% of total loans at December 31, 2000. At December 31, 2000, construction loans included approximately $646.0 million in loans on residential properties, loans on income producing commercial real estate of $3,279.6 million, and $237.0 million of loans secured properties that are occupied by the principal borrower.

     Commercial real estate mortgage loans increased $543.7 million to $6,572.9 million at December 31, 2000. Internal growth accounted for $438.0 million of the increase, while $105.7 million of commercial real estate mortgage loans were acquired. Commercial real estate mortgage loans as a group share similar credit risk characteristics including sensitivity to economic conditions that may affect occupancy and/or rental rates of the underlying collateral. Loan types other than commercial real estate mortgages have widely diversified credit risks. For this reason, the Company considers commercial real estate mortgage loans to be its largest credit concentration.

     Residential real estate mortgage loans decreased $1,392.8 million to $5,380.6 million or 17.0% of total loans at December 31, 2000. Included in this decrease is the $1.9 billion of 1-4 family mortgage securitizations discussed above. Excluding the effect of the securitizations, the mortgage portfolio grew approximately $506.6 million or 7% for 2000.

     Loans to individuals, which mainly include automobile, credit line, and credit card related loans, were $3,265.3 million or 10.3% of total loans at December 31, 2000, down $296.7 million from December 31, 1999.

LOAN PORTFOLIO (TABLE 5)

     The following table presents loans by type and percent of total at the end of each of the last five years:

                                                                           DECEMBER 31
                                -------------------------------------------------------------------------------------------------
                                      2000                1999                1998                1997                1996
                                -----------------   -----------------   -----------------   -----------------   -----------------
                                 AMOUNT       %      AMOUNT       %      AMOUNT       %      AMOUNT       %      AMOUNT       %
                                ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
                                                                          (IN MILLIONS)
Commercial, financial and
  agricultural................  $12,315.5    38.9%  $11,265.2    35.2%  $ 9,760.4    35.4%  $ 7,709.6    34.1%  $ 6,847.5    35.2%
Real estate construction......    4,162.6    13.1     4,342.9    13.6     3,526.4    12.8     2,937.2    13.0     1,930.6     9.9
Commercial real estate
  mortgage....................    6,572.9    20.7     6,029.2    18.9     4,900.2    17.8     3,543.8    15.6     3,008.9    15.5
Residential real estate
  mortgage....................    5,380.6    17.0     6,773.4    21.2     6,243.7    22.7     5,277.1    23.3     4,687.5    24.0
Loans to individuals..........    3,265.3    10.3     3,562.0    11.1     3,095.9    11.3     3,166.2    14.0     2,992.1    15.4
                                ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
                                 31,696.9   100.0%   31,972.7   100.0%   27,526.6   100.0%   22,633.9   100.0%   19,466.6   100.0%
                                            =====               =====               =====               =====               =====
  Unearned income.............     (300.7)             (274.9)             (209.1)             (159.1)             (135.5)
                                ---------           ---------           ---------           ---------           ---------
Loans, net of unearned
  income......................   31,396.2            31,697.8            27,317.5            22,474.8            19,331.1
  Allowance for loan losses...     (450.4)             (442.3)             (377.5)             (315.5)             (269.9)
                                ---------           ---------           ---------           ---------           ---------
        Net Loans.............  $30,945.8           $31,255.5           $26,940.0           $22,159.3           $19,061.2
                                =========           =========           =========           =========           =========

     As of December 31, 2000, contractual maturities of loans in the indicated classification and sensitivity to changes in interest rates on certain of these loans were as follows:

                                                                                      LOANS MATURING AFTER
                                                   MATURITIES                               ONE YEAR
                                 ----------------------------------------------   -----------------------------
                                 ONE YEAR     ONE TO        OVER                  PREDETERMINED    ADJUSTABLE
                                 OR LESS    FIVE YEARS   FIVE YEARS    TOTALS     INTEREST RATE   INTEREST RATE
                                 --------   ----------   ----------   ---------   -------------   -------------
                                                                 (IN MILLIONS)
Commercial, financial, and
  agricultural.................  $3,706.9   $ 6,760.3     $1,848.3    $12,315.5     $ 4,568.4       $4,040.2
Real estate construction.......   2,260.0     1,711.7        190.9      4,162.6         373.3        1,529.3
Commercial real estate
  mortgage.....................   1,284.7     4,128.8      1,159.4      6,572.9       3,365.2        1,923.0
Residential real estate
  mortgage.....................   1,667.9     3,190.3        522.4      5,380.6       2,581.9        1,130.8
Loans to individuals...........     888.4     2,125.3        251.6      3,265.3       2,323.7           53.2
                                 --------   ---------     --------    ---------     ---------       --------
                                 $9,807.9   $17,916.4     $3,972.6    $31,696.9     $13,212.5       $8,676.5
                                 ========   =========     ========                  =========       ========
Unearned income................                                          (300.7)
                                                                      ---------
Loans, net of unearned
  income.......................                                       $31,396.2
                                                                      =========

NON-PERFORMING ASSETS

     Non-performing assets at December 31, 2000 were $208.8 million or 0.66% of net loans plus other non-performing assets, representing an increase of $46.1 million from the December 31, 1999 level of $162.7 million or 0.51%. Non-performing assets at December 31, 2000 included $162.3 million in loans on non-accrual status, $38.2 million in other real estate owned, and $8.3 million of other repossessed assets. During 2000, the total other real estate owned and repossessed assets obtained through acquisitions was $0.7 million.

     Loans 90 days past due and accruing were $59.2 million at December 31, 2000, compared to $71.5 million at December 31, 1999.

     In addition to loans on non-performing status at December 31, 2000, the Company has identified potential problem loans of approximately $57.8 million for which Management has serious doubts as to the ability of the borrowers to comply with the present repayment terms, which may result in the loan repayment terms being restructured, and/or the loans going on non-performing status. These potential problem loans are not presently on non-accrual status; however, they are continuously reviewed by Management, and their classification may be changed if conditions warrant. At December 31, 1999, potential problem loans totaled $67.6 million.

NON-PERFORMING ASSETS (TABLE 6)

     The following table summarizes the Company's non-performing assets and accruing loans 90 days or more past due as of December 31 for the last five years:

                                                         2000     1999     1998     1997     1996
                                                        ------   ------   ------   ------   ------
                                                                      (IN MILLIONS)
Commercial, financial and agricultural................  $124.9   $ 78.7   $ 49.6   $ 61.4   $ 46.1
Real estate construction..............................     3.3      3.8      7.5      4.4      4.3
Commercial real estate mortgage.......................     6.5     12.2     13.8     15.5     11.5
Residential real estate mortgage......................    17.8     14.7     23.5     31.5     16.6
Loans to individuals..................................     9.8      2.6      3.9      7.1      6.4
                                                        ------   ------   ------   ------   ------
          Total non-performing loans..................   162.3    112.0     98.3    119.9     84.9
Other real estate owned...............................    38.2     38.3     46.5     43.8     43.9
Other repossessed assets..............................     8.3     12.4     19.1     16.7     10.2
                                                        ------   ------   ------   ------   ------
          Total non-performing assets.................   208.8    162.7    163.9    180.4    139.0
Accruing loans 90 days or more past due...............    59.2     71.5     80.9     54.0     40.4
                                                        ------   ------   ------   ------   ------
          Total non-performing assets and accruing
            loans 90 days or more past due............  $268.0   $234.2   $244.8   $234.4   $179.4
                                                        ======   ======   ======   ======   ======
Provision for loan losses.............................  $ 92.8   $141.2   $ 94.8   $ 90.6   $ 90.0
Net charge-offs.......................................    93.2     86.3     58.3     51.8     47.7
For the Period Ended:
  Net loans charged-off to net average loans..........    0.29%    0.29%    0.24%    0.25%    0.28%
  Provision for loan losses to net charge-offs........   99.64   163.58   162.69   175.00   188.89
Period End:
  Allowance to net loans outstanding..................    1.43     1.40     1.38     1.40     1.40
  Allowance to non-performing loans...................  277.46   394.83   383.98   263.16   317.57
  Non-performing loans to total loans.................    0.52     0.35     0.36     0.53     0.44
  Non-performing assets to total loans plus other non-
     performing assets................................    0.66     0.51     0.60     0.80     0.72
  Non-performing assets and accruing loans 90 days or
     more past due to total loans plus other
     non-performing assets............................    0.85     0.74     0.89     1.04     0.93

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

     The Company's total allowance at December 31, 2000 and 1999 equated to approximately 568% and 675%, respectively, of the average net charge-offs over the past three years. However, historical charge-offs are not necessarily indicative of future expectations; therefore, the Company considers other risk factors when determining the allowance for loan losses.

     Loans are separated by internal risk ratings into two categories for assessment of their estimated allowance level needs; Non-problem and Watch-list. The allowance for loans is calculated by applying historical loss factors to outstanding Non-problem loans within each loan type. The loss factors represent either the average of the last four years' losses or, in some cases, the most recent year's loss experience if in Management's judgement that loss rate is more representative of current trends in a particular loan type. The allocation of the allowance on Non-problem loans is based on estimates of losses inherent in this portfolio which have not yet been specifically identified in the Company's problem loan rating process. Watch-list loans include any loans that have an internal credit review or regulatory rating of less than "pass", plus "pass" rated loans that are sound and collectible, but contain certain characteristics that require review by Management. The allowance associated with Watch-list loans is calculated by applying loss factors determined through a combination of a migration analysis and an average of the last four years' loss experience, both of which are specific to Watch-list loans. The migration analysis is performed periodically and measures losses in relation to the internal risk ratings assigned to loans. Additionally, certain Watch-list loans (generally large commercial credits) are specifically reviewed. This specific review considers estimates of future cash flows, fair values of collateral and other indicators of the borrowers' ability to repay the loan.

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

     The allowance allocated to Watch-list loans at December 31, 2000 totaled $146.5 million, and the allowance allocated to Non-problem loans totaled $303.8 million.

     Based on the methodology outlined above, the total allowance for loan losses was $450.3 million at December 31, 2000 and $442.3 million at December 31, 1999. As a percentage of outstanding loans, the allowance for loan losses was 1.43%, compared to the December 31, 1999 level of 1.40%. Net charge-offs during 2000 totaled $93.2 million, an increase of $6.8 million from the 1999 level.

ALLOWANCE FOR LOAN LOSSES (TABLE 7)

     The following table summarizes information concerning the allowance for loan losses:

                                                             YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------
                                              2000        1999        1998        1997        1996
                                            ---------   ---------   ---------   ---------   ---------
                                                                  (IN MILLIONS)
Loans outstanding at year end, net of
  unearned income.........................  $31,396.2   $31,697.8   $27,317.5   $22,474.8   $19,331.1
                                            =========   =========   =========   =========   =========
Average loans outstanding, net of unearned
  income..................................  $32,022.6   $29,307.9   $24,609.0   $20,888.9   $16,885.4
                                            =========   =========   =========   =========   =========
                                                                 (IN THOUSANDS)
Balance beginning of year.................  $ 442,343   $ 377,525   $ 315,471   $ 269,863   $ 206,638
Loans charged-off:
  Commercial, financial and
     agricultural.........................     50,572      47,612      18,131      20,992      27,600
  Real estate construction................         34         421          18         105          38
  Commercial real estate mortgage.........        191         270         894       1,131       2,234
  Residential real estate mortgage........      6,632       3,393       3,510       4,301       1,598
  Loans to individuals....................     48,274      49,406      49,744      36,374      29,871
                                            ---------   ---------   ---------   ---------   ---------
          Total charge-offs...............    105,703     101,102      72,297      62,903      61,341
                                            ---------   ---------   ---------   ---------   ---------
Recoveries of loans previously
  charged-off:
  Commercial, financial and
     agricultural.........................      3,278       5,239       4,936       4,145       3,502
  Real estate construction................          0           0          41           0          39
  Commercial real estate mortgage.........         21          12          50         513       1,326
  Residential real estate mortgage........      1,372         376         328         271         270
  Loans to individuals....................      7,869       9,126       8,673       6,195       8,544
                                            ---------   ---------   ---------   ---------   ---------
          Total recoveries................     12,540      14,753      14,028      11,124      13,681
                                            ---------   ---------   ---------   ---------   ---------
Net loans charged-off.....................     93,163      86,349      58,269      51,779      47,660
Additions to allowance charged to
  expense.................................     92,827     141,249      94,796      90,613      90,027
Subsidiaries' allowance at date of
  purchase................................      8,341       9,918      25,527       6,774      20,858
                                            ---------   ---------   ---------   ---------   ---------
Balance end of year.......................  $ 450,348   $ 442,343   $ 377,525   $ 315,471   $ 269,863
                                            =========   =========   =========   =========   =========
Allowance for loan losses, end of year:
  Commercial, financial and
     agricultural.........................  $ 201,459   $ 164,501   $ 135,343   $ 110,925   $  91,135
  Real estate construction................     45,879      51,784      38,200      21,568      24,844
  Commercial real estate mortgage.........     71,533      79,910      72,996      44,617      26,925
  Residential real estate mortgage........     26,500      25,221      25,630      44,867      47,057
  Loans to individuals....................     61,480      65,838      67,603      68,258      49,790
  Unallocated portion of reserve..........     43,497      55,089      37,753      25,236      30,112
                                            ---------   ---------   ---------   ---------   ---------
     Balance end of year..................  $ 450,348   $ 442,343   $ 377,525   $ 315,471   $ 269,863
                                            =========   =========   =========   =========   =========
Ratios:
  Allowance to net loans outstanding......       1.43%       1.40%       1.38%       1.40%       1.40%
  Net loans charged-off to net average
     loans................................       0.29        0.29        0.24        0.25        0.28
  Provision for loan losses to net
     charge-offs..........................      99.64      163.58      162.69      175.00      188.89
  Provision for loan losses to net average
     loans................................       0.29        0.48        0.39        0.43        0.53
  Allowance to net average loans..........       1.41        1.51        1.53        1.51        1.60

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

     At December 31, 2000, total securities were $10,005.1 million, consisting of available-for-sale securities of $6,978.5 million and securities classified as held-to-maturity of $3,026.6 million. Available-for-sale securities increased $1,917.5 million or 38% from the year-end 1999 levels. The largest portion of the increase is related to the $1.9 billion securitizations of 1-4 family mortgage loans that were retained by the Company and are now classified as mortgage-backed securities within the available-for-sale category. Also, as a part of a restructuring of the Company's securities portfolio during the third quarter of 2000, approximately $691.2 million of available-for-sale securities were sold, and the funds received were reinvested in higher yielding securities.

     At December 31, 2000, the Company's investment portfolio included approximately $4,538.3 million in collateralized mortgage obligations ("CMO's") and other mortgage-backed securities. Approximately 34% of this amount were securities with floating interest rates, and 66% were fixed interest rate securities. CMO's and mortgage-backed securities present some degree of risk that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of declining interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages. The Company does not consider this risk to be significant.

     For available-for-sale securities, the amortized cost exceeded the fair value by $20.0 million, resulting in an after-tax decrease to stockholders' equity of $12.2 million at December 31, 2000. This unrealized loss compares to a net of tax unrealized loss of $108.9 million at December 31, 1999. The increase in fair values relative to amortized cost reflects the changing market conditions during the end of 2000, as the market anticipated future interest rate decreases. At December 31, 2000, the amortized cost of held-to-maturity securities exceeded the fair value by $17.9 million, compared to an unrealized loss of $123.3 million at December 31, 1999.

     At December 31, 2000, the gross unrealized gains for the entire securities portfolio were $50.8 million and gross unrealized losses were $88.7 million. During 2000, proceeds from sales of available-for-sale securities were $837.4 million and resulted in gross gains of $3.0 million and gross losses of $14.1 million. Gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on future income, liquidity or capital resource trends.

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES (TABLE 8)

     The following table provides an analysis of amortized cost and fair value of available-for-sale securities and held-to-maturity securities as well as their maturities and year-end yields at December 31, 2000:

                                                 AVAILABLE-FOR-SALE SECURITIES      HELD-TO-MATURITY SECURITIES
                                                -------------------------------   -------------------------------
                                                AMORTIZED     FAIR     YEAR-END   AMORTIZED     FAIR     YEAR-END
                                                  COST       VALUE     YIELD        COST       VALUE     YIELD
                                                ---------   --------   --------   ---------   --------   --------
                                                                      (DOLLARS IN MILLIONS)
U.S. Treasury:
  Within one year.............................  $   54.8    $   55.2     6.56%    $    0.8    $    0.8     5.16%
  One to five years...........................      14.9        15.1     6.55          2.5         2.5     6.07
  Five to ten years...........................       0.0         0.0     0.00          0.0         0.0     0.00
  More than ten years.........................       0.0         0.0     0.00          0.0         0.0     0.00
                                                --------    --------     ----     --------    --------    -----
         Totals...............................      69.7        70.3     6.56          3.3         3.3     5.85
                                                --------    --------     ----     --------    --------    -----
U.S. Government Agencies:
  Within one year.............................       0.0         0.0     0.00          2.0         2.0     6.33
  One to five years...........................       8.5         8.5     6.05         96.6        96.9     6.40
  Five to ten years...........................   2,239.5     2,214.7     6.76      2,247.2     2,226.4     6.79
  More than ten years.........................       0.0         0.0     0.00          0.0         0.0     0.00
                                                --------    --------     ----     --------    --------    -----
         Totals...............................   2,248.0     2,223.2     6.76      2,345.8     2,325.3     6.78
                                                --------    --------     ----     --------    --------    -----
Collateralized Mortgage Obligations and
  Mortgage-backed Securities:
  Within one year.............................       1.5         1.5     7.28          4.5         4.5     7.80
  One to five years...........................     258.4       250.5     5.64         66.2        67.6     7.32
  Five to ten years...........................   2,557.0     2,568.3     7.42        251.7       254.7     7.31
  More than ten years.........................   1,265.2     1,267.5     6.99        128.1       128.5     6.91
                                                --------    --------     ----     --------    --------    -----
         Totals...............................   4,082.1     4,087.8     7.15        450.5       455.3     7.20
                                                --------    --------     ----     --------    --------    -----
States and Political Subdivisions:
  Within one year.............................       1.8         1.8     7.76         12.7        12.9    10.19
  One to five years...........................       6.0         6.1     7.84         16.7        17.1     9.98
  Five to ten years...........................      86.3        87.0     7.03         25.4        28.0    10.63
  More than ten years.........................     185.1       185.2     7.08         20.2        20.5     7.36
                                                --------    --------     ----     --------    --------    -----
         Totals...............................     279.2       280.1     7.09         75.0        78.5     9.53
                                                --------    --------     ----     --------    --------    -----
Other Debt Securities:
  Within one year.............................       6.2         6.2     6.50          7.8         7.8     7.64
  One to five years...........................       0.0         0.0     0.00          0.8         0.8     7.05
  Five to ten years...........................      48.8        46.5     6.79        108.8       110.2     7.49
  More than ten years.........................       3.7         3.7     7.17         34.6        27.5     7.13
                                                --------    --------     ----     --------    --------    -----
         Totals...............................      58.7        56.4     6.83        152.0       146.3     7.41
                                                --------    --------     ----     --------    --------    -----
Subtotal:
  Within one year.............................      62.8        63.2     6.59         23.3        23.5     8.84
  One to five years...........................      29.4        29.7     6.67        116.6       117.3     6.91
  Five to ten years...........................   2,374.6     2,348.2     6.77      2,381.4     2,364.6     6.86
  More than ten years.........................     188.8       188.9     7.08         54.8        48.0     7.22
                                                --------    --------     ----     --------    --------    -----
         Totals...............................   2,655.6     2,630.0     6.79      2,576.1     2,553.4     6.89
                                                --------    --------     ====     --------    --------    =====
Collateralized Mortgage Obligations and
  Mortgage-backed Securities..................   4,082.1     4,087.8     7.15        450.5       455.4     7.20
Equity Securities.............................     260.8       260.7      0.0          0.0         0.0      0.0
                                                --------    --------              --------    --------
                                                                         ----                             -----
                                                --------    --------              --------    --------
         Total securities.....................  $6,998.5    $6,978.5     7.00%    $3,026.6    $3,008.8     6.96%
                                                ========    ========     ====     ========    ========    =====

---------------

Notes:

(1) Yields on tax-exempt obligations have been computed on a fully taxable equivalent basis.
(2) Scheduled maturities of collateralized mortgage obligations and mortgage-backed securities have been excluded since their actual maturity may differ due to the uncertain repayment rates of the underlying mortgage assets and other elements within the securities that have an effect on their ultimate maturity. As of December 31, 2000, the anticipated average maturity of collateralized mortgage obligations and mortgage-backed securities was approximately 6.9 years.

SHORT-TERM INVESTMENTS

     At December 31, 2000, total short-term investments were $458.7 million, an increase of $90.6 million from the $368.1 million level at year-end 1999. At year-end 2000, short-term investments included $43.3 million in federal funds sold and securities purchased under resale agreements, $1.0 million in interest-bearing deposits with other banks, trading securities of $71.4 million, and loans held for sale of $343.0 million. Securities held for trading purposes are primarily inventory at the Company's brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 family mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value.

     The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position, in determining desired balances of short-term investments and alternative uses of such funds.

FUNDING

     Total deposits and borrowed funds at December 31, 2000 were $41.2 billion, up 4% from the 1999 level of $39.8 billion. The Company's overall funding level is governed by current and expected asset demand and capital needs. The Company's funding sources can be divided into four broad categories: deposits, short-term borrowings, Federal Home Loan Bank advances and long-term debt. The mixture of these funding types depends upon the Company's maturity and liquidity needs, the current rate environment, and the availability of such funds.

     The Company monitors certain ratios and liability concentrations to ensure funding levels are maintained within established policies. These policies include a maximum short-term liability to total asset ratio of 40% and a limit on funding concentrations from any source, excluding deposits, as a percent of total assets of 20%. Various maturity limits have also been established.

     Deposits are the Company's primary source of funding. At December 31, 2000, total deposits were $30,702.5 million, an increase of 11% from the 1999 level of $27,739.3 million. During 2000, the Company acquired deposits of financial institutions totaling approximately $416.8 million. The remaining $2,546.4 million increase in deposits during 2000 represents an internal growth rate of 9%.

     The largest portion of the increase in total deposits was in time deposits of $100,000 and over, which increased 37% to $10,283.7 million. Consumer time and savings decreased $143.6 million or 1% to $16,524.7 million at December 31, 2000. Non-interest-bearing deposits increased 9% to $3,894.1 million. Non-interest-bearing deposits accounted for 12.7% and 12.8% of total deposits at December 31, 2000 and 1999, respectively.

DEPOSITS (TABLE 9)

     The average daily balance of deposits and rates paid on such deposits are summarized for the last three years in the following table:

                                                           YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                                 2000                1999                1998
                                           ----------------    ----------------    ----------------
                                            AMOUNT     RATE     AMOUNT     RATE     AMOUNT     RATE
                                           ---------   ----    ---------   ----    ---------   ----
                                                                (IN MILLIONS)
Demand deposits:
  Non-interest-bearing...................  $ 3,574.9           $ 3,390.4           $ 2,916.7
  Interest-bearing.......................    3,259.4   2.27%     3,201.6   1.94%     2,809.3   2.13%
Savings deposits.........................    2,108.0   2.94      2,344.8   2.84      1,969.2   3.27
Time deposits............................   20,059.9   5.77     16,876.1   4.94     14,377.3   5.38
                                           ---------           ---------           ---------
          Totals.........................  $29,002.2           $25,812.9           $22,072.5
                                           =========           =========           =========

     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2000, are summarized as follows:

                                                                  TIME        OTHER
                                                              CERTIFICATES     TIME
                                                               OF DEPOSIT    DEPOSITS     TOTAL
                                                              ------------   --------   ---------
                                                                         (IN MILLIONS)
Within three months.........................................    $4,332.7     $3,230.0   $ 7,562.7
After three through six months..............................     1,330.6        102.2     1,432.8
After six through twelve months.............................       683.8          0.0       683.8
After twelve months.........................................       490.5        113.9       604.4
                                                                --------     --------   ---------
          Totals............................................    $6,837.6     $3,446.1   $10,283.7
                                                                ========     ========   =========

     Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and miscellaneous other short-term borrowings (primarily short-term bank notes). Short-term borrowings have become an increasingly used funding source by the Company. Access to alternative short-term funding sources allows the Company to meet its liquidity needs without relying solely on increasing deposits on a short-term basis, which could have the effect of increasing deposit rates on a substantial portion of the deposit base in order to obtain an incremental level of funding.

     Total short-term borrowings decreased $1,107.3 million, or 15%, to $6,289.7 million at December 31, 2000 from $7,397.0 million at December 31, 1999. At December 31, 2000, total short-term borrowings included federal funds purchased of $3,127.6 million, securities sold under agreements to repurchase of $2,131.8 million, and other borrowed funds of $1,030.3 million, which includes $930.0 million in short-term bank notes payable, and other short-term borrowings of $100.3 million. At year-end 2000, total short-term borrowings were 15.3% of total funding compared to 18.6% at December 31, 1999. The decrease in short-term borrowings reflects the maturities of 2,100.0 million of short-term bank notes repaid during 2000, net of new issuances of $930.0 million. Note I to the Consolidated Financial Statements includes additional information relating to outstanding balances and rates on short-term borrowings.

     The Company uses Federal Home Loan Bank ("FHLB") advances as an alternative to other funding sources with similar maturities. FHLB advances totaled $3,052.8 million at December 31, 2000, down $477.5 million from last year's level of $3,530.3 million. Approximately 23% of the year-end balance had floating interest rates, while 77% had fixed interest rates. Also, $780.0 million of FHLB advances outstanding at December 31, 2000 were callable at the discretion of the FHLB. Of the $3,052.8 million outstanding at year-end 2000, $2,351.6 million have remaining maturities of less than five years, and substantially all of the remaining $701.2 million have remaining maturities through 2016. Note J to the Consolidated Financial Statements includes additional information relating to outstanding balances and rates of FHLB advances.

     Long-term debt is used to provide funds to finance long-term assets and is an integral element of the Company's supplemental regulatory capital. Long-term debt consists primarily of subordinated notes and debentures. Long-term debt at December 31, 2000 totaled $1,125.3 million compared to $1,125.5 million at December 31, 1999, a decrease of $0.2 million as a result of repayments. Note K to the Consolidated Financial Statements provides details of long-term debt issues, scheduled maturities, and other terms of the debt agreements.

     For the year ended December 31, 2000, the Company's average long-term debt to equity ratio was 36.7% compared to 39.9% at December 31, 1999. Scheduled maturities of long-term debt are not expected to have a significant impact on the Company's liquidity. There are no plans at present to repay any significant amounts of outstanding indebtedness prior to the scheduled maturity.

LIQUIDITY

     Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, the possible sale of available-for-sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits, the maturity structure of short-term borrowed funds, and the accessibility to market sources of funds. The Consolidated Statements of Cash Flows, included elsewhere in this report, provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 2000.

     Table 5, included elsewhere in this report, shows scheduled loan maturities as of December 31, 2000. Approximately 31% of total loans mature within one year. Of the $21,899.0 million maturing after one year, $8,676.5 million or 40% had adjustable interest rates. Repayments of loans and scheduled loan maturities represent a substantial source of liquidity.

     The Company has $6,978.5 million in securities designated as available-for-sale. Though Management has no present plans to dispose of available-for-sale securities, such securities do represent saleable assets available to meet liquidity needs. Table 8, included elsewhere in this report, shows the maturity distribution of the Corporation's securities portfolio by major category. At December 31, 2000, securities classified as held-to-maturity included $23.3 million of the portfolio which had maturities of one year or less, and $116.6 million that mature within one to five years. Note D to the Consolidated Financial Statements includes an analysis of the amortized cost and fair value of the securities portfolio by contractual maturity, and an analysis of gross unrealized gains and gross unrealized losses in the securities portfolio at December 31, 2000 by major category. For held-to-maturity securities, gross unrealized gains at December 31, 2000 were $13.2 million and gross unrealized losses were $31.1 million.

     Core deposits, defined as total deposits less time deposits of $100,000 and over, constitute the Company's primary source of funding. The growth in core deposits, $193.3 million in 2000, provides additional liquidity. Table 9, included elsewhere in the report, details average balances of deposits by type, the weighted average rate paid by type, and a maturity distribution of deposits of $100,000 or more.

     Short-term funds secured from external sources include federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Average short-term borrowings during 2000 were $7,213.7 million and average short-term investments were $421.9 million, resulting in an average short-term borrowing position of $6,791.8 million in 2000.

     The primary source of funds available to SouthTrust Corporation, the parent company, is payment of dividends from its subsidiary bank. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 2000, $644.5 million of the net assets of the Company's subsidiaries, primarily SouthTrust Bank, was available for payment as dividends without prior regulatory approval. Substantially all other net assets were restricted as to payments to the parent company.

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

     The following table illustrates the expected effect a given parallel interest rate shift would have on the projected net interest income of the Company as of December 31, 2000 and 1999:

                                                              CHANGE IN NET INTEREST
                                                                      INCOME
                                                              -----------------------
CHANGE IN INTEREST RATES                                           $            %
------------------------                                      -----------    --------
2000
  + 100 basis points........................................   $(68,061)      (4.62)%
  - 100 basis points........................................     32,503        2.21

1999
  + 100 basis points........................................   $(74,220)      (4.87)%
  - 100 basis points........................................     58,997        3.87

     The following table is an analysis of the Company's interest rate sensitivity position at December 31, 2000 and 1999. The interest rate sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate sensitivity gap. Factors considered are the contractual terms of the underlying obligations, including off-balance sheet items such as interest rate swaps, as well as Management's estimates of prepayment patterns and interest sensitivity of core deposits. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change. In addition, significant variations in interest rate sensitivity may exist within the repricing periods presented in which the Company has interest rate positions.

INTEREST RATE SENSITIVITY ANALYSIS (TABLE 10)

                                                                         DECEMBER 31, 2000
                                  -----------------------------------------------------------------------------------------------
                                    0-30        31-90      91-180      181-365       1-5       OVER 5    NON-INTEREST
                                    DAYS        DAYS        DAYS        DAYS        YEARS      YEARS      SENSITIVE       TOTAL
                                  ---------   ---------   ---------   ---------   ---------   --------   ------------   ---------
                                                                           (IN MILLIONS)
Variable-rate commercial and
 real estate loans.............   $11,451.1   $ 1,257.0   $   317.3   $   294.9   $ 1,130.7   $  247.0    $     0.0     $14,698.0
Fixed-rate commercial and real
 estate loans..................       679.0       462.3       512.2     1,025.4     6,787.5    2,481.4          0.0      11,947.8
Other loans....................     1,860.3       471.9       222.6       376.2     1,405.0      414.4          0.0       4,750.4
                                  ---------   ---------   ---------   ---------   ---------   --------    ---------     ---------
       Total loans.............    13,990.4     2,191.2     1,052.1     1,696.5     9,323.2    3,142.8          0.0      31,396.2
Securities.....................     1,326.2        66.2        86.1       641.0     1,847.7    6,037.9          0.0      10,005.1
Other interest-earning
 assets........................       182.3       276.4         0.0         0.0         0.0        0.0          0.0         458.7
                                  ---------   ---------   ---------   ---------   ---------   --------    ---------     ---------
       Total interest-earning
         assets................    15,498.9     2,533.8     1,138.2     2,337.5    11,170.9    9,180.7          0.0      41,859.9
Allowance for loan losses......         0.0         0.0         0.0         0.0         0.0        0.0       (450.4)       (450.4)
Other assets...................         0.0         0.0         0.0         0.0         0.0        0.0      3,736.9       3,736.9
                                  ---------   ---------   ---------   ---------   ---------   --------    ---------     ---------
       Total assets............   $15,498.9   $ 2,533.8   $ 1,138.2   $ 2,337.5   $11,170.9   $9,180.7    $ 3,286.5     $45,146.5
                                  =========   =========   =========   =========   =========   ========    =========     =========
Non-interest bearing demand
 deposits......................         0.0   $     0.0   $     0.0   $     0.0   $     0.0   $    0.0    $ 3,894.1     $ 3,894.1
Interest bearing demand
 deposits......................       502.3     1,426.3         0.0         0.0     1,509.3        0.0          0.0       3,437.9
Money market deposits..........       458.1     1,374.4         0.0         0.0     1,221.6        0.0          0.0       3,054.1
Savings deposits...............       193.0         0.0         0.0         0.0     1,737.6        0.0          0.0       1,930.6
Time deposits under
 $100,000......................       776.8     1,462.4     1,169.7     2,544.1     2,137.5       11.6          0.0       8,102.1
Other time deposits............     4,525.1     2,980.8     1,392.1       671.9       558.1      155.7          0.0      10,283.7
                                  ---------   ---------   ---------   ---------   ---------   --------    ---------     ---------
       Total deposits..........     6,455.3     7,243.9     2,561.8     3,216.0     7,164.1      167.3      3,894.1      30,702.5
Short-term borrowings..........     5,651.5       327.0       261.0        50.2         0.0        0.0          0.0       6,289.7
FHLB advances..................     1,750.0       700.0         0.0         0.1         0.0      602.7          0.0       3,052.8
Long-term debt.................         0.0        25.0         0.0         0.0       300.0      800.3          0.0       1,125.3
Other liabilities..............         0.0         0.0         0.0         0.0         0.0        0.0        623.7         623.7
Stockholders' equity...........         0.0         0.0         0.0         0.0         0.0        0.0      3,352.5       3,352.5
                                  ---------   ---------   ---------   ---------   ---------   --------    ---------     ---------
       Total liabilities and
         stockholders'
         equity................   $13,856.8   $ 8,295.9   $ 2,822.8   $ 3,266.3   $ 7,464.1   $1,570.3    $ 7,870.3     $45,146.5
                                  =========   =========   =========   =========   =========   ========    =========     =========
Interest rate gap..............   $ 1,642.0   $(5,762.1)  $(1,684.6)  $  (928.8)  $ 3,706.8   $7,610.4    $(4,583.7)
Effect of interest rate
 swaps.........................      (280.0)   (1,903.9)     (175.4)      359.8     1,294.5      705.0
                                  ---------   ---------   ---------   ---------   ---------   --------
Cumulative interest rate gap...   $ 1,362.0   $(6,304.0)  $(8,164.0)  $(8,733.0)  $(3,731.7)  $4,583.7
                                  =========   =========   =========   =========   =========   ========
Cumulative gap as a percentage
 of earning assets --
 December 31, 2000.............        3.25%     (15.06)%    (19.50)%    (20.86)%     (8.91)%    10.95%
 December 31, 1999.............       (2.09)%    (24.07)%    (26.56)%    (28.88)%    (14.50)%     7.93%

---------------

Significant assumptions:

(1) Allocations to specific interest sensitivity periods are based on the earlier of the repricing or maturity dates. These allocations have been adjusted for any estimated early principal payoffs, including callable bonds, mortgage-backed securities, 1-4 family mortgages, trading securities and loans held for sale.
(2) Interest-bearing demand, money market and savings deposit account repricing volumes are based on management assumptions of the sensitivity of these accounts in relation to changes in short-term market rates.
(3) Non-accrual loans are included in their respective loan categories and are classified in the "1-5 year" repricing period.

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

     Stockholders' equity at December 31, 2000 was $3,352.5 million or 7.43% of year-end assets compared to $2,927.4 million or 6.77% in 1999. During 2000, net income added $482.3 million to stockholders' equity and dividends declared totaled $168.1 million, resulting in an internal common equity generation rate of 10.2% in 2000 compared to 10.5% in 1999.

     During 2000, sales of common stock through the Dividend Reinvestment Plan, the stock option plans, and the Long-term Incentive Plan totaled 454,221 shares and added $8.2 million to equity. During 2000, 699,876 shares were issued in a business combination and added $6.1 million to equity. The net unrealized gain after tax on available-for-sale securities resulted in a net increase to equity of $96.8 million for the year ended December 31, 2000, compared to a net reduction of $114.5 million for the year ended December 31, 1999. Treasury stock purchases of 6,015 shares reduced equity by $0.2 million during the year ended December 31, 2000.

     The annual dividend rate during 2000 was $1.00 per share, representing a 14% increase over 1999. For 2001 the indicated annual dividend rate is $1.12 per share, marking the thirty-first consecutive year in which SouthTrust has increased its dividend. The dividend pay-out ratio during 2000 was 34.9%. Item 5, Market for the Registrant's Common Equity and Related Stockholder Information, includes a five-year history of the dividend pay-out ratio.

     The Federal Reserve Board, which is the regulatory agency governing bank holding companies, sets guidelines for determining ratios to aid in the analysis and determination of capital levels required to support a company's operations. Likewise, the FDIC prescribes various minimum levels of capital which must be held by the Company's subsidiary bank. The Federal Reserve Board and the FDIC have adopted risk-based capital guidelines that incorporate factors weighing the relative credit risk of assets and items with off-balance sheet exposure. The guidelines also define regulatory capital, placing strong emphasis on the equity components of regulatory capital.

     The rules require a minimum risk-based capital ratio of 8%, at least one-half of which must be made up of Core or Tier 1 capital elements. Tier 1 capital generally consists of common stock, capital surplus and retained earnings less treasury stock, certain intangible assets and accumulated other comprehensive income. Total risk-based capital includes Tier 1 capital, Tier 2 capital elements which consist of certain subordinated debt and the allowance for loan losses subject to certain limitations, and Tier 3 capital which includes qualifying unsecured subordinated debt. Tier 3 capital guidelines are only applicable to institutions that exceed certain prescribed trading activity thresholds. Currently, the Company is not subject to the Tier 3 capital requirements. The guidelines also impose a leverage requirement, defined as the ratio of Tier 1 capital to quarter average assets subject to certain adjustments. The leverage ratio generally must exceed 4%. At December 31, 2000, SouthTrust had a total risk-based capital ratio of 10.98%, consisting of Tier 1 capital elements of 7.42% and Tier 2 capital elements of 3.56%. The leverage ratio was 6.33% as of year-end 2000. The Federal Deposit Insurance Corporation Improvement Act of 1995 provided further guidance as to capital levels to be maintained by insured depository institutions and corresponding supervisory treatments. Under these guidelines, the subsidiary bank is considered "well capitalized," the highest of the five supervisory groupings.

CAPITAL POSITION (TABLE 11)

     The following are the Company's risk-based capital ratios for the years ended December 31, 2000 and 1999:

                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Tier 1 capital ratio........................................   7.42%    6.65%
Supplemental capital element................................   3.56     3.76
                                                              -----    -----
          Total risk-based capital ratio....................  10.98%   10.41%
                                                              =====    =====
Leverage ratio..............................................   6.33%    5.81%
                                                              =====    =====

QUARTERLY INCOME INFORMATION (TABLE 12)

     The Company's unaudited consolidated operating results for each quarter of 2000 and 1999 are summarized in the table below:

                                                          2000                                        1999
                                        -----------------------------------------   -----------------------------------------
                                                   THREE MONTHS ENDED                          THREE MONTHS ENDED
                                        -----------------------------------------   -----------------------------------------
                                         DEC 31    SEPT 30     JUN 30     MAR 31     DEC 31    SEPT 30     JUN 30     MAR 31
                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income.......................  $874,366   $862,571   $841,644   $815,507   $790,269   $750,123   $695,288   $670,767
Interest expense......................   535,123    523,040    490,841    459,347    432,401    394,381    358,493    354,263
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net interest income...................   339,243    339,531    350,803    356,160    357,868    355,742    336,795    316,504
Provision for loan losses.............    19,530     18,453     24,182     30,662     36,354     42,757     31,776     30,362
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net interest income after provision
  for loan losses.....................   319,713    321,078    326,621    325,498    321,514    312,985    305,019    286,142
Non-interest income (excluding
  securities transactions)............   126,109    158,584    119,143    112,915    112,860    113,231    107,196    111,009
Securities gains (losses).............        46    (11,598)       (77)       561       (804)       216       (206)        55
Non-interest expense..................   265,565    289,203    268,816    263,612    260,160    258,812    248,886    242,643
                                        --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes............   180,303    178,861    176,871    175,362    173,410    167,620    163,123    154,563
Income tax expense....................    57,553     57,241     56,999     57,274     57,504     54,563     53,437     50,039
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net income............................  $122,750   $121,620   $119,872   $118,088   $115,906   $113,057   $109,686   $104,524
                                        ========   ========   ========   ========   ========   ========   ========   ========
Net income per share -- basic.........  $   0.73   $   0.73   $   0.71   $   0.70   $   0.69   $   0.67   $   0.66   $   0.62
Net income per share -- diluted.......      0.73       0.72       0.71       0.70       0.69       0.67       0.65       0.62
Dividends declared per share..........      0.25       0.25       0.25       0.25       0.22       0.22       0.22       0.22

CAPITAL STOCK (TABLE 13)

                                                                       STOCK MARKET
                                                     BOOK VALUE        PRICE RANGE
                                                    PER SHARE AT     ----------------    DIVIDENDS
                                                    END OF PERIOD     LOW       HIGH     PER SHARE
                                                    -------------    ------    ------    ---------
2000
  First Quarter...................................     $17.69        $20.88    $37.06      $0.25
  Second Quarter..................................      18.22         22.50     30.38       0.25
  Third Quarter...................................      18.96         22.63     32.13       0.25
  Fourth Quarter..................................      19.83         27.50     41.06       0.25
          Year....................................                    20.88     41.06       1.00
1999
  First Quarter...................................     $16.72        $35.38    $42.38      $0.22
  Second Quarter..................................      16.90         36.00     42.88       0.22
  Third Quarter...................................      17.20         32.75     38.94       0.22
  Fourth Quarter..................................      17.44         32.75     41.81       0.22
          Year....................................                    32.75     42.88       0.88

SIX-YEAR CONDENSED BALANCE SHEETS (TABLE 14)

                                                                                                                  GROWTH RATES
                                                                                                               ------------------
                                                                                                                ONE     FIVE-YEAR
                                         2000        1999        1998        1997        1996        1995       YEAR    COMPOUND
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------   ---------
                                                                   (IN MILLIONS)
AVERAGE BALANCES:
  Loans, net of unearned income......  $32,022.6   $29,307.9   $24,609.0   $20,888.9   $16,885.4   $13,326.1     9.26%    19.17%
  Available-for-sale securities......    5,343.4     4,420.3     3,340.0     3,272.1     2,825.5     2,209.4    20.88     19.32
  Held-to-maturity securities........    2,988.4     2,863.6     2,735.6     2,227.4     1,721.9     1,838.3     4.36     10.21
  Short-term investments:
    Federal funds sold and securities
      purchased under resale
      agreements.....................       49.7        53.2        34.5        28.3        66.5        29.6    (6.58)    10.92
    Interest-bearing deposits in
      other banks....................        0.8         1.2         1.1        18.0        17.5        16.8   (33.33)   (45.61)
    Trading securities...............       58.8        54.7        43.5        30.3        15.4        15.1     7.50     31.24
    Loans held for sale..............      312.6       406.1       644.1       304.7       242.6       180.9   (23.02     11.56
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total short-term
          investments................      421.9       515.2       723.2       381.3       342.0       242.4   (18.11)    11.72
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total interest-earning
          assets.....................   40,776.3    37,107.0    31,407.8    26,769.7    21,774.8    17,616.2     9.89     18.28
Allowance for loan losses............     (453.5)     (407.0)     (350.1)     (298.2)     (239.3)     (187.1)   11.43     19.37
Other assets.........................    3,736.1     3,538.5     3,039.6     2,000.9     1,748.5     1,554.8     5.58     19.17
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total assets.................  $44,058.9   $40,238.5   $34,097.3   $28,472.4   $23,284.0   $18,983.9     9.49%    18.34%
                                       =========   =========   =========   =========   =========   =========   ======    ======
Deposits:
  Interest-bearing...................  $25,427.3   $22,422.5   $19,155.8   $15,675.2   $13,607.5   $11,588.9    13.40%    17.02%
  Other..............................    3,574.9     3,390.4     2,916.7     2,477.2     2,270.5     2,023.3     5.44     12.06
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total deposits...............   29,002.2    25,812.9    22,072.5    18,152.4    15,878.0    13,612.2    12.36     16.33
Federal funds purchased and other
  short-term borrowed funds..........    7,213.7     6,945.8     4,976.2     4,834.8     3,636.7     2,995.9     3.86     19.21
Federal Home Loan Bank advances......    3,047.3     3,043.2     2,767.5     2,107.6     1,088.3       351.1     0.13     54.06
Long-term debt.......................    1,125.4     1,121.6     1,204.1       986.8       696.6       486.0     0.34     18.29
Other liabilities....................      601.7       501.0       529.8       439.6       384.8       277.9    20.10     16.71
Stockholders' equity.................    3,068.6     2,814.0     2,547.2     1,951.2     1,599.6     1,260.8     9.05     19.47
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total liabilities and
          stockholders' equity.......  $44,058.9   $40,238.5   $34,097.3   $28,472.4   $23,284.0   $18,983.9     9.49%    18.34%
                                       =========   =========   =========   =========   =========   =========   ======    ======
YEAR-END BALANCES:
Loans, net of unearned income........  $31,396.2   $31,697.8   $27,317.5   $22,474.8   $19,331.1   $14,655.1    (0.95)%   16.46%
Available-for-sale securities........    6,978.5     5,061.0     3,802.7     2,917.1     2,859.0     2,614.8    37.89     21.69
Held-to-maturity securities..........    3,026.6     2,987.0     2,988.4     2,557.2     1,956.6     1,585.6     1.33     13.80
Short-term investments:
  Federal funds sold and securities
    purchased under resale
    agreements.......................       43.3        46.4        76.3        49.2        12.2       100.3    (6.68)   (15.46)
  Interest-bearing deposits in other
    banks............................        1.0         0.4         0.5         0.2         4.2        18.7       --    (44.33)
  Trading securities.................       71.4        69.5        73.2        58.8        17.8        15.7     2.73     35.38
  Loans held for sale................      343.0       251.8       707.6       403.8       191.3       221.4    36.22      9.15
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total short-term
          investments................      458.7       368.1       857.6       512.0       225.5       356.1    24.61      5.19
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total interest-earning
          assets.....................   41,860.0    40,113.9    34,966.2    28,461.1    24,372.2    19,211.6     4.35     16.85
Allowance for loan losses............     (450.4)     (442.3)     (377.5)     (315.5)     (269.9)     (206.6)    1.83     16.87
Other assets.........................    3,736.9     3,590.9     3,545.1     2,760.8     2,120.9     1,782.0     4.07     15.96
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total assets.................  $45,146.5   $43,262.5   $38,133.8   $30,906.4   $26,223.2   $20,787.0     4.35%    16.78%
                                       =========   =========   =========   =========   =========   =========   ======    ======
Deposits:
  Interest-bearing...................  $26,808.4   $24,182.1   $21,373.5   $16,754.7   $14,725.1   $12,303.1    10.86%    16.86%
  Other..............................    3,894.1     3,557.2     3,466.4     2,831.9     2,580.4     2,272.0     9.47     11.38
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total deposits...............   30,702.5    27,739.3    24,839.9    19,586.6    17,305.5    14,575.1    10.68     16.07
Federal funds purchased and other
  short-term borrowed funds..........    6,289.7     7,397.0     6,113.0     4,750.4     4,071.0     3,207.4   (14.97)    14.42
Federal Home Loan Bank advances......    3,052.8     3,530.3     2,780.4     2,782.4     1,744.2       651.9   (13.53)    36.18
Long-term debt.......................    1,125.3     1,125.5     1,154.9     1,106.4       983.2       535.4    (0.02)    16.02
Other liabilities....................      623.7       543.0       507.3       486.0       384.4       386.3    14.86     10.06
Stockholders' equity.................    3,352.5     2,927.4     2,738.3     2,194.6     1,734.9     1,430.9    14.52     18.56
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total liabilities and
          stockholders' equity.......  $45,146.5   $43,262.5   $38,133.8   $30,906.4   $26,223.2   $20,787.0     4.35%    16.78%
                                       =========   =========   =========   =========   =========   =========   ======    ======

SIX-YEAR SUMMARY OF EARNINGS (TABLE 15)

                                                                                                                GROWTH RATES
                                                                                                            ---------------------
                                                                                                               ONE      FIVE-YEAR
                                 2000         1999         1998         1997         1996         1995        YEAR      COMPOUND
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans, including fees.....  $2,784,506   $2,386,713   $2,102,095   $1,831,156   $1,483,705   $1,208,209       16.67%     18.17%
  Available-for-sale
    securities..............     370,628      286,701      210,489      215,015      179,920      139,451       29.27      21.59
  Held-to-maturity
    securities..............     204,945      196,169      192,345      157,165      117,835      121,435        4.47      11.03
  Federal funds sold and
    securities purchased
    under resale
    agreements..............       3,176        2,784        1,929        1,605        3,582        1,743       14.08      12.75
  Time deposits in other
    banks...................          70           30           65        1,072        1,015        1,079          --     (42.14)
  Trading securities........       3,177        4,465        3,213        1,844          629          859      (28.85)     29.90
  Loans held for sale.......      27,586       29,585       47,326       24,395       17,534       11,847       (6.76)     18.42
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------    -------
        Total interest
          income............   3,394,088    2,906,447    2,557,462    2,232,252    1,804,220    1,484,623       16.78      17.98
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------    -------
INTEREST EXPENSE:
  Deposits..................   1,292,565      962,504      897,903      745,122      644,613      564,064       34.29      18.04
  Short-term borrowings.....     456,093      353,281      264,980      266,816      194,159      174,330       29.10      21.21
  Federal Home Loan Bank
    advances................     184,062      157,305      146,708      112,646       57,387       20,511       17.01      55.09
  Long-term debt............      75,631       66,448       76,665       61,495       42,035       32,518       13.82      18.39
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------    -------
        Total interest
          expense...........   2,008,351    1,539,538    1,386,256    1,186,079      938,194      791,423       30.45      20.47
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------    -------
        Net interest
          income............   1,385,737    1,366,909    1,171,206    1,046,173      866,026      693,200        1.38      14.86
  Provision for loan
    losses..................      92,827      141,249       94,796       90,613       90,027       61,286      (34.28)      8.66
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------    -------
        Net interest income
          after provision
          for loan losses...   1,292,910    1,225,660    1,076,410      955,560      775,999      631,914        5.49      15.39
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------    -------
NON-INTEREST INCOME:
  Service charges on deposit
    accounts................     212,917      186,374      159,888      125,529      109,213       93,276       14.24      17.95
  Mortgage banking
    operations..............      38,094       44,175       41,565       27,242       42,096       31,712      (13.77)      3.74
  Bank card fees............      33,809       31,142       27,785       22,981       22,727       18,699        8.56      12.58
  Debit card fees...........      25,784       17,670        7,854        4,340            0            0       45.92         --
  Trust fees................      32,116       30,254       27,704       24,529       21,886       18,936        6.15      11.14
  Trading account profits
    and commissions.........      39,399       35,674       26,269       15,716       12,163        9,291       10.44      33.50
  Bank owned life
    insurance...............      50,920       41,404       32,580          603            0            0       22.98         --
  Gains on loans held for
    sale, net...............       8,355       15,349       18,420       11,074        8,910          399      (45.57)     83.74
  Securities gains
    (losses)................     (11,068)        (739)          94          201        1,291          202          --         --
  Other.....................      75,357       42,254       43,683       38,292       36,523       36,149       78.34      15.83
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------    -------
        Total non-interest
          income............     505,683      443,557      385,842      270,507      254,809      208,664       14.01      19.37
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------    -------
NON-INTEREST EXPENSE:
  Salaries and employee
    benefits................     571,815      540,382      495,837      404,846      331,600      281,546        5.82      15.22
  Net occupancy.............      93,426       81,984       72,538       60,158       49,361       43,423       13.96      16.56
  Equipment.................      74,339       67,734       61,005       45,724       37,336       30,932        9.75      19.17
  Professional services.....      72,892       67,411       57,503       51,414       45,596       34,785        8.13      15.95
  Communications............      51,543       51,516       47,073       36,452       30,791       25,157        0.05      15.43
  Business development......      29,267       31,149       30,263       26,312       23,199       21,221       (6.04)      6.64
  Supplies..................      24,237       25,274       29,054       23,190       17,250       12,051       (4.10)     15.00
  Goodwill and core deposit
    amortization............      51,544       40,568       29,142       19,703       17,402       14,945       27.06      28.10
  Other.....................     118,133      104,483       92,028       80,417       90,763       72,474       13.06      10.27
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------    -------
        Total non-interest
          expense...........   1,087,196    1,010,501      914,443      748,216      643,298      536,534        7.59      15.17
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------    -------
        Income before income
          taxes.............     711,397      658,716      547,809      477,851      387,510      304,044        8.00      18.53
  Income tax expense........     229,067      215,543      179,199      171,143      132,807      105,039        6.27      16.88
                              ----------   ----------   ----------   ----------   ----------   ----------   ---------    -------
NET INCOME..................  $  482,330   $  443,173   $  368,610   $  306,708   $  254,703   $  199,005        8.84%     19.37%
                              ==========   ==========   ==========   ==========   ==========   ==========   =========    =======
Average shares outstanding--
  basic.....................     168,218      167,560      162,732      149,684      141,183      125,838        0.39%      5.98%
Average shares
  outstanding -- diluted....     168,906      168,778      164,148      151,008      142,154      126,687        0.08       5.92
Net income per
  share -- basic............  $     2.87   $     2.64   $     2.27   $     2.05   $     1.80   $     1.58        8.71      12.68
Net income per
  share -- diluted..........        2.86         2.63         2.25         2.03         1.79         1.57        8.75      12.74
Dividends declared per
  share.....................        1.00         0.88         0.76         0.67         0.59         0.53       13.64      13.54

                             SOUTHTRUST CORPORATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SouthTrust Corporation:

     We have audited the accompanying consolidated balance sheets of SouthTrust Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SouthTrust Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Birmingham, Alabama
January 26, 2001

                             SOUTHTRUST CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.....................................  $    959,750    $    874,999
Short-term investments:
  Federal funds sold and securities purchased under resale
    agreements..............................................        43,273          46,350
  Interest-bearing deposits in other banks..................           964             417
  Trading securities........................................        71,456          69,508
  Loans held for sale.......................................       343,013         251,844
                                                              ------------    ------------
         Total short-term investments.......................       458,706         368,119
Available-for-sale securities...............................     6,978,510       5,061,001
Held-to-maturity securities(1)..............................     3,026,631       2,986,958
Loans.......................................................    31,696,912      31,972,758
Less --
  Unearned income...........................................       300,756         274,917
  Allowance for loan losses.................................       450,348         442,343
                                                              ------------    ------------
         Net loans..........................................    30,945,808      31,255,498
Premises and equipment, net.................................       738,392         730,602
Due from customers on acceptances...........................        26,329          20,574
Goodwill and core deposit intangibles.......................       580,162         583,303
Bank owned life insurance...................................       887,632         742,370
Other assets................................................       544,611         639,088
                                                              ------------    ------------
         Total assets.......................................  $ 45,146,531    $ 43,262,512
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest-bearing..........................................  $ 26,808,453    $ 24,182,135
  Other.....................................................     3,894,086       3,557,210
                                                              ------------    ------------
         Total deposits.....................................    30,702,539      27,739,345
Federal funds purchased and securities sold under agreements
  to repurchase.............................................     5,259,422       5,191,057
Other short-term borrowings.................................     1,030,297       2,205,933
Bank acceptances outstanding................................        26,329          20,574
Federal Home Loan Bank advances.............................     3,052,781       3,530,324
Long-term debt..............................................     1,125,311       1,125,483
Other liabilities...........................................       597,392         522,367
                                                              ------------    ------------
         Total liabilities..................................    41,794,071      40,335,083
Stockholders' equity:
  Preferred stock, par value $1.00 a share(2)...............             0               0
  Common stock, par value $2.50 a share(3)..................       425,981         423,096
  Capital surplus...........................................       759,968         750,820
  Retained earnings.........................................     2,202,901       1,886,481
  Accumulated other comprehensive loss......................       (12,164)       (108,928)
  Treasury stock, at cost(4)................................       (24,226)        (24,040)
                                                              ------------    ------------
         Total stockholders' equity.........................     3,352,460       2,927,429
                                                              ------------    ------------
         Total liabilities and stockholders' equity.........  $ 45,146,531    $ 43,262,512
                                                              ============    ============
---------------
(1) Held-to-maturity securities-fair value..................  $  3,008,750    $  2,863,710
(2) Preferred shares authorized.............................     5,000,000       5,000,000
    Preferred shares issued.................................             0               0
(3) Common shares authorized................................   500,000,000     500,000,000
    Common shares issued....................................   170,392,488     169,238,391
(4) Treasury shares of common stock.........................     1,339,057       1,333,042

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                2000          1999          1998
                                                             -----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Loans, including fees....................................  $2,784,506    $2,386,713    $2,102,095
  Available-for-sale securities............................     370,628       286,701       210,489
  Held-to-maturity securities..............................     204,945       196,169       192,345
  Short-term investments...................................      34,009        36,864        52,533
                                                             ----------    ----------    ----------
          Total interest income............................   3,394,088     2,906,447     2,557,462
                                                             ----------    ----------    ----------
INTEREST EXPENSE
  Deposits.................................................   1,292,565       962,504       897,903
  Short-term borrowings....................................     456,093       353,281       264,980
  Federal Home Loan Bank advances..........................     184,062       157,305       146,708
  Long-term debt...........................................      75,631        66,448        76,665
                                                             ----------    ----------    ----------
          Total interest expense...........................   2,008,351     1,539,538     1,386,256
                                                             ----------    ----------    ----------
          Net interest income..............................   1,385,737     1,366,909     1,171,206
Provision for loan losses..................................      92,827       141,249        94,796
                                                             ----------    ----------    ----------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN
            LOSSES.........................................   1,292,910     1,225,660     1,076,410
NON-INTEREST INCOME
  Service charges on deposit accounts......................     212,917       186,374       159,888
  Mortgage banking operations..............................      38,094        44,175        41,565
  Bank card fees...........................................      33,809        31,142        27,785
  Debit card fees..........................................      25,784        17,670         7,854
  Trust fees...............................................      32,116        30,254        27,704
  Trading account profits and commissions..................      39,399        35,674        26,269
  Bank owned life insurance................................      50,920        41,404        32,580
  Gains on loans held for sale, net........................       8,355        15,349        18,420
  Securities gains (losses)................................     (11,068)         (739)           94
  Other....................................................      75,357        42,254        43,683
                                                             ----------    ----------    ----------
          Total non-interest income........................     505,683       443,557       385,842
                                                             ----------    ----------    ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits...........................     571,815       540,382       495,837
  Net occupancy............................................      93,426        81,984        72,538
  Equipment................................................      74,339        67,734        61,005
  Professional services....................................      72,892        67,411        57,503
  Communications...........................................      51,543        51,516        47,073
  Business development.....................................      29,267        31,149        30,263
  Supplies.................................................      24,237        25,274        29,054
  Goodwill and core deposit amortization...................      51,544        40,568        29,142
  Other....................................................     118,133       104,483        92,028
                                                             ----------    ----------    ----------
          Total non-interest expense.......................   1,087,196     1,010,501       914,443
                                                             ----------    ----------    ----------
Income before income taxes.................................     711,397       658,716       547,809
Income tax expense.........................................     229,067       215,543       179,199
                                                             ----------    ----------    ----------
NET INCOME.................................................  $  482,330    $  443,173    $  368,610
                                                             ==========    ==========    ==========
Average shares outstanding -- basic (in thousands).........     168,218       167,560       162,732
Average shares outstanding -- diluted (in thousands).......     168,906       168,778       164,148
Net income per share -- basic..............................  $     2.87    $     2.64    $     2.27
Net income per share -- diluted............................        2.86          2.63          2.25
Dividends declared per share...............................        1.00          0.88          0.76

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   ACCUMULATED
                                                COMMON    CAPITAL     RETAINED    OTHER COMPRE-   TREASURY
                                                STOCK     SURPLUS     EARNINGS    HENSIVE LOSS     STOCK       TOTAL
                                               --------   --------   ----------   -------------   --------   ----------
                                                                            (IN THOUSANDS)
DECEMBER 31, 1997............................  $386,626   $486,166   $1,321,586     $  11,176     $(10,913)  $2,194,641
  Net income.................................         0          0      368,610             0            0      368,610
  Unrealized loss on available-for-sale
    securities, net of tax of $3,502.........         0          0            0        (5,646)           0       (5,646)
                                                                                                             ----------
  Comprehensive income.......................                                                                   362,964
  Dividends declared ($.76 per share)........         0          0     (124,119)            0            0     (124,119)
  Issuance of 523,119 shares of Common Stock
    for stock options exercised..............     1,308      4,473            0             0            0        5,781
  Issuance of 164,869 shares of Common Stock
    for dividend reinvestment and stock
    purchase plans...........................       412      6,199            0             0            0        6,611
  Issuance of 37,359 shares of Common Stock
    under employee discounted stock purchase
    plan.....................................        94      1,072            0             0            0        1,166
  Issuance of 62,846 shares of Common Stock
    under long-term incentive plan...........       157      1,571            0             0            0        1,728
  Issuance of 6,547,500 shares of Common
    Stock in offering........................    16,369    216,804            0             0            0      233,173
  Issuance of 6,241,013 shares of Common
    Stock for acquisitions accounted for as
    poolings-of-interest.....................    15,603     17,292       24,609             0            0       57,504
  Purchase of 29,219 shares of treasury
    stock....................................         0          0            0             0       (1,183)      (1,183)
                                               --------   --------   ----------     ---------     --------   ----------
DECEMBER 31, 1998............................   420,569    733,577    1,590,686         5,530      (12,096)   2,738,266
  Net income.................................         0          0      443,173             0            0      443,173
  Unrealized loss on available-for-sale
    securities, net of tax of $67,715........         0          0            0      (114,458)           0     (114,458)
                                                                                                             ----------
  Comprehensive income.......................                                                                   328,715
  Dividends declared ($.88 per share)........         0          0     (147,443)            0            0     (147,443)
  Issuance of 275,824 shares of Common Stock
    for stock options exercised..............       689      3,963            0             0            0        4,652
  Issuance of 170,782 shares of Common Stock
    for dividend reinvestment and stock
    purchase plans...........................       427      5,826            0             0            0        6,253
  Issuance of 34,720 shares of Common Stock
    under employee discounted stock purchase
    plan.....................................        87        978            0             0            0        1,065
  Issuance of 47,853 shares of Common Stock
    under long-term incentive plan...........       120      1,035            0             0            0        1,155
  Issuance of 481,759 shares of Common Stock
    for acquisitions accounted for as
    poolings-of-interest.....................     1,204      5,441           65             0            0        6,710
  Purchase of 316,883 shares of treasury
    stock....................................         0          0            0             0      (11,944)     (11,944)
                                               --------   --------   ----------     ---------     --------   ----------
DECEMBER 31, 1999............................   423,096    750,820    1,886,481      (108,928)     (24,040)   2,927,429
  Net income.................................         0          0      482,330             0            0      482,330
  Unrealized gain on available-for-sale
    securities, net of tax of ($56,634)......         0          0            0        96,764            0       96,764
                                                                                                             ----------
  Comprehensive income.......................                                                                   579,094
  Dividends declared ($1.00 per share).......         0          0     (168,120)            0            0     (168,120)
  Issuance of 291,537 shares of Common Stock
    for stock options exercised..............       729      2,950            0             0            0        3,679
  Issuance of 118,620 shares of Common Stock
    for dividend reinvestment and stock
    purchase plans...........................       296      3,111            0             0            0        3,407
  Issuance of 44,064 shares of Common Stock
    under long-term incentive plan...........       110        973            0             0            0        1,083
  Issuance of 699,876 shares of Common Stock
    for acquisitions accounted for as
    poolings-of-interest.....................     1,750      2,114        2,210             0            0        6,074
  Purchase of 6,015 shares of treasury
    stock....................................         0          0            0             0         (186)        (186)
                                               --------   --------   ----------     ---------     --------   ----------
DECEMBER 31, 2000............................  $425,981   $759,968   $2,202,901     $ (12,164)    $(24,226)  $3,352,460
                                               ========   ========   ==========     =========     ========   ==========

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $   482,330   $   443,173   $   368,610
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Provision (credit) for:
    Loan losses.............................................       92,827       141,249        94,796
    Depreciation of premises and equipment..................       61,342        56,080        50,699
    Amortization of intangibles.............................       62,860        53,969        44,502
    Amortization of security premium........................        1,777         2,311         2,042
    Accretion of security discount..........................       (3,410)       (4,686)       (5,383)
    Deferred income taxes...................................       68,851        41,566        48,843
    Bank owned life insurance...............................      (50,920)      (41,404)      (32,580)
  Net gain on loans held for sale...........................       (8,355)      (15,349)      (18,420)
  Net (gains) losses on available-for-sale securities.......       11,068           739           (94)
  Net gain on sale of mortgage servicing rights.............      (32,344)            0             0
  Origination and purchase of loans held for sale...........   (2,312,903)   (2,868,073)   (3,665,643)
  Proceeds from loans held for sale.........................    2,230,089     3,027,210     3,380,314
  Net (increase) decrease in trading securities.............       (1,948)        3,708       (14,465)
  Net (increase) decrease in other assets...................       55,870       (81,636)      (98,857)
  Net increase (decrease) in other liabilities..............      102,438        34,032       (19,260)
                                                              -----------   -----------   -----------
    Net cash provided by operating activities...............      759,572       792,889       135,104
INVESTING ACTIVITIES:
  Proceeds from maturities/calls of:
    Available-for-sale securities...........................      163,179       719,983     1,266,217
    Held-to-maturity securities.............................      341,338     1,322,684     2,104,486
  Proceeds from sales of available-for-sale securities......      837,395       461,746       321,522
  Purchases of:
    Available-for-sale securities...........................     (887,159)   (2,525,010)   (2,313,956)
    Held-to-maturity securities.............................     (345,817)   (1,215,345)   (2,264,771)
    Premises and equipment..................................      (56,902)      (75,695)      (83,824)
  Net (increase) decrease in:
    Short-term investments..................................       31,210       142,008        33,837
    Loans...................................................   (1,386,743)   (3,741,665)   (3,662,559)
  Purchases of bank owned life insurance....................     (100,000)            0      (175,000)
  Net cash received (paid) in acquisitions..................      (37,846)      (77,216)    2,828,596
                                                              -----------   -----------   -----------
    Net cash used in investing activities...................   (1,441,345)   (4,988,510)   (1,945,452)
FINANCING ACTIVITIES:
  Net increase(decrease) in:
    Deposits................................................    2,546,355     2,246,912       473,413
    Short-term borrowings...................................   (1,111,045)    1,283,962     1,255,810
  Proceeds from:
    Common stock issuances..................................        7,086        11,969       246,731
    Federal Home Loan Bank advances.........................    3,400,764     2,550,014       300,281
    Long-term debt issuances................................            0        50,148       200,436
  Payments for:
    Repurchase of common stock..............................         (186)      (11,944)       (1,183)
    Federal Home Loan Bank advances.........................   (3,880,297)   (1,800,030)     (302,296)
    Long-term debt..........................................         (172)      (79,602)     (151,943)
    Cash dividends..........................................     (195,981)     (151,587)     (118,008)
                                                              -----------   -----------   -----------
    Net cash provided by financing activities...............      766,524     4,099,842     1,903,241
    Increase/(decrease) in cash and due from banks..........       84,751       (95,779)       92,893
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR................      874,999       970,778       877,885
                                                              -----------   -----------   -----------
CASH AND DUE FROM BANKS AT END OF YEAR......................  $   959,750   $   874,999   $   970,778
                                                              ===========   ===========   ===========

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BUSINESS AND ACCOUNTING POLICIES

NATURE OF OPERATIONS

     SouthTrust Corporation ("the Company" or "SouthTrust") is a regional bank holding company headquartered in Birmingham, Alabama which owns one bank operating 641 banking offices located in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, Mississippi and Texas. SouthTrust is engaged in a full range of banking services and, through its bank-related subsidiaries, also offers a range of other services, including trust, mortgage banking, leasing and brokerage services.

PRESENTATION

     The Consolidated Financial Statements include accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in preparing the Consolidated Financial Statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of other real estate.

     Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation. Such reclassification had no effect on net income or total assets.

ACCOUNTING POLICIES

     The significant accounting policies followed by SouthTrust Corporation and its subsidiaries and the method of applying those policies are summarized below.

SECURITIES

     Securities that are held principally for resale in the near term are classified as trading. Trading securities are carried at fair value, with realized and unrealized gains and losses included in non-interest income as trading account profits and commissions.

     Debt securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities not classified as held-to-maturity or part of the trading portfolio, including equity securities with readily determinable fair values, have been designated as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income, a component of stockholders' equity. This caption includes securities that the Company intends to use as part of its asset/liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes.

     Amortization of premiums and accretion of discounts are computed under the interest method. Gains and losses on securities are computed using the specific identification method and are recorded as securities gains (losses) in non-interest income.

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOANS HELD FOR SALE

     Loans held for sale consist primarily of mortgage loans in the process of being sold to third-party investors and are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through valuation allowances by charges to income.

LOANS

     Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity are recorded at their principal amount outstanding, net of unearned income and an allowance for loan losses. Interest is credited to income using the interest method. The net amount of non-refundable loan origination fees, including commitment fees, and direct costs associated with the lending process are deferred and amortized to interest income over the estimated lives of the loans as a yield adjustment.

     Interest accrual on loans is generally discontinued if principal or interest payments become 90 days past due unless the credit is well-secured and in process of collection. Also, loans are placed on non-accrual status or charged off at an earlier date if the Company considers the collectibility of principal or interest according to contractual terms to be in question. When a loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed by a charge to income. Uncollected interest accrued in prior years on loans placed on non-accrual status in the current year is charged against the allowance for loan losses. Cash receipts on non-accrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such cash receipts are credited to interest income when received.

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

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued for the period of delay. Loans classified as non-accrual, excluding residential mortgages, consumer and other homogeneous loans, meet the criteria to be considered as impaired loans. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows at each loan's original effective interest rate, the fair value of the collateral, or the loans' observable market prices.

LONG-LIVED ASSETS

     Land is stated at cost. Buildings and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets.

     Goodwill is amortized on a straight-line basis, primarily over 25 years. Total goodwill was $533.7 million and $509.8 million at December 31, 2000 and 1999, respectively. Core deposit intangibles generated in

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business combinations are amortized over the estimated life of the deposit base, which generally does not exceed 10 years, on either a straight-line or a 150% declining balance basis. Core deposit intangibles totaled $46.5 million and $73.5 million at December 31, 2000 and 1999, respectively.

     The Company continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets' fair values and is recognized through a charge recorded as a loss. During 2000, the Company recorded a charge of $12 million related to software and hardware that had become impaired due to changing technology. Also, the Company recorded an impairment charge of $10 million related to core deposit intangible assets associated with previous deposit acquisitions. The deposits experienced greater than originally projected run-off due to higher than projected retention costs that the Company was unwilling to incur. There were no other significant impairment losses recorded during 2000, 1999 or 1998.

     Total other real estate and other repossessed assets, included in other assets, amounted to $46.5 million and $50.7 million at December 31, 2000 and 1999, respectively. Such assets are carried at the lower of the investment in the asset or fair value of the assets less estimated selling costs. Any excess of the recorded investment in the loan over the fair value of the asset received at the time of foreclosure, less estimated selling costs, is charged to the allowance for loan losses. Any subsequent valuation adjustments are recorded in other non-interest expense. Revenues and expenses associated with operating or disposing of foreclosed assets are recorded in non-interest income and expense during the period in which they are incurred.

MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights are recognized as separate assets when rights are acquired through the purchase or origination of loans. Mortgage servicing rights are amortized into non-interest income in proportion to, and over the period of, the estimated net servicing income. For purposes of measuring impairment, servicing rights are stratified based on the predominant risk characteristics of the underlying loans, such as product type and interest rate bands. The realization of these assets is periodically evaluated in relation to net servicing income using a discounted cash flow analysis to approximate fair value.

     At December 31, 2000 and 1999, mortgage servicing rights were approximately $7.0 million and $79.5 million, respectively. During 2000, the Company completed the sale of approximately half of its mortgage servicing portfolio. This sale included a large portion of the portfolio of loans serviced for third party investors, totaling $70.6 million. During 2000, the company recognized mortgage servicing rights of $9.7 million, and amortization expense related to mortgage servicing rights totaled $11.6 million. The Company recognized mortgage servicing rights of $31.7 million in 1999, and amortization expense related to mortgage servicing rights was $13.7 million in 1999.

     Fair value of mortgage servicing rights is estimated based on the estimated future cash flows of the servicing rights discounted at a market rate. At December 31, 2000 and 1999, estimated fair value was approximately $7.2 million and $114.0 million, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

     As part of the Company's asset/liability management, the Company uses derivatives in the form of interest rate swap contracts to hedge various exposures or to modify interest rate characteristics of various balance sheet instruments. Derivatives that represent end-user activities are designed and designated at their inception as hedges and must be effective at reducing the risk associated with the exposure being hedged. Changes in fair values of such derivatives are not included in the results of operations. Interest receivable or payable from such contracts is accrued and recognized as an adjustment to the net interest income related to the specific asset or liability being hedged. Upon settlement or termination, the cumulative change in the market value of such derivatives is recorded as an adjustment to the carrying value of the underlying asset or

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liability and is recognized in net interest income over the expected remaining life of the related asset or liability. In instances where the underlying instrument is sold or otherwise settled, the cumulative change in the value of the associated derivative is recognized immediately in the component of earnings related to the underlying instrument.

     Those derivatives that do not meet the hedging criteria are classified as trading and are recorded at fair value with changes in fair value recorded in earnings. The Company's investment in these derivatives during 2000, 1999 and 1998 was immaterial.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes new accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for changes in fair values of derivatives will depend on their designation.

     The following Statements issued are amendments to SFAS 133. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. This Statement amends the effective date of SFAS 133, which is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment to FASB Statement No. 133. This Statement addresses a limited number of SFAS 133 issues causing implementation difficulties for numerous entities and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

     The Company adopted SFAS 133, as amended, on January 1, 2001 and as of that date, all of its hedging relationships qualified for hedge accounting treatment per the Statement. The transition adjustment related to adoption was immaterial.

STOCK-BASED COMPENSATION

     The Company applies APB Opinion 25 and related Interpretations in accounting for employee stock compensation plans and, accordingly, does not recognize compensation cost for stock options granted at fair value. The Company follows the pro-forma disclosures of SFAS No. 123 using the fair value method of accounting for stock-based compensation. The pro-forma disclosures include the effects of all awards granted on or after January 1, 1995 and are included in Note M.

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

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                           2000        1999        1998
                                                         ---------   ---------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE
                                                                       DATA)
Basic:
  Net income...........................................  $482,330    $443,173    $368,610

  Average common shares outstanding....................   168,218     167,560     162,732
                                                         --------    --------    --------
  Earnings per share...................................  $   2.87    $   2.64    $   2.27
                                                         ========    ========    ========
Diluted:
  Net income...........................................  $482,330    $443,173    $368,610

  Average common shares outstanding....................   168,218     167,560     162,732
  Dilutive effect of options issued....................       688       1,218       1,416
                                                         --------    --------    --------
  Average diluted shares outstanding...................   168,906     168,778     164,148
                                                         --------    --------    --------
  Earnings per share...................................  $   2.86    $   2.63    $   2.25
                                                         ========    ========    ========

     In addition, the Company had 1,792,397 and 151,400 exercisable options issued that were not included in the calculation of diluted EPS for the years ended December 31, 2000 and 1999, respectively, as the exercise price of these options was in excess of the average market price.

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

     In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   ---------   -------
                                                                 (IN THOUSANDS)
Unrealized holding gains/(losses) on available-for-sale
  securities...........................................  $142,330   $(182,912)  $(9,054)
Reclassification adjustment for (gains) losses included
  in net income........................................    11,068         739       (94)
                                                         --------   ---------   -------
Unrealized gain/(loss) on available-for-sale
  securities...........................................   153,398    (182,173)   (9,148)
Tax effect.............................................   (56,634)     67,715     3,502
                                                         --------   ---------   -------
Unrealized gain/(loss) on available-for-sale
  securities, net of tax...............................  $ 96,764   $(114,458)  $(5,646)
                                                         ========   =========   =======

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

     The Company includes cash and due from banks in preparing the Consolidated Statements of Cash Flows. The following is supplemental disclosure to the Consolidated Statements of Cash Flows for the three years ended December 31, 2000:

                                                                  YEAR ENDED
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
                                                                (IN THOUSANDS)
Cash paid during the period for:
  Interest.........................................  $1,934,460   $1,535,219   $1,385,185
  Income taxes.....................................     187,075      185,469      155,883
Non-cash transactions:
  Assets acquired in business combinations.........     453,071      706,133    5,137,063
  Liabilities assumed in business combinations.....     429,889      659,437    4,922,881
  Common stock issued in business combinations.....       6,074        6,710       57,504
  Loans transferred to other real estate...........      33,432       19,351       28,406
  Loans securitized into mortgage-backed
     securities....................................   1,899,382            0            0
  Financed sales of foreclosed property............      26,471       25,506       24,157

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 and for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Management does not expect this Statement to have a material impact to the Consolidated Financial Statements.

     During 2000, the Company securitized approximately $1.9 billion of its 1-4 family mortgage loans. The Company received 100% of the securities backed by the mortgage loans, which are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), and did not account for the securitizations as sales transactions. The mortgage-backed securities are classified as available-for-sale on the Company's balance sheet and therefore are carried at fair value based on quoted market prices. The sensitivity of the current fair value of the retained mortgage-backed securities to 10% and 20% adverse changes in quoted market prices is a decline in fair value of 10% and 20%, respectively. The Company continues to service the related mortgage loans. The related servicing asset was not recorded as the amount was immaterial. Accordingly, the sensitivity of the current fair value of the servicing asset to 10% and 20% adverse changes in key assumptions was not material.

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents information concerning 1-4 family mortgage loan securitizations as of December 31, 2000:

                                                                TOTAL       TOTAL 90
                                                              PRINCIPAL   DAYS OR MORE   NET CREDIT
                                                               AMOUNT       PAST DUE       LOSSES
                                                              ---------   ------------   ----------
                                                                          (IN MILLIONS)
Total residential real estate loans managed or
  securitized...............................................  $7,623.0       $18.2          $5.3
  Less:
  Loans securitized.........................................   1,899.4         0.0           0.0
  Loans held for sale or securitization.....................     343.0         0.4           0.0
                                                              --------       -----          ----
          Total residential real estate loans held for
            investment......................................  $5,380.6       $17.8          $5.3
                                                              ========       =====          ====
Fair value of retained mortgage-backed securities...........  $1,938.2

NOTE B -- BUSINESS COMBINATIONS

     During 2000 and 1999, the Company completed the following acquisitions:

                                                                                                    CONSIDERATION
                                                                                                   ---------------
                                                                                                           COMMON    METHOD OF
DATE                    LOCATION                INSTITUTION           ASSETS   LOANS    DEPOSITS   CASH    SHARES    ACCOUNTING
----                    --------                -----------           ------   ------   --------   -----   -------   ----------
                                                                                  (IN MILLIONS, EXCEPT SHARE DATA)
January 13, 2000   Waxahatchie, Texas   Brazos Bancshares, Inc.       $176.7   $118.0    $168.7    $23.3              Purchase
April 14, 2000     San Antonio,
                   Texas.............   Security Bancorp, Inc.         177.8    104.1     161.3     43.9             Purchase
December 15, 2000  Tallahassee,
                   Florida...........   First Bank Holding Company..    98.6     77.1      86.8            699,876   Pooling
                                                                      ------   ------    ------
                                                                      $453.1   $299.2    $416.8
                                                                      ======   ======    ======
March 12, 1999     Houston, Texas       LCNB Bancorporation, Inc....  $132.5   $ 94.8    $123.2    $24.5             Purchase
July 30, 1999      Houston, Texas       Navigation Bank.............    79.9     54.4      72.9            481,759   Pooling
August 13, 1999    Groves, Texas        First of Groves                493.7    248.4     456.4     89.0             Purchase
                                        Corporation.................
                                                                      ------   ------    ------
                                                                      $706.1   $397.6    $652.5
                                                                      ======   ======    ======

     Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Financial Statements. In poolings-of-interest, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisition prior to the acquisition date, since the effect is not material.

     Consideration for all acquisitions during 2000 aggregated approximately $67.2 million in cash and 0.7 million shares of SouthTrust Corporation common stock with a total market value at the time of issuance of $23.7 million.

     Assuming the 2000 acquisitions of Brazos Bancshares, Inc., Security Bancorp, Inc., and First Bank Holding Company, and the 1999 acquisitions of LCNB Bancorporation, Inc., Navigation Bank and First of Groves Corporation, had occurred on January 1, 1999, the consolidated results of operations on a pro forma basis for 2000 and 1999 would have been approximately as follows:

                                                                 2000          1999
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Net interest income.........................................  $1,392,827    $1,404,192
Net income..................................................     484,342       446,626
Net income per share -- basic...............................        2.87          2.65
Net income per share -- diluted.............................        2.86          2.63

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On December 4, 2000, the Company entered into an agreement and plan of share exchange with Irving National Bancshares, Inc. (Irving) in Irving, Texas. According to the agreement, the Company will exchange approximately 2.24 shares of SouthTrust Corporation common stock for each share of Irving common stock, to be accounted for as a pooling-of-interest. Irving had total assets of approximately $113 million at December 31, 2000. This acquisition is expected to close in the first quarter of 2001 and is subject to certain closing conditions and regulatory approval.

     On December 12, 2000, the Company entered into an agreement and plan of share exchange with Bay Bancshares, Inc. (Bay) in La Porte, Texas. According to the agreement, the Company will pay approximately $56 million in cash for all of the outstanding shares of Bay, to be accounted for as a purchase. Bay had total assets of approximately $336 million at December 31, 2000. This acquisition is expected to close in the first quarter of 2001 and is subject to certain closing conditions and regulatory approval.

NOTE C -- REGULATORY REQUIREMENTS AND RESTRICTIONS ON CERTAIN ASSETS

     The Company's banking subsidiary is required either by law or regulation to maintain cash reserves with the Federal Reserve Bank or in accounts with other banks. The average amount of reserve balances for the year ended December 31, 2000, was approximately $226.0 million.

     The Company has pledged $759.5 million in available-for-sale securities, $1,140.1 million in held-to-maturity securities, and $2,689.8 million in loans against Federal Home Loan Bank ("FHLB") advances at December 31, 2000. At December 31, 1999, assets pledged against FHLB advances consisted of $525.4 million in available-for-sale securities, $390.4 million in held-to-maturity securities, and $5,488.9 million in loans.

     Also, the Company has pledged certain assets, consisting primarily of securities and mortgage loans, to secure a line of credit with the FHLB of Atlanta totaling $5.0 billion. This line is maintained for liquidity and other treasury management purposes. This line of credit has no expiration date. At December 31, 2000 and 1999, there were no outstanding balances under this credit facility.

     At December 31, 2000 and 1999, securities (including available-for-sale and held-to-maturity) with a par value of $6,061.8 million and $5,840.8 million respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

     The Company's regulators have imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of Tier 1 and Total capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to adjusted average total assets (as defined). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. As of December 31, 2000, the Company and its subsidiary bank exceed all capital adequacy requirements imposed by its regulators.

     During 2000, the Company's subsidiary bank changed its banking charter, and is now a state member bank under the Federal Reserve System. As of December 31, 2000 and 1999, the Federal Reserve and the Office of the Comptroller of the Currency, respectively, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There have been no conditions or events since that notification that Management believes have changed the institutions' category.

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Actual capital amounts as well as required and well capitalized Tier 1, Total, Tier 1 Leverage ratios as of December 31 for the Company and its bank subsidiary are as follows:

                                                                                      TO BE WELL
                                                                                  CAPITALIZED UNDER
                                                                FOR CAPITAL       PROMPT CORRECTIVE
                                              ACTUAL         ADEQUACY PURPOSES    ACTION PROVISIONS
                                        ------------------   ------------------   ------------------
                                          AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                        ----------   -----   ----------   -----   ----------   -----
                                                           (DOLLARS IN THOUSANDS)
2000
Tier 1 Capital:
  SouthTrust Corporation..............  $2,784,461    7.42%  $1,501,255   4.00%          N/A
  SouthTrust Bank.....................   3,011,951    8.04    1,499,046   4.00    $2,248,569    6.00%
Total Capital:
  SouthTrust Corporation..............  $4,119,809   10.98%  $3,002,510   8.00%          N/A
  SouthTrust Bank.....................   4,137,299   11.04    2,998,092   8.00    $3,747,615   10.00%
Tier 1 Leverage:
  SouthTrust Corporation..............  $2,784,461    6.33%  $1,760,205   4.00%          N/A
  SouthTrust Bank.....................   3,011,951    6.87    1,754,215   4.00    $2,192,768    5.00%

1999
Tier 1 Capital:
  SouthTrust Corporation..............  $2,453,054    6.65%  $1,475,535   4.00%          N/A
  SouthTrust Bank, N.A................   2,706,658    7.35    1,473,433   4.00    $2,210,150    6.00%
Total Capital:
  SouthTrust Corporation..............  $3,840,397   10.41%  $2,951,069   8.00%          N/A
  SouthTrust Bank, N.A................   3,824,001   10.38    2,946,867   8.00    $3,683,583   10.00%
Tier 1 Leverage:
  SouthTrust Corporation..............  $2,453,054    5.81%  $1,688,042   4.00%          N/A
  SouthTrust Bank, N.A................   2,706,658    6.41    1,690,027   4.00    $2,112,534    5.00%

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- AVAILABLE-FOR-SALE SECURITIES AND HELD-TO-MATURITY SECURITIES

     The amortized costs, gross gains and losses, and approximate fair values at December 31 are as follows:

                                                               AVAILABLE-FOR-SALE SECURITIES
                           -----------------------------------------------------------------------------------------------------
                                                 2000                                                1999
                           -------------------------------------------------   -------------------------------------------------
                                        UNREALIZED   UNREALIZED                             UNREALIZED   UNREALIZED
                           AMORTIZED      GROSS        GROSS         FAIR      AMORTIZED      GROSS        GROSS         FAIR
                              COST         GAIN         LOSS        VALUE         COST         GAIN         LOSS        VALUE
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                      (IN THOUSANDS)
U.S. Treasury
  securities.............  $   69,748    $   582      $      0    $   70,330   $   39,072     $   24     $    (183)   $   38,913
U.S. Government agency
  securities.............   2,248,065        372       (25,259)    2,223,178    2,354,562          0      (119,975)    2,234,587
Collateralized mortgage
  obligations and
  mortgage-backed
  securities.............   4,082,103     34,662       (28,964)    4,087,801    2,070,283      3,759       (36,441)    2,037,601
Obligations of states and
  political
  subdivisions...........     279,097      1,873          (874)      280,096      288,388         38       (16,492)      271,934
Other debt securities....      58,675         82        (2,356)       56,401       71,331         69        (4,181)       67,219
Equity securities........     260,853          0          (149)      260,704      410,794          0           (47)      410,747
                           ----------    -------      --------    ----------   ----------     ------     ---------    ----------
        Totals...........  $6,998,541    $37,571      $(57,602)   $6,978,510   $5,234,430     $3,890     $(177,319)   $5,061,001
                           ==========    =======      ========    ==========   ==========     ======     =========    ==========

                                                                HELD-TO-MATURITY SECURITIES
                           -----------------------------------------------------------------------------------------------------
                                                 2000                                                1999
                           -------------------------------------------------   -------------------------------------------------
                                        UNREALIZED   UNREALIZED                             UNREALIZED   UNREALIZED
                           AMORTIZED      GROSS        GROSS         FAIR      AMORTIZED      GROSS        GROSS         FAIR
                              COST         GAIN         LOSS        VALUE         COST         GAIN         LOSS        VALUE
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                      (IN THOUSANDS)
U.S. Treasury
  securities.............  $    3,308    $    40      $      0    $    3,348   $    6,837     $    2     $     (26)   $    6,813
U.S. Government agency
  securities.............   2,345,833      1,033       (21,613)    2,325,253    2,489,305          0      (116,456)    2,372,849
Collateralized mortgage
  obligations and
  mortgage-backed
  securities.............     450,539      5,939        (1,093)      455,385      277,888      1,756        (4,162)      275,482
Obligations of states and
  political
  subdivisions...........      75,006      3,890          (435)       78,461       85,002      3,476        (1,045)       87,433
Other debt securities....     151,945      2,307        (7,949)      146,303      127,926        889        (7,682)      121,133
                           ----------    -------      --------    ----------   ----------     ------     ---------    ----------
        Totals...........  $3,026,631    $13,209      $(31,090)   $3,008,750   $2,986,958     $6,123     $(129,371)   $2,863,710
                           ==========    =======      ========    ==========   ==========     ======     =========    ==========

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The amortized costs and approximate fair values of securities at December 31, 2000, by contractually scheduled maturity, are as shown below (expected maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties):

                                            AVAILABLE-FOR-SALE         HELD-TO-MATURITY
                                          -----------------------   -----------------------
                                          AMORTIZED       FAIR      AMORTIZED       FAIR
                                             COST        VALUE         COST        VALUE
                                          ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
Due in one year or less.................  $   62,767   $   63,143   $   23,338   $   23,480
Due after one year through five years...      29,442       29,706      116,622      117,280
Due after five years through ten
  years.................................   2,374,587    2,348,242    2,381,357    2,364,614
Due after ten years.....................     188,789      188,914       54,775       47,991
                                          ----------   ----------   ----------   ----------
Subtotal................................   2,655,585    2,630,005    2,576,092    2,553,365
Collateralized mortgage obligations and
  mortgage-backed securities............   4,082,103    4,087,801      450,539      455,385
Equity securities.......................     260,853      260,704           --           --
                                          ----------   ----------   ----------   ----------
          Totals........................  $6,998,541   $6,978,510   $3,026,631   $3,008,750
                                          ==========   ==========   ==========   ==========

     Proceeds from sales of available-for-sale securities were $837,395,000, $461,746,000, and $321,522,000, in 2000, 1999, and 1998, respectively. Gross gains of $3,002,000, $2,052,000, and $738,000, and gross losses of $14,070,000,
$2,791,000, and $644,000 were realized on those sales, respectively.

NOTE E -- LOANS

     The classifications of loans at December 31 are as follows:

                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Commercial, financial and agricultural......................  $12,315,443   $11,265,209
Real estate construction....................................    4,162,632     4,342,892
Commercial real estate mortgage.............................    6,572,918     6,029,264
Residential real estate mortgage............................    5,380,602     6,773,389
Loans to individuals........................................    3,265,317     3,562,004
                                                              -----------   -----------
                                                               31,696,912    31,972,758
Unearned income.............................................     (300,756)     (274,917)
Allowance for loan losses...................................     (450,348)     (442,343)
                                                              -----------   -----------
          Net loans.........................................  $30,945,808   $31,255,498
                                                              ===========   ===========

     In the normal course of business, loans are made to directors and executive officers of the Company and its subsidiaries. These related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others. Such loans do not involve more than normal risk of collectibility nor do they present other unfavorable features. As of December 31, 2000 and 1999, respectively, $125.7 million and $132.7 million of these loans were outstanding.

     The Company's largest loan grouping is commercial, financial and agricultural loans, which totaled $12,315.5 million or 38.9% of total loans at December 31, 2000 and $11,265.2 million or 35.2% of total loans at December 31, 1999. There were no significant industry concentrations within the loan portfolio and the Company's geographic loan distribution is concentrated in the southern markets served by the Company at December 31, 2000 and 1999.

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During 2000, approximately $1.9 billion of residential real estate mortgage loans were securitized into mortgage-backed securities.

NOTE F -- ALLOWANCE FOR LOAN LOSSES

     The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

                                                         2000        1999        1998
                                                       ---------   ---------   --------
                                                                (IN THOUSANDS)
Balance at beginning of year.........................  $ 442,343   $ 377,525   $315,471
Additions:
  Provision charged to operations....................     92,827     141,249     94,796
  Recoveries on loans previously charged-off.........     12,540      14,753     14,028
  Loans charged-off..................................   (105,703)   (101,102)   (72,297)
  Allowance from acquisitions........................      8,341       9,918     25,527
                                                       ---------   ---------   --------
Balance at end of year...............................  $ 450,348   $ 442,343   $377,525
                                                       =========   =========   ========

     The recorded investment in impaired loans at December 31, 2000 was $134.7 million and at December 31, 1999 was $94.7 million. The Company had a specific allowance related to those loans of $23.9 million and $19.6 million, respectively. The average investment in these loans for the years ended December 31, 2000 and 1999 was approximately $114.8 million and $96.4 million, respectively.

NOTE G -- PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment at December 31:

                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Land........................................................  $  196,668   $  187,609
Buildings and improvements..................................     519,436      488,480
Equipment...................................................     397,488      382,669
                                                              ----------   ----------
                                                               1,113,592    1,058,758
Less accumulated depreciation...............................     375,200      328,156
                                                              ----------   ----------
          Totals............................................  $  738,392   $  730,602
                                                              ==========   ==========

NOTE H -- DEPOSITS

     The aggregate amount of time deposits of $100,000 or more at December 31, 2000 and 1999 were $10,283,742,000 and $7,513,872,000, respectively.

     At December 31, 2000, the scheduled maturities of total time deposits are as follows (in thousands):

2001........................................................  $18,550,714
2002........................................................    1,838,605
2003........................................................      492,154
2004........................................................       69,870
2005........................................................      142,443
Thereafter..................................................      346,096
                                                              -----------
          Total.............................................  $21,439,882
                                                              ===========

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I -- SHORT-TERM BORROWINGS

     The following presents information concerning federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings (primarily short-term bank notes) at December 31, 2000 and 1999. Such short-term borrowings are issued on normal banking terms.

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Federal funds purchased:
  Balance...................................................  $3,127.6     $3,465.6
  Daily weighted avg rate during year.......................      6.42%        5.12%
  Weighted avg rate at year end.............................      6.68%        5.64%
Securities sold under agreements to repurchase:
  Balance...................................................  $2,131.8     $1,725.5
  Daily weighted avg rate during year.......................      6.02%        4.86%
  Weighted avg rate at year end.............................      6.18%        5.26%
Short-term bank notes and other:
  Balance...................................................  $1,030.3     $2,205.9
  Daily weight avg rate during year.........................      6.48%        5.27%
  Weighted avg rate at year end.............................      6.98%        6.07%
Total short-term borrowings:
  Balance...................................................  $6,289.7     $7,397.0
  Daily weighted avg rate during year.......................      6.32%        5.09%
Average outstanding balance.................................  $7,213.7     $6,945.8
Maximum month-end balance...................................   8,035.8      8,050.7
Weighted avg rate at year end...............................      6.55%        5.67%

NOTE J -- FEDERAL HOME LOAN BANK ADVANCES

     The Company uses Federal Home Loan Bank advances as an alternative to other funding sources with similar maturities. These advances are direct obligations of the Company's wholly owned subsidiary, SouthTrust Bank.

     The following summarizes information concerning Federal Home Loan Bank advances:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------   ------------
                                                                (DOLLARS IN MILLIONS)
Ending balance..............................................  $   3,052.8   $    3,530.3
Average balance.............................................      3,047.3        3,043.2
Maximum month end balance during year.......................      3,350.3        3,580.3
Average rate paid...........................................         6.04%          5.17%
Weighted average remaining maturity.........................   5.04 years    10.69 years

     Of the $3,052.8 million balance of FHLB advances, $702.3 million had fixed interest rates and $2,350.5 million had floating interest rates. Also, $780.0 million of FHLB advances outstanding at December 31, 2000 were callable at the discretion of the FHLB. Scheduled maturities of Federal Home Loan Bank advances in 2001 are approximately $101.6 million. Maturities during 2002, 2003, 2004, and 2005 are approximately $150.0 million, $1,350.0 million, none, and $750.0 million, respectively.

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K -- LONG-TERM DEBT

     A summary of long-term debt at December 31 follows:

                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
SouthTrust Corporation
7.00% Debentures due May 15, 2003...........................  $  100,000   $  100,000
7.625% Subordinated Notes due May 1, 2004...................     100,000      100,000
8.625% Subordinated Notes due May 15, 2004..................     100,000      100,000
8.00% Subordinated Notes due September 15, 2014.............      50,000       50,000
                                                              ----------   ----------
                                                                 350,000      350,000
SouthTrust Bank
7.00% Subordinated Notes due November 15, 2008..............     200,000      200,000
Variable Rate Subordinated Notes due December 29, 2017......      25,000       25,000
7.74% Subordinated Notes due May 15, 2025...................      50,000       50,000
7.69% Subordinated Capital Notes due May 15, 2025...........     100,000      100,000
6.57% Subordinated Notes due December 15, 2027..............     100,000      100,000
6.125% Subordinated Notes due January 09, 2028..............     200,000      200,000
5.58% Bank Notes due February 6, 2006.......................     100,000      100,000
Other.......................................................         311          483
                                                              ----------   ----------
                                                                 775,311      775,483
                                                              ----------   ----------
          Total long-term debt..............................  $1,125,311   $1,125,483
                                                              ==========   ==========

     The Company uses interest rate swap agreements ("swaps") to hedge certain of the long-term debt instruments above, converting the effective rate paid on the debt to a LIBOR-based floating rate from a fixed rate. The average rate paid on long-term debt for the years ended December 31, 2000, 1999 and 1998 was 6.82%, 6.57% and 6.81%, respectively. The modified rates paid for those same periods, given effect for the swaps, was 6.72%, 5.92% and 6.37%, respectively. See further discussion in Note L.

     During 1999, the Company issued $50.0 million in 8.00% Subordinated Notes due in 2014, which are callable in 2003. In addition, the 6.125% Subordinated Notes are callable in the year 2008, the 6.57% Subordinated Notes are callable in the year 2007, the 7.74% and 7.69% Subordinated Capital Notes are callable in the year 2005, and the Bank Notes are callable in the year 2001. The Bank Notes were redeemed in February 2001. All other Subordinated Notes, along with the 7.00% Debentures are not callable prior to maturity. No sinking fund is required for any long-term debt. All of the Subordinated Notes and debentures, totaling $1,025.0 million in 2000 and 1999, qualify, after certain limitations based on remaining maturity as supplemental capital under the Capital Adequacy Guidelines of the Federal Reserve Board.

     There are no scheduled maturities of long-term debt in 2001 or 2002. Scheduled maturities of long-term debt in 2003, 2004 and 2005 are $100 million, $200 million and none, respectively.

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

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LEASES

     At December 31, 2000, the Company was obligated under various cancelable and non-cancelable leases for premises and equipment. Certain leases contain various renewal options that are priced at market rates. Total rental expense for the years ended December 31, 2000, 1999, and 1998 was $44.7 million, $ 37.1 million and $31.2 million, respectively. Future minimum rental commitments as of December 31, 2000 for all non-cancelable leases with initial terms of more than one year are as follows:

                                                         PREMISES   EQUIPMENT    TOTAL
                                                         --------   ---------   --------
                                                                 (IN THOUSANDS)
2001...................................................  $ 28,816    $  762     $ 29,578
2002...................................................    25,931       580       26,510
2003...................................................    20,724       188       20,913
2004...................................................    19,495         2       19,497
2005...................................................    16,417         0       16,417
Thereafter.............................................    65,728         0       65,728
                                                         --------    ------     --------
          Totals.......................................  $177,111    $1,532     $178,643
                                                         ========    ======     ========

STANDBY LETTERS OF CREDIT AND COMMITMENTS

     The Company, in the normal course of business, is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit, standby letters of credit and commitments to sell residential mortgage loans. These instruments involve, to varying degrees, elements of credit risk and market risk in excess of the amounts recognized in the Consolidated Balance Sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with the Company's credit policies. Collateral, if deemed necessary, is based on Management's credit evaluation of the counterparty and may include business assets of commercial borrowers as well as personal property and real estate of individual borrowers and guarantors.

     Commitments to extend credit are agreements to lend. Commitments to extend credit generally have fixed expiration dates or other termination clauses that may require payment of a fee. The Company's exposure to credit risk in the event of nonperformance by the other party is the contract amount. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates and the Company's exposure is limited to the replacement value of those commitments. The Company's subsidiary bank had outstanding commitments to extend credit of approximately $10,948.2 million at December 31, 2000 and $10,818.6 million at December 31, 1999. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The amount of credit risk involved in issuing letters of credit in the event of nonperformance

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by the other party is the contract amount. The Company's subsidiary bank had standby letters of credit outstanding of approximately $941.3 million at December 31, 2000 and $876.6 million at December 31, 1999.

     The Company's mortgage banking subsidiary had outstanding commitments to sell residential mortgage loans and mortgage-backed securities of $206.8 million at December 31, 2000 and $180.1 million at December 31, 1999.

     The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments are essentially the same as those for extension of credit to its customers.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has entered into interest rate swap agreements, which provide for the Company to pay interest based on the Floating London Interbank Offered Rate ("LIBOR") while receiving payments at fixed rates. The fair value of interest rate swap agreements is estimated by discounting future cash flows based on current market rates. The following table summarizes information about swaps at December 31, 2000 and 1999:

                                               AVERAGE
                                    NOTIONAL   NOTIONAL   AVERAGE RATE   AVERAGE RATE
2000                                 AMOUNT     AMOUNT      RECEIVED         PAID       FAIR VALUE
----                                --------   --------   ------------   ------------   ----------
                                                        (DOLLARS IN MILLIONS)
Gain position.....................  $2,259.5   $1,711.2       7.01%          6.50%        $ 63.9
Loss position.....................     375.0      405.1       5.79           6.38           (0.5)
                                    --------   --------       ----           ----         ------
          Total...................  $2,634.5   $2,116.3       6.78%          6.48%        $ 63.4
                                    ========   ========       ====           ====         ======
1999

Gain position.....................  $  375.0   $  369.3       7.17%          5.31%        $  5.1
Loss position.....................   1,040.0      784.8       6.50           5.42          (23.3)
                                    --------   --------       ----           ----         ------
          Total...................  $1,415.0   $1,154.1       6.71%          5.38%        $(18.2)
                                    ========   ========       ====           ====         ======

     Credit risk represents the potential loss of the net accrued receivable that may occur due to the nonperformance by a party to a contract. The Company controls credit risk for interest rate swap contracts by applying uniform credit standards maintained for other activities with credit risk. The Company monitors transactions under credit risk limits previously approved as a result of the credit review and also enters into collateralization agreements with each counterparty. At December 31, 2000 and 1999, the net accrued receivable was $22.3 million and $4.8 million, respectively.

     At December 31, 2000, the effective notional amounts, items hedged, and contractual maturities of interest rate swaps are as follows:

                                                            DEPOSIT     LONG-TERM
                                                          LIABILITIES     DEBT       TOTAL
                                                          -----------   ---------   --------
                                                                    (IN MILLIONS)
2001....................................................   $  535.0     $  100.0    $  635.0
2002....................................................      277.5          0.0       277.5
2003....................................................      262.0        100.0       362.0
2004....................................................       25.0        200.0       225.0
2005....................................................      280.0        150.0       430.0
Thereafter..............................................      155.0        550.0       705.0
                                                           --------     --------    --------
                                                           $1,534.5     $1,100.0    $2,634.5
                                                           ========     ========    ========

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M -- EMPLOYEE BENEFITS

DEFINED BENEFIT AND DEFINED CONTRIBUTION PLANS

     The Company has a trusteed defined benefit pension plan for the benefit of substantially all employees of the Company and its subsidiaries, the "Trusteed Plan." The Company also maintains a supplemental defined benefit plan, the "Supplemental Plan," a deferred compensation plan, the "Deferred Plan," an enhanced benefit plan, the "Final Three Pay Plan", and an incentive pay plan, the "Incentive Plan," for certain key executives. The Company's funding policy with respect to the Trusteed Plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. The other plans are unfunded.

     The Company also maintains a defined contribution profit sharing plan that meets the requirements of section 401(a) of the Internal Revenue Code and includes a cash or deferred arrangement under Section 401(k). The Company guarantees a match of employee contributions to the profit sharing plan up to 6% of participants' salaries. The participants are allowed to contribute up to 15% on a tax deferred basis. Provisions for contributions to the profit sharing plan were approximately $16.5 million in 2000, $18.9 million in 1999 and $16.7 million in 1998.

     As of December 31, 2000, the Trusteed Plan and the profit sharing plan owned 727,942 and 2,571,020 shares of the Company's common stock, and received dividends on those shares of $727,942 and $2,615,569, respectively.

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRUSTEED PLAN

     The following table sets forth the trusteed plan's funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 2000 and 1999:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Benefit obligation:
  Balance at the beginning of the year......................  $127,046    $122,405
  Service cost..............................................     9,143       9,298
  Interest cost.............................................     9,706       8,561
  Actuarial (gain)/loss.....................................    11,182      (8,545)
  Benefits paid.............................................    (5,694)     (4,673)
  Change in plan provisions.................................       196           0
                                                              --------    --------
  Balance at the end of the year............................  $151,579    $127,046
                                                              ========    ========
Plan assets:
  Fair value at the beginning of the year...................  $105,839    $107,649
  Actual return on plan assets..............................    10,491       2,863
  Employer contributions....................................    12,252           0
  Benefits paid.............................................    (5,694)     (4,673)
                                                              --------    --------
  Fair value at the end of the year.........................  $122,888    $105,839
                                                              ========    ========
Funded status...............................................  $(28,691)   $(21,207)
Unrecognized transition obligation..........................    (1,035)     (1,556)
Unrecognized prior service cost.............................       110          18
Unrecognized net (gain)/loss................................    19,815       9,167
                                                              --------    --------
          Net amount recognized.............................  $ (9,801)   $(13,578)
                                                              ========    ========
Weighted average assumed discount rate......................      7.50%       7.75%
Weighted avg expected long-term rate of return on plan
  assets....................................................      9.25%       9.25%
Assumed rate of annual compensation increases...............      5.50%       5.50%

     Net pension cost for 2000, 1999, and 1998 includes the following components:

                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Service cost..............................................  $ 9,143   $ 9,298   $ 7,014
Interest cost.............................................    9,706     8,561     7,638
Expected return on plan assets............................   (9,957)   (9,785)   (9,737)
Amortization of unrecognized transitional asset...........     (521)     (521)     (521)
Amortization of prior service cost........................      104         6         6
Recognized net actuarial loss.............................        0        13         0
                                                            -------   -------   -------
          Total...........................................  $ 8,475   $ 7,572   $ 4,400
                                                            =======   =======   =======

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL, DEFERRED AND INCENTIVE PLANS

     The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Benefit obligation:
  Balance at the beginning of the year......................  $ 19,827   $ 18,297
  Service cost..............................................       598        436
  Interest cost.............................................     1,822      1,336
  Actuarial loss............................................     5,234        420
  Benefits paid.............................................      (916)      (912)
  Change in plan provisions.................................     1,119        250
                                                              --------   --------
  Balance at the end of the year............................  $ 27,684   $ 19,827
                                                              ========   ========
Plan assets:
  Fair value at the beginning of the year...................  $      0   $      0
  Employer contributions....................................       916        912
  Benefits paid.............................................      (916)      (912)
                                                              --------   --------
  Fair value at the end of the year.........................  $      0   $      0
                                                              ========   ========
Funded status...............................................  $(27,684)  $(19,827)
Unrecognized prior service cost.............................     5,754      5,343
Unrecognized net loss.......................................     8,831      4,421
                                                              --------   --------
Net amount recognized.......................................  $(13,099)  $(10,063)
                                                              ========   ========
Amount recognized in the consolidated balance sheet:
  Accrued liability.........................................  $(18,277)  $(15,406)
  Unrecognized prior service cost...........................     5,178      5,343
                                                              --------   --------
Net amount recognized.......................................  $(13,099)  $(10,063)
                                                              ========   ========
Weighted average assumed discount rate......................      7.50%      7.75%
Assumed rate of annual compensation increases...............      5.50%      5.50%

     Net pension cost for 2000, 1999 and 1998 includes the following components:

                                                               2000     1999     1998
                                                              ------   ------   ------
Service cost................................................  $  598   $  436   $  368
Interest cost...............................................   1,822    1,336      965
Amortization of prior service cost..........................     457      395      199
Recognized net actuarial loss...............................     553      348      206
                                                              ------   ------   ------
          Total.............................................  $3,430   $2,515   $1,738
                                                              ======   ======   ======

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 2000 and 1999:

                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Benefit obligation:
  Balance at the beginning of the year......................  $ 3,102   $ 6,214
  Service cost..............................................      286       265
  Interest cost.............................................      219       194
  Plan participants' contributions..........................      141        78
  Actuarial (gain)/loss.....................................     (128)   (3,499)
  Benefits paid.............................................     (271)     (150)
                                                              -------   -------
  Balance at the end of the year............................  $ 3,349   $ 3,102
                                                              =======   =======
Plan assets:
  Fair value at the beginning of the year...................  $     0   $     0
  Employer contributions....................................      130        72
  Plan participants' contributions..........................      141        78
  Benefits paid.............................................     (271)     (150)
                                                              -------   -------
  Fair value at the end of the year.........................  $     0   $     0
                                                              =======   =======
Funded status...............................................  $(3,349)  $(3,102)
Unrecognized transition obligation..........................    1,267     1,372
Unrecognized net (gain)/loss................................   (2,855)   (2,904)
                                                              -------   -------
Net amount recognized.......................................  $(4,937)  $(4,634)
                                                              =======   =======
Weighted average assumed discount rate......................     7.50%     7.75%
Medical trend rate..........................................     7.00%     7.00%

     Effect of one percentage point change in health care cost trend on:

                                                             1-PERCENTAGE-    1-PERCENTAGE-
                                                             POINT INCREASE   POINT DECREASE
                                                             --------------   --------------
                                                                     (IN THOUSANDS)
Service and interest cost..................................        74               (63)
Accumulated postretirement benefit obligation..............       315              (271)

     Net postretirement health care cost for 2000, 1999, and 1998 includes the following components:

                                                              2000    1999   1998
                                                              -----   ----   ----
                                                                (IN THOUSANDS)
Service cost................................................  $ 286   $265   $493
Interest cost...............................................    219    194    383
Amortization of unrecognized transitional liability.........    106    105    106
Recognized net actuarial (gain)/loss........................   (177)  (169)     0
                                                              -----   ----   ----
          Total.............................................  $ 434   $395   $982
                                                              =====   ====   ====

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM INCENTIVE PLAN

     The Company maintains an incentive compensation plan, known as the Long-Term Incentive Plan (the "Plan"), that permits the grant of either stock options, stock appreciation rights, restricted stock, performance shares, or performance units to certain key employees. The Company has reserved 6,300,000 shares for issuance under the Plan. For options granted under the Plan, the option exercise price equals the stock's market price on the date of grant. The majority of the Plan's options vest after one year, and expire after ten years. The remainder are on a graded vesting schedule ranging from two to five years, and expire after ten years.

     A summary of the status of the Company's stock options at December 31, 2000, 1999, and 1998 and changes during the years then ended is presented in the tables below:

                                      2000                   1999                   1998
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                               SHARES     EXERCISE    SHARES     EXERCISE    SHARES     EXERCISE
                                (000)      PRICE       (000)      PRICE       (000)      PRICE
                              ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year......................  4,579,799    $29.27    3,603,613    $25.44    2,690,825    $15.20
Granted.....................  1,082,750     31.38    1,284,150     37.49    1,475,443     40.15
Issued in business
  combinations..............     47,037      9.16           --        --        2,400     12.68
Exercised...................   (291,537)    12.62     (275,824)    16.86     (523,119)    11.06
Forfeited...................    (10,902)    22.30      (32,140)    35.23      (41,936)    26.45
                              ---------    ------    ---------    ------    ---------    ------
Outstanding at end of
  year......................  5,407,147    $30.43    4,579,799    $29.27    3,603,613    $25.44
                              ---------    ------    ---------    ------    ---------    ------
Exercisable at end of
  year......................  3,537,897    $27.90    2,716,349    $22.66    2,140,944    $16.11
Weighted average fair value
  of options granted........               $ 8.36                 $ 8.35                 $10.35

     Information pertaining to options outstanding (in thousands) at December 31, 2000 is as follows:

                                              OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                      ------------------------------------   ----------------------
                                                     WEIGHTED
                                                      AVERAGE
                                                     REMAINING    WEIGHTED                 WEIGHTED
                                                    CONTRACTUAL   AVERAGE                  AVERAGE
                                        NUMBER       LIFE (IN     EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES              OUTSTANDING     YEARS)       PRICE     EXERCISABLE    PRICE
------------------------              -----------   -----------   --------   -----------   --------
$ 4.00 -- $12.00....................     126,979        3.4        $ 7.76       126,979     $ 7.76
 12.01 --  25.00....................   1,527,429        4.7         17.73     1,527,429      17.73
 25.01 --  35.00....................   1,082,750        9.0         31.38             0       0.00
 35.01 --  45.00....................   2,669,989        7.7         38.39     1,883,489      37.52
                                       ---------                              ---------
       Total........................   5,407,147                              3,537,897
                                       =========                              =========

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     If the Company had elected to recognize compensation cost for options granted in 2000, 1999 and 1998, based on the fair value of the options as permitted by SFAS No. 123, net income and earnings per share would have reduced to the pro forma amounts indicated below:

                                                        2000          1999          1998
                                                     ----------    ----------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income -- as reported..........................   $482,330      $443,173      $368,610
Net income -- pro forma............................    476,760       435,952       358,322
Earnings per share -- as reported -- basic.........       2.87          2.64          2.27
Earnings per share -- pro forma -- basic...........       2.83          2.60          2.20
Earnings per share -- as reported -- diluted.......       2.86          2.63          2.25
Earnings per share -- pro forma -- diluted.........       2.82          2.58          2.18

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                           2000       1999       1998
                                                          -------    -------    -------
Expected dividend yield.................................     3.19%      2.35%      1.91%
Expected stock price volatility.........................       32%        25%        25%
Risk-free interest rate.................................     6.52%      5.15%      5.58%
Expected life of options................................  4 years    4 years    4 years

PERFORMANCE SHARES

     During 2000, 1999 and 1998, the Company granted 48,400, 34,300 and 54,375 performance shares under the Long-Term Incentive Plan, respectively, to certain executive officers. Actual shares awarded are determined by various performance criteria, which may result in the issuance of either more or fewer shares than initially granted. Payment of the earned performance shares will be made 50% in cash and 50% in shares. Sale or other transfer of the shares is restricted for three years from the end of the performance period. The performance period is generally three years. Compensation for performance shares under the Plan is charged to earnings over the performance period based on the fair value of the Company's stock at the award date, and amounted to $1.6 million, $3.3 million and $2.1 million in 2000, 1999, and 1998, respectively.

EMPLOYEE STOCK PURCHASE PLANS

     The 1990 Discounted Stock Plan (the "1990 Plan") and the SouthTrust Corporation Discount Stock Payroll Purchase Plan (the "Discount Stock Plan") were established in order to give all employees an opportunity to acquire equity interest in the Company at a discount (17.5% in the case of the 1990 Plan and 15% in the case of the Discount Stock Plan) to the market price. Awards are made to all employees who have completed five years of full time service to the Company or its subsidiaries in the case of the 1990 Plan and two years of such service in the case of the Discount Stock Plan. In each calendar year, the aggregate purchase price of shares of Common Stock awarded to each employee may not exceed 10% of the annual salary of each employee. Certain restrictions are imposed on the shares of Common Stock awarded under the 1990 Plan and the Discount Stock Plans, and under certain circumstances, the Company may repurchase such shares. No shares were purchased by employees under the Discount Stock Plan in 2000. In December 1999, the Company's Board of Directors took action to provide that there will be no further grants under the 1990 Plan.

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N -- INCOME TAXES

     The provision for income taxes was as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Current:
  Federal..............................................  $150,560   $161,563   $123,162
  State................................................     9,656     12,414      7,194
                                                         --------   --------   --------
                                                          160,216    173,977    130,356
                                                         --------   --------   --------
Deferred:
  Federal..............................................    59,742     37,902     41,947
  State................................................     9,109      3,664      6,896
                                                         --------   --------   --------
                                                           68,851     41,566     48,843
                                                         --------   --------   --------
          Totals.......................................  $229,067   $215,543   $179,199
                                                         ========   ========   ========

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (35%) to income before taxes were as follows:

                                          2000             1999             1998
                                        --------         --------         --------
Pre-tax income at statutory rates.....  $248,989    35%  $230,551    35%  $191,733    35%
Add (deduct)
  State income tax, net of federal tax
     benefit..........................    12,197     2     10,451     2      9,158     2
  Tax-exempt income...................   (26,391)   (4)   (23,676)   (4)   (18,120)   (3)
  Other...............................    (5,728)   (1)    (1,783)    0     (3,572)   (1)
                                        --------   ---   --------   ---   --------   ---
          Totals......................  $229,067    32%  $215,543    33%  $179,199    33%
                                        ========   ===   ========   ===   ========   ===

     The components of the net deferred tax asset were as follows:

                                                                2000        1999
                                                              ---------   ---------
Deferred tax assets:
  Allowance for loan losses.................................  $ 167,370   $ 159,849
  Employee benefits.........................................     19,023      16,098
  Unrealized loss on securities.............................      7,867      64,501
  Other.....................................................     17,642      12,890
                                                              ---------   ---------
          Total deferred tax assets.........................    211,902     253,338
                                                              ---------   ---------
Deferred tax liabilities:
  Depreciation..............................................    (12,161)    (14,794)
  Leasing...................................................   (267,472)   (167,440)
  Loan fees.................................................    (11,663)     (5,735)
  Servicing income..........................................          0     (19,747)
  Other.....................................................    (10,438)     (9,828)
                                                              ---------   ---------
          Total deferred tax liabilities....................   (301,734)   (217,544)
                                                              ---------   ---------
Net Deferred Tax Asset (Liability)..........................  $ (89,832)  $  35,794
                                                              =========   =========

     The Company's federal and state income tax returns are subject to routine examination by governmental authorities. Various examinations are now in progress covering certain returns and, in the opinion of

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management, any adjustments which may result from such examinations will not have a material effect on the Company's consolidated financial statements.

     The deferred tax asset above is net of an insignificant valuation allowance. The Company has sufficient refundable taxes paid in available carryback years to realize its recorded deferred tax asset.

NOTE O -- FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                     2000                          1999
                                           ------------------------      -------------------------
                                            CARRYING     ESTIMATED        CARRYING      ESTIMATED
                                             AMOUNT      FAIR VALUE        AMOUNT      FAIR VALUE
                                           -----------   ----------      -----------   -----------
                                                               (IN THOUSANDS)
Assets:
  Cash and due from banks................  $   959,750   $  959,750      $   874,999   $   874,999
  Federal funds sold and other short-term
     investments.........................       44,237       44,237           46,767        46,767
  Trading securities.....................       71,456       71,456           69,508        69,508
  Loans held for sale....................      343,013      343,013          251,844       251,844
  Available-for-sale securities..........    6,978,510    6,978,510        5,061,001     5,061,001
  Held-to-maturity securities............    3,026,631    3,008,750        2,986,958     2,863,710
  Loans, net of leases...................   29,929,696   30,219,860       30,364,266    30,175,338
  Interest receivables and other
     assets..............................      428,050      428,050          354,096       354,096
Liabilities:
  Deposits...............................   30,702,539   30,811,071       27,739,345    27,737,179
  Federal funds purchased and other
     short-term borrowings...............    6,289,719    6,289,719        7,396,990     7,396,990
  Interest payables and other
     liabilities.........................      623,721      623,721          542,941       542,941
  Federal Home Loan Bank advances........    3,052,781    3,107,411        3,530,324     3,527,930
  Long-term debt.........................    1,125,311    1,163,265        1,125,483     1,092,788
Off-balance sheet instruments-assets/
  (liabilities):
  Interest rate swaps in a net receivable
     position............................       22,273       63,346            4,839       (18,246)
  Commitments to extend credit...........      (20,948)     (39,067)         (33,882)      (60,864)
  Standby letters of credit..............       (1,430)      (1,430)          (1,054)       (1,054)

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

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LOANS HELD FOR SALE AND SECURITIES

     Substantially all of the Company's held-to-maturity securities and loans held for sale to third-party investors have a readily determinable fair value. Fair values for these securities are based on quoted market prices, when available. If not available, fair values are based on market prices of comparable instruments. The carrying amount of accrued interest on securities approximates its fair value.

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

FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

     The carrying amounts of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings approximate their fair values.

FEDERAL HOME LOAN BANK ADVANCES AND LONG-TERM DEBT

     The fair values of the Company's FHLB advances and long-term debt are based on quoted market prices of similar instruments or estimates using the Company's incremental borrowing rates for similar types of instruments.

OFF-BALANCE-SHEET INSTRUMENTS

     Off-balance-sheet financial instruments include interest rate swaps, commitments to extend credit, and standby letters of credit. The fair value of such instruments is estimated using current settlement values or based on fees currently charged for similar arrangements in the market place, adjusted for changes in terms and credit risk as appropriate.

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P -- BUSINESS SEGMENTS

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

     The Commercial Banking segment derives its revenues from commercial, industrial and commercial real estate customers (large corporate and middle-market) throughout all geographic areas covered by the Company. This business segment also provides cash management, international and commercial leasing services. Also included in Commercial Banking is revenue from certain retail lending, depository services, and regional commercial lending activities in areas the Company has designated as Enterprise markets.

     The Regional Banking segment generates revenues from retail lending, depository services, and regional commercial lending not included in the Commercial Banking segment. Branch administration costs are also included in Regional Banking. Services include checking accounts, money market investment and money market checking accounts, personal money management accounts, passbook savings accounts and various other time deposit savings programs, and loans (including business, personal, automobile, mortgage, home improvement and educational loans). SouthTrust Bank also offers Visa and/or MasterCard multi-purpose nationally recognized credit card services. This segment also includes revenues from SouthTrust Mortgage Corporation, a mortgage banking company.

     The Funds Management segment is responsible for the Company's asset and liability management, which includes management of interest rate and liquidity risk. Activities include management of the Company's securities portfolio, wholesale and long-term funding sources, and the use of off-balance sheet activities, including interest rate swap agreements.

     The category named Other encompasses business segments such as the Company's trust asset management division and non-bank subsidiaries. These business segments provide services such as brokerage services, investment services and a variety of trust services.

     The remaining Company divisions included within the Reconciliation grouping are divisions that have no operating revenue. They contain unallocated costs not directly associated with the other reportable segments such as executive administration, finance, internal auditing, and risk assessment. Other items in this grouping include any unallocated provision for loan losses, income from bank owned life insurance, credits for data processing and other support function costs allocated to reportable segments, intangible amortization and income tax expense. Intercompany eliminations are also included in the Reconciliation group.

     The Company's management accounting policies generally follow those for the Company described in Note A, except for the following items. The Company uses a transfer pricing process to aid in assessing operating segment performance. This process involves matched rate transfer pricing of assets and liabilities to determine a contribution to the net interest margin on a segment basis. Also, net interest margin is reported on a fully taxable equivalent basis. The provision for loan losses is charged to each operating segment primarily based on net charge-offs. Data processing costs and other support function costs are charged in accordance with the relative operational cost of each segment.

     The Company's management accounting policies are continuously evolving based on both internal and external factors. Therefore, the Company has restated the comparative 1999 and 1998 business segment information to conform to the 2000 presentation. The restatement for 1999 and 1998 includes enhancements to the transfer pricing process, new allocations for interbranch processing and centralized management and

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

product support, and organizational structure changes made during 2000. As management accounting policies change, prior period restatements may also be necessary in the future.

     The following tables present the Company's business segment information for the years ended December 31, 2000 and 1999, and 1998:

                                                            2000
                          ------------------------------------------------------------------------
                          COMMERCIAL   REGIONAL      FUNDS                 RECONCILING     TOTAL
                           BANKING      BANKING    MANAGEMENT    OTHER        ITEMS       COMPANY
                          ----------   ---------   ----------   --------   -----------   ---------
                                                       (IN MILLIONS)
Net interest margin
  (FTE).................  $   577.5    $   748.4    $   93.0    $   41.5    $  (60.2)    $ 1,400.2
Provision for loan
  losses................       32.2         62.4         0.0        (0.2)       (1.6)         92.8
Non-interest income.....      111.7        307.9       (11.3)       52.7        44.7         505.7
Non-interest expense....      303.9        667.3         3.0        58.3        54.7       1,087.2
                          ---------    ---------    --------    --------    --------     ---------
  Income before income
     taxes..............      353.1        326.6        78.7        36.1       (68.6)        725.9
Income tax expense
  (FTE).................        0.0          0.0         0.0         0.0       243.6         243.6
                          ---------    ---------    --------    --------    --------     ---------
          Net income....  $   353.1    $   326.6    $   78.7    $   36.1    $ (312.2)    $   482.3
                          =========    =========    ========    ========    ========     =========
Ending assets...........  $16,207.0    $16,843.6    $7,786.9    $3,104.3    $1,204.7     $45,146.5
                          =========    =========    ========    ========    ========     =========

                                                            1999
                          ------------------------------------------------------------------------
                          COMMERCIAL   REGIONAL      FUNDS                 RECONCILING     TOTAL
                           BANKING      BANKING    MANAGEMENT    OTHER        ITEMS       COMPANY
                          ----------   ---------   ----------   --------   -----------   ---------
                                                       (IN MILLIONS)
Net interest margin
  (FTE).................  $   540.3    $   748.8    $  122.1    $   23.8     $ (53.2)    $ 1,381.8
Provision for loan
  losses................       40.3         50.4         0.0         0.0        50.6         141.3
Non-interest income.....       98.7        248.1         0.3        56.7        39.8         443.6
Non-interest expense....      281.7        624.5         2.4        53.7        48.2       1,010.5
                          ---------    ---------    --------    --------     -------     ---------
  Income before income
     taxes..............      317.0        322.0       120.0        26.8      (112.2)        673.6
Income tax expense
  (FTE).................        0.0          0.0         0.0         0.0       230.4         230.4
                          ---------    ---------    --------    --------     -------     ---------
          Net income....  $   317.0    $   322.0    $  120.0    $   26.8     $(342.6)    $   443.2
                          =========    =========    ========    ========     =======     =========
Ending assets...........  $16,022.1    $17,535.8    $6,888.6    $2,596.5     $ 219.5     $43,262.5
                          =========    =========    ========    ========     =======     =========

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            1998
                          ------------------------------------------------------------------------
                          COMMERCIAL   REGIONAL      FUNDS                 RECONCILING     TOTAL
                           BANKING      BANKING    MANAGEMENT    OTHER        ITEMS       COMPANY
                          ----------   ---------   ----------   --------   -----------   ---------
                                                       (IN MILLIONS)
Net interest margin
  (FTE).................  $   452.6    $   661.8    $   77.9    $   20.1     $ (31.9)    $ 1,180.5
Provision for loan
  losses................       18.9         29.8         0.0         0.0        46.1          94.8
Non-interest income.....       77.8        220.1         0.4        51.3        36.2         385.8
Non-interest expense....      233.9        540.1         2.2        49.7        88.5         914.4
                          ---------    ---------    --------    --------     -------     ---------
  Income before income
     taxes..............      277.6        312.0        76.1        21.7      (130.3)        557.1
Income tax expense
  (FTE).................        0.0          0.0         0.0         0.0       188.5         188.5
                          ---------    ---------    --------    --------     -------     ---------
          Net income....  $   277.6    $   312.0    $   76.1    $   21.7     $(318.8)    $   368.6
                          =========    =========    ========    ========     =======     =========
Ending assets...........  $13,826.8    $15,634.3    $5,710.5    $2,546.4     $ 415.8     $38,133.8
                          =========    =========    ========    ========     =======     =========

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q -- CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

                         PARENT COMPANY BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
ASSETS
Cash*.......................................................  $      464   $      133
Short-term investments*.....................................      47,817       74,939
Available-for-sale securities...............................      14,559        8,137
Loans.......................................................           0          355
Loans to subsidiaries*......................................      54,536       49,185
Investment in subsidiaries*:
  Bank and bank holding company.............................   3,584,241    3,181,880
  Non-banks.................................................      36,306       24,676
Other assets................................................      37,263       46,231
                                                              ----------   ----------
          Total assets......................................  $3,775,186   $3,385,536
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.......................................  $    7,791   $   24,227
Other liabilities...........................................      64,935       83,880
Long-term debt..............................................     350,000      350,000
                                                              ----------   ----------
          Total liabilities.................................     422,726      458,107
Stockholders' equity........................................   3,352,460    2,927,429
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $3,775,186   $3,385,536
                                                              ==========   ==========

---------------

* Eliminated in consolidation.

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      PARENT COMPANY STATEMENTS OF INCOME

                                                                2000       1999       1998
                                                              --------   --------   --------
INCOME:
  From subsidiaries*:
     Dividends from bank....................................  $182,070   $153,408   $119,646
     Interest...............................................     7,013      7,312     20,406
     Service fees...........................................    13,671     12,402     11,908
  Other.....................................................     3,277      7,234     12,361
                                                              --------   --------   --------
          Total income......................................   206,031    180,356    164,321
                                                              --------   --------   --------
EXPENSE:
  Salaries and employee benefits............................    11,518     10,666      8,308
  Interest..................................................    25,743     23,043     27,970
  Other.....................................................     1,229      2,162      2,226
                                                              --------   --------   --------
          Total expense.....................................    38,490     35,871     38,504
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET
  INCOME OF SUBSIDIARIES....................................   167,541    144,485    125,817
Income taxes................................................    (6,016)    (3,219)     2,292
                                                              --------   --------   --------
          INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME
            OF SUBSIDIARIES.................................   173,557    147,704    123,525
EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES*:
  Bank and bank holding company.............................   301,548    290,829    241,062
  Non-banks.................................................     7,225      4,640      4,023
                                                              --------   --------   --------
          NET INCOME........................................  $482,330   $443,173   $368,610
                                                              ========   ========   ========

---------------

* Eliminated in consolidation.

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $ 482,330   $ 443,173   $ 368,610
  Less equity in undistributed net income of subsidiaries...   (308,773)   (295,469)   (245,085)
                                                              ---------   ---------   ---------
  Income before equity in undistributed net income of
     subsidiaries...........................................    173,557     147,704     123,525
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision (credit) for:
       Depreciation of premises and equipment...............         34          34          32
       Deferred income tax..................................        854      (2,025)       (234)
  Net (increase)/decrease in other assets...................      8,982     (24,850)      4,598
  Net increase/(decrease) in other liabilities..............      9,121      14,168     (36,705)
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........    192,548     135,031      91,216
INVESTING ACTIVITIES:
  Proceeds from maturities/calls of available-for-sale
     securities.............................................          0       7,842           0
  Purchase of available-for-sale securities.................     (6,359)          0      (2,305)
  Payments for investments in and advances to
     subsidiaries...........................................     (2,419)   (105,271)   (300,946)
  Net (increase) decrease in:
     Short-term investments.................................     27,122      86,704      48,599
     Loans to subsidiaries..................................     (5,351)    (16,900)     (6,777)
     Loans..................................................        355      61,147      38,633
     Premises and equipment.................................        (48)        (63)     15,005
                                                              ---------   ---------   ---------
          Net cash provided by (used in) investing
            activities......................................     13,300      33,459    (207,791)
FINANCING ACTIVITIES:
  Proceeds from issuance of:
     Common stock...........................................      7,086      11,969     246,731
     Long-term debt.........................................          0      50,000           0
  Payments for:
     Repurchase of common stock.............................       (186)    (11,944)     (1,183)
     Long-term debt.........................................          0     (75,000)          0
     Cash dividends.........................................   (195,981)   (151,587)   (118,008)
  Net increase (decrease) in short-term borrowings..........    (16,436)      8,089     (10,999)
                                                              ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities......................................   (205,517)   (168,473)    116,541
                                                              ---------   ---------   ---------
Increase (decrease) in cash and due from banks..............        331          17         (34)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR................        133         116         150
                                                              ---------   ---------   ---------
CASH AND DUE FROM BANKS AT END OF YEAR......................  $     464   $     133   $     116
                                                              =========   =========   =========
Supplemental disclosure of cash flow information; Cash paid
  during the period for interest............................  $  26,195   $  25,735   $  24,777

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors is contained in the Company's proxy statement for the annual meeting of stockholders on April 18, 2001 and is incorporated herein by reference.

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

     Based solely on a review of copies of such reports furnished to SouthTrust through the date hereof, or written representations of such officers, directors or stockholders that no reports were required, SouthTrust believes that during 2000, all filing requirements applicable to its officers, directors and stockholders were complied with in a timely manner.

ITEM 11  EXECUTIVE COMPENSATION

     Information relating to executive compensation is contained in the Company's proxy statement for the annual meeting of stockholders on April 18, 2001 and is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the Company's proxy statement for the annual meeting of stockholders on April 18, 2001 and is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is contained in the Company's proxy statement for the annual meeting of stockholders on April 18, 2001 and is incorporated herein by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1 -- Financial Statements:

     The following consolidated financial statements of SouthTrust Corporation and subsidiaries, included in the annual report of the Company to its stockholders for the year ended December 31, 2000 are:

        Report of Independent Public Accountants

        Consolidated Balance Sheets -- December 31, 2000 and December 31, 1999

        Consolidated Statements of Income -- Years ended December 31, 2000, 1999, and 1998

        Consolidated Statements of Stockholders' Equity -- December 31, 2000, 1999, and 1998

        Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999, and 1998

        Notes to Consolidated Financial Statements -- Three years ended December 31, 2000

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

     *No. 3(ii) -- Composite Restated Bylaws of SouthTrust Corporation which was filed as Exhibit 3(a) to the Registration Statement on Form S-4 of SouthTrust Corporation (Registration No. 333-49174).

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

     *No. 4(c) -- Amended and Restated Rights Agreement, dated as of August 1, 2000 between SouthTrust Corporation and American Stock Transfer & Trust Company, Rights Agent, which was filed as Exhibit 1 to SouthTrust Corporation's Registration Statement on Form 8-A (File No. 001-14781).

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

     *No. 4(f) -- Composite Restated Bylaws of SouthTrust Corporation which was filed as Exhibit 3(a) to the Registration Statement on Form S-4 of SouthTrust Corporation (Registration No. 333-49174).

     *No. 4(g)(i) -- Form of Senior Indenture which was filed as Exhibit 4(b)(i) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-52717).

     No. 12 -- Statement of Computation of Ratios.

     No. 21 -- Subsidiaries of the Registrant.

     No. 23 -- Consents of Experts and Counsel.

     No. 24 -- Powers of Attorney.

     * Incorporated herein by reference.

     (b) Reports on Form 8-K filed in the fourth quarter of 2000: None.

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

Date: March 1, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            /s/ WALLACE D. MALONE, JR.               Chairman, President, Chief         March 1, 2001
---------------------------------------------------    Executive Officer, Director
              Wallace D. Malone, Jr.

                /s/ ALTON E. YOTHER                  Secretary, Treasurer and           March 1, 2001
---------------------------------------------------    Controller (Principal
                  Alton E. Yother                      Accounting and Financial
                                                       Officer)

               /s/ JULIAN W. BANTON                  Chairman and Chief Executive       March 1, 2001
---------------------------------------------------    Officer, SouthTrust Bank,
                 Julian W. Banton                      Director

                         *                           Director                           March 1, 2001
---------------------------------------------------
                   Van L. Richey

                         *                           Director                           March 1, 2001
---------------------------------------------------
                 William A. Coley

                         *                           Director                           March 1, 2001
---------------------------------------------------
                  Rex J. Lysinger

                         *                           Director                           March 1, 2001
---------------------------------------------------
                 William C. Hulsey

                         *                           Director                           March 1, 2001
---------------------------------------------------
                 John M. Bradford

                         *                           Director                           March 1, 2001
---------------------------------------------------
                  Judy M. Merritt

                         *                           Director                           March 1, 2001
---------------------------------------------------
                  Carl F. Bailey

                         *                           Director                           March 1, 2001
---------------------------------------------------
               Allen J. Keesler, Jr.

                         *                           Director                           March 1, 2001
---------------------------------------------------
                 H. Allen Franklin


                                                     Director
---------------------------------------------------
                  Donald M. James

               /s/ WILLIAM L. PRATER                                                    March 1, 2001
---------------------------------------------------
                 William L. Prater
                 Attorney-in-fact