Form 10-Q
period 2001-03-31
SOUTHTRUST CORP
filed 2001-05-14
CIK 92081

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Yes [X]     No [  ]


At March 31, 2001, 339,936,512 shares of the Registrant's Common Stock, $2.50 par value were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Statement Description                                                             Page(s)
-----------------------------------------------------------------------------------------

Consolidated Condensed Balance Sheets (Unaudited)
         March 31, 2001, December 31, 2000 and
         March 31, 2000                                                                3

Consolidated Condensed Statements of Income (Unaudited)
         Three months ended March 31, 2001 and 2000                                    4

Consolidated Condensed Statements of Stockholders' Equity (Unaudited)
         Three months ended March 31, 2001 and 2000                                    5

Consolidated Condensed Statements of Cash Flows (Unaudited)
         Three months ended March 31, 2001 and 2000                                    6

Notes to Consolidated Condensed Financial Statements                                7-12


         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of Management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three month periods ended March 31, 2001 and 2000. Results of operations for the interim 2001 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of the registrant is included on Pages 13-29.

                             SOUTHTRUST CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

(Dollars in thousands)                                        MARCH 31            DECEMBER 31             MARCH 31
                                                                2001                  2000                  2000
                                                           -------------         -------------         -------------
ASSETS
  Cash and due from banks                                  $     872,108         $     959,750         $     940,935
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                     27,201                43,273                26,400
    Interest-bearing deposits in other banks                       1,130                   964                   424
    Trading securities                                            94,407                71,456                70,286
    Loans held for sale                                          494,916               343,013               271,332
                                                           -------------         -------------         -------------
         Total short-term investments                            617,654               458,706               368,442
  Available-for-sale securities                                7,660,925             6,978,510             5,296,791
  Held-to-maturity securities (1)                              2,408,624             3,026,631             2,991,600
  Loans                                                       32,242,946            31,696,912            32,091,537
  Less:
    Unearned income                                              279,201               300,756               266,963
    Allowance for loan losses                                    460,451               450,348               453,280
                                                           -------------         -------------         -------------
         Net loans                                            31,503,294            30,945,808            31,371,294
  Premises and equipment, net                                    753,988               738,392               734,683
  Due from customers on acceptances                               27,968                26,329                40,681
  Goodwill - tax-deductible                                      301,969               302,208               312,478
  Goodwill - non-deductible                                      263,629               231,453               209,679
  Core deposit intangible                                         44,831                46,501                68,651
  Bank owned life insurance                                      897,206               887,632               852,610
  Other assets                                                   605,041               544,611               678,495
                                                           -------------         -------------         -------------
         Total assets                                      $  45,957,237         $  45,146,531         $  43,866,339
                                                           =============         =============         =============
LIABILITIES
  Deposits:
    Interest-bearing                                       $  24,793,848         $  26,808,453         $  24,750,248
    Other                                                      3,765,094             3,894,086             3,800,233
                                                           -------------         -------------         -------------
         Total deposits                                       28,558,942            30,702,539            28,550,481
  Federal funds purchased and securities sold
    under agreements to repurchase                             7,024,931             5,259,422             5,518,966
  Other short-term borrowings                                    996,892             1,030,297             1,756,317
  Bank acceptances outstanding                                    27,968                26,329                40,681
  Federal Home Loan Bank advances                              4,051,245             3,052,781             3,350,320
  Long-term debt                                               1,053,406             1,125,311             1,125,475
  Other liabilities                                              713,256               597,392               549,839
                                                           -------------         -------------         -------------
         Total liabilities                                    42,426,640            41,794,071            40,892,079
STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00 a share(2)                         0                     0                     0
    Common stock, par value $2.50 a share (3)                    856,747               851,962               847,149
    Capital surplus                                              340,057               333,987               330,517
    Retained earnings                                          2,286,248             2,202,901             1,962,593
    Accumulated other comprehensive income (loss)                 72,479               (12,164)             (141,923)
    Treasury stock, at cost (4)                                  (24,934)              (24,226)              (24,076)
                                                           -------------         -------------         -------------
         Total stockholders' equity                            3,530,597             3,352,460             2,974,260
                                                           -------------         -------------         -------------
         Total liabilities and stockholders' equity        $  45,957,237         $  45,146,531         $  43,866,339
                                                           =============         =============         =============
(1) Held-to-maturity securities-fair value                 $   2,424,712         $   3,008,750         $   2,857,292
(2) Preferred shares authorized                                5,000,000             5,000,000             5,000,000
       Preferred shares issued                                         0                     0                     0
(3) Common shares authorized                                 500,000,000           500,000,000           500,000,000
      Common shares issued                                   342,698,876           340,784,976           338,859,736
(4) Treasury shares of common stock                            2,762,364             2,678,114             2,668,270

                             SOUTHTRUST CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
(In thousands, except per share data)                                   MARCH 31
                                                               ---------        ---------
                                                                 2001              2000
                                                               ---------        ---------
INTEREST INCOME
  Loans, including fees                                        $ 665,615        $ 670,773
  Available-for-sale securities                                  124,271           86,842
  Held-to-maturity securities                                     45,514           51,257
  Short-term investments                                           9,097            6,635
                                                               ---------        ---------
      Total interest income                                      844,497          815,507
                                                               ---------        ---------
INTEREST EXPENSE
  Deposits                                                       316,368          295,746
  Short-term borrowings                                          103,700          104,379
  Federal Home Loan Bank advances                                 54,920           41,373
  Long-term debt                                                  18,587           17,849
                                                               ---------        ---------
      Total interest expense                                     493,575          459,347
                                                               ---------        ---------
      Net interest income                                        350,922          356,160
      Provision for loan losses                                   22,811           30,662
                                                               ---------        ---------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          328,111          325,498

NON-INTEREST INCOME
  Service charges on deposit accounts                             53,694           48,838
  Mortgage banking operations                                     12,947            8,396
  Bank card fees                                                   9,280            7,940
  Debit card fees                                                  7,033            5,794
  Trust fees                                                       7,638            7,921
  Investment fees                                                 11,201            9,855
  Bank owned life insurance                                       16,214           10,333
  Gains on loans held for sale, net                                1,938            1,447
  Securities gains (losses)                                           12              561
  Other                                                           10,403           12,391
                                                               ---------        ---------
      Total non-interest income                                  130,360          113,476
                                                               ---------        ---------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                 152,046          143,364
  Net occupancy                                                   24,268           22,663
  Equipment                                                       14,536           17,438
  Professional services                                           15,083           15,175
  Communications                                                  12,944           13,174
  Goodwill amortization - tax-deductible                           3,448            3,423
  Goodwill amortization - non-deductible                           2,800            2,436
  Core deposit amortization                                        3,350            4,895
  Other                                                           38,527           41,044
                                                               ---------        ---------
      Total non-interest expense                                 267,002          263,612
                                                               ---------        ---------
Income before income taxes                                       191,469          175,362
Income tax expense                                                61,613           57,274
                                                               ---------        ---------
        NET INCOME                                             $ 129,856        $ 118,088
                                                               =========        =========
Average shares outstanding - basic (in thousands)                338,650          336,075
Average shares outstanding - diluted (in thousands)              341,728          337,394
Net income per share - basic                                   $    0.38        $    0.35
Net income per share - diluted                                      0.38             0.35
Dividends declared per share                                        0.14            0.125

                             SOUTHTRUST CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                          ACCUMULATED
                                                                                             OTHER
                                                    COMMON     CAPITAL      RETAINED     COMPREHENSIVE   TREASURY
(Dollars in thousands)                              STOCK      SURPLUS      EARNINGS     INCOME (LOSS)     STOCK         TOTAL
                                                   --------    --------    -----------   -------------   --------     -----------
BALANCE AT JANUARY 1, 2000                         $846,192    $327,724    $ 1,886,481     $(108,928)    $(24,040)    $ 2,927,429

Net income                                                0           0        118,088             0            0         118,088
Change in unrealized loss on available-for-sale
   securities, net of tax of $19,719(*)                   0           0              0       (32,995)           0         (32,995)
                                                                                                                      -----------
Comprehensive income                                                                                                  $    85,093
                                                                                                                      ===========
Dividends declared ($.125 per share)                      0           0        (41,976)            0            0         (41,976)
Issuance of 196,084 shares of Common Stock
   for stock options exercised                          490         494              0             0            0             984
Issuance of 98,742 shares of Common Stock
   for dividend reinvestment and
   stock purchase plans                                 247       1,436              0             0            0           1,683
Issuance of 88,128 shares of Common Stock
   under long-term incentive plan                       220         863              0             0            0           1,083
Purchase of 2,186 of treasury stock                       0           0              0             0          (36)            (36)
                                                   --------    --------    -----------     ---------     --------     -----------
BALANCE AT MARCH 31, 2000                          $847,149    $330,517    $ 1,962,593     $(141,923)    $(24,076)    $ 2,974,260
                                                   ========    ========    ===========     =========     ========     ===========

BALANCE AT JANUARY 1, 2001                         $851,962    $333,987    $ 2,202,901     $ (12,164)    $(24,226)    $ 3,352,460

Net income                                                0           0        129,856             0            0         129,856
Change in unrealized gain on derivatives(*)               0           0              0        27,422            0          27,422
Change in unrealized gain on available-for-sale
   securities, net of tax of $(29,448)(*)                 0           0              0        57,221            0          57,221
                                                                                                                      -----------
Total other comprehensive income                                                                                           84,643
                                                                                                                      -----------
Comprehensive income                                                                                                  $   214,499
                                                                                                                      ===========
Dividends declared ($.14  per share)                      0           0        (47,335)            0            0         (47,335)
Issuance of 430,736 shares of Common Stock
   for stock options exercised                        1,077       2,801              0             0            0           3,878
Issuance of 115,372 shares of Common Stock
   under employee discounted stock
   purchase plan                                        289       1,385              0             0            0           1,674
Issuance of 70,448 shares of Common Stock
   under long term incentive plan                       176         756              0             0            0             932
Issuance of 1,297,344 shares of Common Stock
   for acquisitions accounted for as poolings-
   of-interest                                        3,243       1,128            826             0            0           5,197
Purchase of 84,250 shares of treasury stock               0           0              0             0         (708)           (708)
                                                   --------    --------    -----------     ---------     --------     -----------
BALANCE AT MARCH 31, 2001                          $856,747    $340,057    $ 2,286,248     $  72,479     $(24,934)    $ 3,530,597
                                                   ========    ========    ===========     =========     ========     ===========

(*) See disclosure of reclassification amount in Notes to Consolidated Condensed Financial Statements

                             SOUTHTRUST CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended
(In Thousands)                                                             March 31
                                                               -------------------------------
                                                                   2001                2000
                                                               -----------         -----------
OPERATING ACTIVITIES
  Net income                                                   $   129,856         $   118,088
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Provision (credit) for:
      Loan losses                                                   22,811              30,662
      Depreciation of premises and equipment                        12,967               9,493
      Amortization of intangibles                                   10,771              14,923
      Amortization of security premium                                 614                 502
      Accretion of security discount                                (1,481)               (851)
      Deferred income taxes                                          5,727               3,128
      Bank owned life insurance                                    (16,214)            (10,333)
      Unrealized gain on derivatives                                  (106)                  0
   Net gain on loans held for sale                                  (1,938)             (1,447)
   Net gain on available-for-sale securities                           (12)               (561)
   Origination and purchase of loans held for sale                (823,503)           (517,871)
   Proceeds from loans held for sale                               673,538             499,831
   Net increase in trading securities                              (22,951)               (778)
   Net (increase) decrease in other assets                          40,146             (62,959)
   Net increase in other liabilities                               114,915              42,778
                                                               -----------         -----------
       Net cash provided by operating activities                   145,140             124,605

INVESTING ACTIVITIES
  Proceeds from maturities/calls of:
     Available-for-sale securities                                 775,300              46,141
     Held-to-maturity securities                                   706,995              42,596
  Proceeds from sales of available-for-sale-securities                  12              57,578
  Purchases of:
     Available-for-sale securities                              (1,394,186)           (371,474)
     Held-to-maturity securities                                   (14,500)            (13,284)
     Premises and equipment                                        (19,077)             (7,573)
  Net (increase) decrease in:
     Short-term investments                                         35,396              21,417
     Loans                                                        (293,143)            (30,632)
  Purchases of bank owned life insurance                                 0            (100,000)
  Net cash paid in acquisitions                                    (30,168)             (7,951)
                                                               -----------         -----------
     Net cash used in investing activities                        (233,371)           (363,182)

FINANCING ACTIVITIES
  Net increase (decrease) in:
     Deposits                                                   (2,588,066)            642,388
     Short-term borrowings                                       1,731,721            (122,481)
  Proceeds from:
     Common Stock issuances                                          5,552               2,667
     Federal Home Loan Bank advances                             1,000,003           1,500,003
  Payments for:
     Repurchase of common stock                                       (708)                (36)
     Federal Home Loan Bank advances                                (1,539)         (1,680,007)
     Long-term debt                                                (98,836)                 (8)
     Cash dividends                                                (47,538)            (38,013)
                                                               -----------         -----------
     Net cash provided by financing activities                         589             304,513
                                                               -----------         -----------
     INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                (87,642)             65,936
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                     959,750             874,999
                                                               -----------         -----------
  CASH AND DUE FROM BANKS AT END OF PERIOD                     $   872,108         $   940,935
                                                               ===========         ===========

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Recent Accounting Pronouncements

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

         The following Statements issued are amendments to SFAS 133. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This Statement amends the effective date of SFAS 133, which is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment to FASB Statement No.
133. This Statement addresses a limited number of issues causing implementation difficulties for numerous entities and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

         The Company adopted SFAS 133, as amended, on January 1, 2001 and as of that date and as of the date of these financial statements, all of its hedging relationships qualified for hedge accounting treatment per the Statement. The effect of SFAS 133 on the Consolidated Condensed Financial Statements is immaterial.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not expect this Statement to have a material impact to the Consolidated Condensed Financial Statements.


Note B - Stock Split

         On April 18, 2001, the Company's Board of Directors announced a 2 for 1 stock split effected in the form of a stock dividend payable to shareholders of record on April 30, 2001. All share and per share information in this report has been restated to give retroactive effect to this split.

Note C - Earnings per Share Reconciliation

         A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                          Three months ended March 31
(In thousands, except per share data)        2001              2000
                                          ---------         ---------
Basic:
Net income                                $ 129,856         $ 118,088

Average common shares outstanding           338,650           336,075
                                          ---------         ---------
Earnings per share                        $    0.38         $    0.35
                                          =========         =========

Diluted:
Net income                                $ 129,856         $ 118,088

Average common shares outstanding           338,650           336,075
Dilutive effect of options issued             3,078             1,319
                                          ---------         ---------
Average diluted shares outstanding          341,728           337,394
                                          ---------         ---------
Earnings per share                        $    0.38         $    0.35
                                          =========         =========

         In addition, the Company had 900,002 exercisable options issued that were not included in the calculation of diluted EPS for the three months ended March 31, 2001, as the exercise price of these options was in excess of the average market price. For the three months ended March 31, 2000, the antidilutive options were 3,522,078.


Note D - Supplemental Cash Flow Information

         The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2000.


(In thousands)                                                 Three Months Ended March 31
                                                                  2001              2000
                                                               ---------         ---------
Cash paid during period for:
   Interest                                                    $ 545,098         $ 437,185
   Income taxes                                                    4,468             3,243

Noncash transactions:
   Assets acquired in business combinations                      422,342           176,642
   Liabilities assumed in business combinations                  401,076           171,443
   Common Stock issued in business combinations                    5,197                 0
   Loans transferred to other real estate                          9,301             5,852
   Financed sales of foreclosed property                           9,594             6,722
   Loans securitized into mortgage-backed securities                   0           332,294

Note E - Comprehensive Income

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

         In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:


                                                                            Three months ended March 31
                                                                  2001                                  2000
                                                  ----------------------------------    -----------------------------------
                                                    Before        Tax        Net of       Before         Tax       Net of
                                                     Tax         Effect       Tax          Tax         Effect        Tax
                                                  ---------    ---------    --------    ---------     --------    ---------
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising
    during the period                             $  86,681    $ (29,453)   $ 57,228    $ (52,153)    $ 19,506    $ (32,647)
Less: reclassification adjustment                        12           (5)          7          561         (213)         348
                                                  ---------    ---------    --------    ---------     --------    ---------
Net unrealized gain (loss) on securities             86,669      (29,448)     57,221      (52,714)      19,719      (32,995)
                                                  ---------    ---------    --------    ---------     --------    ---------
Unrealized gain on derivatives:
Unrealized holding gains arising
    during the period                                28,536         (423)   $ 28,113           --           --           --
Less: reclassification adjustment                     1,114         (423)        691           --           --           --
                                                  ---------    ---------    --------    ---------     --------    ---------
Net unrealized gain on derivatives                   27,422           --      27,422           --           --           --
                                                  ---------    ---------    --------    ---------     --------    ---------
Total Other Comprehensive Income (Loss)           $ 114,091    $ (29,448)   $ 84,643    $ (52,714)    $ 19,719    $ (32,995)
                                                  =========    =========    ========    =========     ========    =========


Note F - Business Segments

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

         The Commercial Banking segment derives its revenue from commercial, industrial and commercial real estate customers (large corporate and middle-market) throughout all geographic areas covered by the Company. This business segment also provides cash management, international and commercial leasing services. Also included in Commercial Banking is revenue from certain retail lending, depository services, and regional commercial lending activities in areas the Company has designated as Enterprise Markets.

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

          The category named Other encompasses business segments such as the Company's trust asset management and non-bank subsidiaries. These business segments provide services such as brokerage services, investment services and a variety of trust services.

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

         The Company's management accounting policies generally follow those for the Company described in Note A to the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2000, except for the following items. The Company uses a transfer pricing process to aid in assessing business segment performance. This process involves matched rate transfer pricing of assets and liabilities to determine a contribution to the net interest margin on a segment basis. Also, net interest margin is reported on a fully taxable equivalent basis. The provision for loan losses is charged to each business segment primarily based on net charge-offs. Data processing and other support function costs are charged in accordance with the relative operational cost of each segment.

       The following tables present the Company's business segment information for the three month periods ended March 31, 2001 and 2000:


                                                                    Three months ended March 31, 2001
                                     -------------------------------------------------------------------------------------------
                                     Commercial      Regional           Funds                        Reconciling         Total
(In millions)                         Banking         Banking        Management         Other           Items           Company
                                     ----------      ---------       ----------       ---------      -----------       ---------
Net interest margin (FTE) ....       $   148.1       $   191.6       $    18.7        $    16.9       $   (21.0)       $   354.3
Provision for loan losses ....             4.8            15.5             0.0              0.0             2.5             22.8
Non-interest income ..........            30.3            74.8            (0.8)            14.1            12.0            130.4
Non-interest expense .........            72.3           167.1             0.7             15.4            11.5            267.0
                                     ---------       ---------       ---------        ---------       ---------        ---------
     Income before income
       taxes .................           101.3            83.8            17.2             15.6           (23.0)           194.9
Income tax expense (FTE) .....             0.0             0.0             0.0              0.0            65.0             65.0
                                     ---------       ---------       ---------        ---------       ---------        ---------
     Net income ..............       $   101.3       $    83.8       $    17.2        $    15.6       $   (88.0)       $   129.9
                                     =========       =========       =========        =========       =========        =========

                                     ---------       ---------       ---------        ---------       ---------        ---------
Ending assets ................       $16,388.0       $17,383.2       $ 7,816.1        $ 3,208.9       $ 1,161.0        $45,957.2
                                     =========       =========       =========        =========       =========        =========


                                                                    Three months ended March 31, 2000
                                     -------------------------------------------------------------------------------------------
                                     Commercial      Regional           Funds                        Reconciling         Total
(In millions)                         Banking         Banking        Management         Other           Items           Company
                                     ----------      ---------       ----------       ---------      -----------       ---------
Net interest margin (FTE) ....       $   145.8       $   184.7       $    32.0        $     9.1       $   (11.9)       $   359.7
Provision for loan losses ....             4.6            17.5             0.0              0.1             8.5             30.7
Non-interest income ..........            26.0            63.5             0.1             13.6            10.3            113.5
Non-interest expense .........            71.9           154.5             0.7             13.8            22.7            263.6
                                     ---------       ---------       ---------        ---------       ---------        ---------
     Income before income
       taxes .................            95.3            76.2            31.4              8.8           (32.8)           178.9
Income tax expense (FTE) .....             0.0             0.0             0.0              0.0            60.8             60.8
                                     ---------       ---------       ---------        ---------       ---------        ---------
     Net income ..............       $    95.3       $    76.2       $    31.4        $     8.8       $   (93.6)       $   118.1
                                     =========       =========       =========        =========       =========        =========

                                     ---------       ---------       ---------        ---------       ---------        ---------
Ending assets ................       $15,905.5       $17,471.2       $ 7,113.5        $ 2,631.9       $   744.2        $43,866.3
                                     =========       =========       =========        =========       =========        =========

Note G - Business Combinations

         During the first three months of 2001, the Company completed the following acquisitions:

                                                                                               Consideration
                                                                                             -----------------
                                                                                                       Common     Method of
     Date          Location                Institution            Assets  Loans    Deposits   Cash     Shares    Accounting
--------------  --------------  --------------------------------  ------  ------  ---------  ------  ---------   ----------
March 16, 2001  Irving, Texas   Irving National Bancshares, Inc.  $102.9  $ 88.2   $  96.8           1,297,344    Pooling
March 30, 2001  LaPorte, Texas  Bay Bancshares, Inc.               319.4   204.7     300.2   $ 54.2               Purchase
                                                                  ------  ------   -------
                                                                  $422.3  $292.9   $ 397.0
                                                                  ======  ======   =======

         Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Condensed Financial Statements. In poolings-of-interest, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisition prior to the acquisition date, since the effect is not material.

         On May 4, 2001, SouthTrust entered into an agreement and plan of share exchange with CENIT Bancorp, Inc. (CENIT) in Norfolk, Virginia. According to the agreement, SouthTrust will exchange approximately 1.14 shares of SouthTrust Corporation common stock for each share of CENIT common stock, to be accounted for as a purchase. CENIT had total assets of approximately $665 million at March 31, 2001. This acquisition is expected to close in the second half of 2001 and is subject to certain closing conditions and regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

         SouthTrust Corporation ("SouthTrust" or the "Company") is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, and engages, through its subsidiary bank, SouthTrust Bank and its non-banking subsidiaries, in a full range of banking services from 654 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of March 31, 2001, the Company had consolidated total assets of $46.0 billion, which ranked it among the top twenty-five bank holding companies in the United States.

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

         Information relating to the Company's business segments can be found in Note F to the Consolidated Condensed Financial Statements.

FORWARD-LOOKING STATEMENTS

         In this report and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that may be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe, expect, anticipate, intend, estimate" and similar expressions. These statements may relate to, among other things, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following: changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures within the Company's markets; equity and fixed income market fluctuations; personal and corporate customers' bankruptcies; inflation; acquisitions and integration of acquired businesses; technological changes; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; other risks and uncertainties.

SELECTED QUARTERLY FINANCIAL DATA                                        TABLE 1
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                 Quarters Ended
                                                  ------------------------------------------------------------------------
                                                     2001                                  2000
                                                  ----------     ---------------------------------------------------------
                                                    Mar 31         Dec 31         Sept 30         Jun 30           Mar 31
                                                  ----------     ----------     ----------      ----------      ----------
EARNINGS SUMMARY:
        Interest income                           $    844.5     $    874.4     $    862.6      $    841.6      $    815.5
        Interest expense                               493.6          535.1          523.0           490.8           459.3
                                                  ----------     ----------     ----------      ----------      ----------
        Net interest income                            350.9          339.3          339.6           350.8           356.2
        Provision for loan losses                       22.8           19.6           18.5            24.2            30.7
                                                  ----------     ----------     ----------      ----------      ----------
        Net interest income after
            provision for loan losses                  328.1          319.7          321.1           326.6           325.5
        Non-interest income                            130.4          126.2          158.6           119.2           112.9
        Securities gains (losses)                        0.0            0.0          (11.6)           (0.1)            0.6
        Non-interest expense                           267.0          265.6          289.2           268.8           263.6
                                                  ----------     ----------     ----------      ----------      ----------
        Income before income taxes                     191.5          180.3          178.9           176.9           175.4
        Income taxes                                    61.6           57.6           57.3            57.0            57.3
                                                  ----------     ----------     ----------      ----------      ----------
        Net income                                $    129.9     $    122.7     $    121.6      $    119.9      $    118.1
                                                  ==========     ==========     ==========      ==========      ==========
PER COMMON SHARE:
        Net income - basic                        $     0.38     $     0.36     $     0.36      $     0.36      $     0.35
        Net income - diluted                            0.38           0.36           0.36            0.36            0.35
        Cash dividends declared                         0.14          0.125          0.125           0.125           0.125
        Book value                                     10.39           9.92           9.48            9.11            8.85
        Market value-high                             24.440         20.530         16.070          15.190          18.530
        Market value-low                              19.250         13.750         11.310          11.250          10.440

ENDING BALANCES:
        Loans, net of unearned income             $ 31,963.7     $ 31,396.2     $ 32,067.0      $ 32,043.4      $ 31,824.6
        Total assets                                45,957.2       45,146.5       44,326.3        44,344.5        43,866.3
        Deposits                                    28,558.9       30,702.5       29,793.7        28,627.6        28,550.5
        Federal Home Loan Bank advances              4,051.2        3,052.8        2,850.8         3,050.8         3,350.3
        Long-term debt                               1,053.4        1,125.3        1,125.4         1,125.3         1,125.5
        Stockholders' equity                         3,530.6        3,352.5        3,189.7         3,064.8         2,974.3
        Common shares (in thousands)                 339,937        338,107        336,490         336,468         336,191

AVERAGE BALANCES:
        Loans, net of unearned income             $ 31,564.7     $ 32,129.6     $ 32,034.7      $ 31,993.9      $ 31,931.3
        Earning assets                              42,018.1       41,333.5       40,769.0        40,703.9        40,292.7
        Total assets                                45,231.7       44,585.3       44,041.7        44,038.1        43,565.0
        Deposits                                    28,736.9       29,699.1       29,078.2        28,449.5        28,773.6
        Stockholders' equity                         3,436.1        3,219.0        3,117.9         2,989.5         2,946.0
        Common shares (in thousands)
            Basic                                    338,650        336,822        336,477         336,368         336,075
            Diluted                                  341,728        338,448        337,832         337,566         337,394

SELECTED RATIOS:
        Return on average total assets                  1.16%          1.10%          1.10%           1.09%           1.09%
        Return on average stockholders' equity         15.33          15.17          15.52           16.13           16.12
        Net interest margin (FTE)                       3.42           3.29           3.33            3.48            3.57
        Average equity to average assets                7.60           7.22           7.08            6.79            6.76
        Non-interest expense as a percent
            of average total assets                     2.39           2.37           2.61            2.46            2.43
        Efficiency ratio                               55.09          56.63          57.63           56.68           55.91

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND                       TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID
(DOLLARS IN MILLIONS; YIELDS ON TAXABLE EQUIVALENT BASIS)

                                                                                QUARTERS ENDED
                                              ------------------------------------------------------------------------------
                                                            MARCH 31, 2001                          DECEMBER 31, 2000
                                              -------------------------------------      -----------------------------------
                                                                              (1)                                      (1)
                                               Average                       Yield/       Average                     Yield/
                                               Balance        Interest        Rate        Balance      Interest        Rate
                                              ---------       --------       ------      ---------     --------       ------
ASSETS
Loans, net of unearned
 income (2)                                   $31,564.7       $ 666.2         8.56%      $32,129.6      $ 714.9        8.85%
Available-for-sale securities:
 Taxable                                        6,956.0         120.2         7.04         5,442.8         95.6        6.86
 Non-taxable                                      336.0           6.4         7.73           325.9          6.3        7.58
Held-to-maturity securities:
 Taxable                                        2,606.5          44.3         6.89         2,925.3         50.3        6.84
 Non-taxable                                       73.3           1.7         9.29            75.9          1.8        9.31
Short-term investments                            481.6           9.1         7.66           434.0          9.0        8.25
                                              ---------       -------        -----       ---------      -------       -----
  Total interest-earning assets                42,018.1       $ 847.9         8.19%       41,333.5      $ 877.9        8.43%
Allowance for loan losses                        (451.3)                                    (452.9)
Other assets                                    3,664.9                                    3,704.7
                                              ---------                                  ---------
  Total assets                                $45,231.7                                  $44,585.3
                                              =========                                  =========

LIABILITIES
Savings deposits                              $ 1,948.8       $  14.2         2.95%      $ 1,973.9      $  14.9        3.00%
Interest-bearing demand deposits                3,292.7          18.2         2.25         3,263.9         20.2        2.46
Time deposits                                  19,992.3         284.0         5.76        20,874.3        320.5        6.11
Short-term borrowings                           7,455.3         103.7         5.64         6,890.8        113.1        6.53
Federal Home Loan Bank advances                 3,816.3          54.9         5.84         2,971.8         47.3        6.33
Long-term debt                                  1,079.4          18.6         6.98         1,125.3         19.1        6.74
                                              ---------       -------       ------       ---------      -------       ------
  Total interest-bearing liabilities           37,584.8       $ 493.6         5.33%       37,100.0      $ 535.1        5.74%
Non-interest bearing demand deposits            3,503.2                                    3,587.0
Other liabilities                                 707.6                                      679.3
Total liabilities                              41,795.6                                   41,366.3
STOCKHOLDERS' EQUITY                            3,436.1                                    3,219.0
                                              ---------                                  ---------
  Total liabilities and stockholders' equity  $45,231.7                                  $44,585.3
                                              =========                                  =========
Net interest income                                           $ 354.3                                   $ 342.8
                                                              =======                                   =======
Net interest margin                                                           3.42%                                    3.29%
                                                                             =====                                    =====
Net interest spread                                                           2.86%                                    2.69%
                                                                             =====                                    =====


(1) YIELDS WERE CALCULATED USING THE AVERAGE AMORTIZED COST OF THE UNDERLYING ASSETS. ALL YIELDS AND RATES ARE PRESENTED ON AN ANNUALIZED BASIS.

(2) INCLUDED IN INTEREST ARE NET LOAN FEES OF $16.5 MILLION, $18.0 MILLION, $17.5 MILLION, $17.2 MILLION, AND $16.8 MILLION FOR THE FIVE QUARTERS ENDED MARCH 31, 2001, RESPECTIVELY. THE AVERAGES INCLUDE LOANS ON WHICH THE ACCRUAL OF INTEREST HAS BEEN DISCONTINUED. INCOME ON NON-ACCRUAL LOANS IS RECOGNIZED ON A CASH-BASIS.

                                                                         TABLE 2

                                                       QUARTERS ENDED
---------------------------------------------------------------------------------------------------------------------
         SEPTEMBER 30, 2000                             JUNE 30, 2000                         MARCH 31, 2000
-------------------------------------      ----------------------------------      ----------------------------------
                                (1)                                     (1)                                     (1)
  Average                      Yield/        Average                   Yield/        Average                   Yield/
  Balance        Interest       Rate         Balance       Interest     Rate         Balance      Interest      Rate
----------       --------      ------      ----------      --------    ------      ----------     --------     ------
$ 32,034.7       $ 710.7        8.83%      $ 31,993.9      $ 690.4       8.68%     $ 31,931.3      $ 671.4       8.46%

   4,967.6          88.1        6.83          4,938.3         87.5       6.80         4,695.0         82.7       6.81
     332.7           6.5        7.56            344.1          6.8       7.62           322.9          6.5       7.62

   2,897.5          49.7        6.82          2,911.1         49.9       6.89         2,907.3         49.8       6.89
      76.7           1.8        9.49             77.8          1.9       9.71            81.9          2.1      10.13
     459.8           9.5        8.24            438.7          8.8       8.12           354.3          6.6       7.53
----------       -------       -----       ----------      -------      -----      ----------      -------      -----
  40,769.0       $ 866.3        8.42%        40,703.9      $ 845.3       8.30%       40,292.7      $ 819.1       8.14%
    (455.5)                                    (456.7)                                 (448.7)
   3,728.2                                    3,790.9                                 3,721.0
----------                                 ----------                              ----------
$ 44,041.7                                 $ 44,038.1                              $ 43,565.0
==========                                 ==========                              ==========

$  2,070.8       $  15.4        2.96%      $  2,167.2      $  15.7       2.90%     $  2,222.2      $  15.9       2.89%
   3,177.2          18.4        2.31          3,301.4         18.0       2.19         3,295.8         17.3       2.11
  20,245.7         303.4        5.96         19,363.9        270.3       5.61        19,744.9        262.5       5.35
   7,096.5         116.8        6.55          7,739.1        121.8       6.33         7,134.4        104.4       5.88
   3,039.4          49.0        6.42          3,151.7         46.4       5.92         3,026.0         41.4       5.50
   1,125.3          20.1        7.09          1,125.4         18.6       6.67         1,125.5         17.9       6.38
----------       -------       -----       ----------      -------      -----      ----------      -------      -----
  36,754.9       $ 523.1        5.66%        36,848.7      $ 490.8       5.36%       36,548.8      $ 459.4       5.05%
   3,584.5                                    3,617.0                                 3,510.7
     584.4                                      582.9                                   559.5
  40,923.8                                   41,048.6                                40,619.0
   3,117.9                                    2,989.5                                 2,946.0
----------                                 ----------                              ----------
$ 44,041.7                                 $ 44,038.1                              $ 43,565.0
==========                                 ==========                              ==========
                 $ 343.2                                   $ 354.5                                 $ 359.7
                 =======                                   =======                                 =======
                                3.33%                                    3.48%                                   3.57%
                               =====                                    =====                                   =====
                                2.76%                                    2.94%                                   3.09%
                               =====                                    =====                                   =====

NET INTEREST INCOME/MARGIN

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

         The Company's net interest margin decreased 15 basis points from the first quarter of 2000 to 3.42% for the 2001 first quarter period. The net interest spread between interest-earning assets and interest-bearing liabilities decreased 23 basis points from the first quarter of 2000 to 2.86%. From mid-1999 through mid-2000, the Fed raised short-term interest rates a total of 175 basis points on six separate occasions in response to outstanding growth in the economy during this period. Since the Company's interest-earning assets were repricing at a slower rate than its interest-bearing liabilities, the Company's net interest margin and net interest spread were being compressed. The decline in the current quarter net interest margin compared to the first quarter of 2000 reflects this compression.

         Net interest margin, however, is up 13 basis points from the fourth quarter of 2000, while net interest spread is up 17 basis points. During the first quarter of 2001, the Fed lowered short-term interest rates a total of 150 basis points on three separate occasions. Economic indicators during early 2001 showed signs of slower growth in the economy, and rates were decreased to try to reverse this trend. These interest rate cuts have resulted in an improvement in the Company's net interest margin during the first quarter of 2001 when compared to the fourth quarter of 2000, as the Company has benefited from lower funding costs. During a special meeting in April, the Fed lowered rates another 50 basis points, which will further enhance the Company's net interest margin throughout the remainder of 2001.

         See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.

PROVISION FOR LOAN LOSSES

         During the first quarter of 2001, the Company recorded a $22.8 million provision for loan losses. This compares to a provision of $30.6 million for the quarter ended March 31, 2000. The decline in the provision for loan losses reflects slower loan growth experienced by the Company during recent quarters. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by Management based on the factors as described in "Allowance for Loan Losses" later in Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME

         Total non-interest income for the quarter ended March 31, 2001 was $130.4 million, an increase of $16.9 million or 14.9% over the same period in 2000. Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the first quarter of 2001 by 10.0% from the comparable year-ago period. This increase is attributable to increases in the number of deposit accounts, both through internal growth and acquisitions, and increases in certain service charge rates. Mortgage banking operations income increased 54.8% compared to the 2000 first quarter. Mortgage interest rates decreased significantly during the first quarter of 2001, which contributed to greater loan production and related income. Mortgage loans closed during the first quarters of 2001 and 2000 were $901.5 million and $516.6 million, respectively. Debit card fees increased 20.7% in the first quarter of 2001 compared to the same period in 2000. SouthTrust has seen tremendous growth in the demand for this product, and the increase stems from an increase in the percentage of customer accounts with debit cards as well as increased usage of debit cards.

         Fee income related to Bank cards also increased 17.7% over the year ago quarter, due to increased volume and certain service charges. Trust fees decreased 2.5% over the first quarter of 2000, a result of declining market values during the first quarter of 2001, as many trust fees are earned as a percentage of the underlying market values of trust accounts. Investment fee income increased 13.1% compared to the quarter ended March 31, 2001. Investment fees include trading account profits and commissions, which fluctuate based on market conditions. Income from bank owned life insurance for the first quarter of 2001 increased 57.3% over the comparable year ago period, due in part to $100 million of additional BOLI funding during the first quarter of 2000.

         Sales of loans during the first quarter of 2001 resulted in a gain of approximately $1.9 million, while securities gains were less than $0.1 million in the first quarter of 2001.

         There were no other significant non-recurring non-interest income items recorded in the first quarter of 2001 or 2000.

                                                                         TABLE 3

NON-INTEREST INCOME
(In millions)

                                                                         Quarters Ended
                                            ---------------------------------------------------------------------
                                              2001                                2000
                                            -------        ------------------------------------------------------
                                             Mar 31         Dec 31        Sept 30          Jun 30          Mar 31
                                            -------        -------        -------         -------         -------
Service charges on deposit accounts         $  53.7        $  55.7        $  55.4         $  53.0         $  48.8
Mortgage banking operations                    13.0            9.7           10.3             9.7             8.4
Bank card fees                                  9.3            8.8            8.8             8.3             7.9
Debit card fees                                 7.0            7.0            6.6             6.4             5.8
Trust fees                                      7.7            8.5            7.9             7.8             7.9
Investment fees                                11.2           10.4            9.9             9.2             9.9
Bank owned life insurance                      16.2           12.4           13.4            14.8            10.3
Gains on loans held-for-sale, net               1.9            3.5            2.9             0.5             1.5
Securities gains (losses)                       0.0            0.0          (11.6)           (0.1)            0.6
Other                                          10.4           10.1           43.4             9.5            12.4
                                            -------        -------        -------         -------         -------
     Total                                  $ 130.4        $ 126.1        $ 147.0         $ 119.1         $ 113.5
                                            =======        =======        =======         =======         =======

NON-INTEREST EXPENSE

         Total non-interest expense increased 1.2% to $267.0 million in the first quarter of 2001 as compared to the same period in 2000. Salaries and employee benefits expense is the largest component of non-interest expense, accounting for $152.1 million or 57.0% of all non-interest expense for the quarter ended March 31, 2001. The March 31, 2001 quarter over March 31,2000 quarter increase in salary and employee benefits expense was $8.7 million or 6.1%, related mainly to annual merit and incentive increases. Occupancy expense was also up in the first quarter of 2001 by $1.7 million or 7.5%. This increase is attributable to a higher number of banking offices, including branches and other offices, as of March 31, 2001 compared to March 31, 2000. Equipment expense, however, was down $2.9 million or 16.7% in the first quarter of 2001, partially as a result of certain accrual adjustments made during the current quarter.

         All other non-interest expense is down 5% in the first quarter of 2001 when compared to the same period in 2000, reflecting the Company's commitment to expense control. The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 55.09% for the three-month period ended March 31, 2001. The efficiency ratio for the three-month period ended March 31, 2000 was 55.91%.

         There were no other significant non-recurring non-interest expense items recorded in 2001 or 2000.

                                                                         TABLE 4

NON-INTEREST EXPENSE
(In millions)

                                                                         Quarters Ended
                                            ---------------------------------------------------------------------
                                              2001                                2000
                                            -------        ------------------------------------------------------
                                             Mar 31         Dec 31        Sept 30          Jun 30          Mar 31
                                            -------        -------        -------         -------         -------
Salaries and employee benefits              $ 152.1        $ 141.4        $ 145.1         $ 141.9         $ 143.4
Net occupancy                                  24.3           23.7           23.8            23.3            22.6
Equipment                                      14.5           16.2           22.5            18.2            17.4
Professional services                          15.1           18.0           22.0            17.7            15.2
Communications                                 12.9           12.7           12.6            13.1            13.2
Goodwill and core deposit amortization          9.6            9.6           20.2            11.0            10.8
Other                                          38.5           44.0           43.0            43.6            41.0
                                            -------        -------        -------         -------         -------
     Total                                  $ 267.0        $ 265.6        $ 289.2         $ 268.8         $ 263.6
                                            =======        =======        =======         =======         =======

INCOME TAX EXPENSE

         Income tax expense for the first quarter of 2001 was $61.6 million for an effective tax rate of 32.2% compared to $57.3 million or an effective rate of 32.7% in the first quarter of 2000. The statutory federal income tax rate was 35% in 2001 and 2000.

LOANS

         Loans, net of unearned income at March 31, 2001 were $31,963.7 million, an increase of $567.5 million over the December 31, 2000 level. Of the total increase, $292.9 million was obtained in acquisitions. Internal growth accounted for the remaining $274.6 million of the increase. Loan growth has slowed down in recent quarters, partially as a result of the higher interest rate environment and the general slowdown in the economy. Loan growth is expected to accelerate somewhat in the near term given the recent interest rate cuts by the Fed.

         The Company regularly participates in loan sales in the secondary market, which facilitate the management of its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $634.5 million during the three month period ended March 31, 2001.

                                                                         TABLE 5

LOAN PORTFOLIO
(In millions)

                                                                                Quarters Ended
                                                   ------------------------------------------------------------------------------
                                                      2001                                      2000
                                                   ----------       -------------------------------------------------------------
                                                     Mar 31           Dec 31          Sept 30           Jun 30           Mar 31
                                                   ----------       ----------       ----------       ----------       ----------
Commercial, financial and agricultural             $ 12,541.6       $ 12,315.5       $ 11,899.7       $ 11,658.2       $ 11,357.2
Real estate construction                              3,793.0          4,162.6          3,929.7          4,035.6          4,369.9
Commercial real estate mortgage                       7,124.6          6,572.9          6,664.1          6,521.4          6,266.1
Residential real estate mortgage                      5,549.1          5,380.6          6,559.3          6,752.4          6,616.2
Loans to individuals                                  3,234.6          3,265.3          3,299.9          3,349.7          3,482.1
                                                   ----------       ----------       ----------       ----------       ----------

                                                     32,242.9         31,696.9         32,352.7         32,317.3         32,091.5

Unearned income                                        (279.2)          (300.7)          (285.7)          (273.9)          (266.9)
                                                   ----------       ----------       ----------       ----------       ----------
Loans, net of unearned income                        31,963.7         31,396.2         32,067.0         32,043.4         31,824.6

Allowance for loan losses                              (460.4)          (450.4)          (451.7)          (456.1)          (453.3)
                                                   ----------       ----------       ----------       ----------       ----------
Net loans                                          $ 31,503.3       $ 30,945.8       $ 31,615.3       $ 31,587.3       $ 31,371.3
                                                   ==========       ==========       ==========       ==========       ==========

ALLOWANCE FOR LOAN LOSSES

         The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon Management's estimated range of those losses. Actual losses for these loans can vary significantly from this estimate. The State Banking Department of the State of Alabama regulates the Company's subsidiary bank. The bank is a member bank of the Federal Reserve System, and as such, is also subject to the regulations of the Federal Reserve Board applicable to state member banks. Management may also consider recommendations from these regulators in concluding on the adequacy of the allowance for loan losses. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model and resulting allowance level are adjusted accordingly as these factors change. The historical and migration loss rates described below which are used in determining the allowance also provide a self-correcting feature to the methodology.

         Loans are separated by internal risk ratings into two categories for assessment of their estimated allowance level needs; Non-problem and Watch-list. The allowance for loans is calculated by applying historical loss factors to outstanding Non-problem loans within each loan type. The loss factors represent either the average of the last four years' losses or, in some cases, the most recent year's loss experience if in Management's judgement that loss rate is more representative of current trends in a particular loan type. The allocation of the allowance on Non-problem loans is based on estimates of losses inherent in this portfolio, which have not yet been specifically identified in the Company's problem loan rating process. Watch-list loans include any loans that have an internal credit review or regulatory rating of less than "pass", plus "pass" rated loans that are sound and collectible, but contain certain characteristics that require review by Management. The allowance associated with Watch-list loans is calculated by applying loss factors determined through a combination of a migration analysis or an average of the last four years' loss experience, both of which are specific to Watch-list loans. The migration analysis is performed periodically and measures losses in relation to the internal risk ratings assigned to loans. Additionally, certain Watch-list loans (generally large commercial credits) are specifically reviewed. The specific review considers estimates of future cash flows, fair values of collateral and other indicators of the borrowers' ability to repay the loan.

         In addition to the above, the Company considers other risk elements in establishing the reserve for both Non-problem and Watch-list loans. These risk elements are based on Management's evaluation of various conditions that affect inherent losses, which are not directly measured by applying the historical or migration loss rates. Also, in most cases, the impact of these risk elements has not yet been reflected in the level of non-performing loans or in the internal risk grading process. Evaluation of these elements involves a higher degree of uncertainty since they are not directly associated with specific problem credits. These elements are discussed below.

         The Company's loan portfolio has historically experienced growth rates in excess of our peers. While the Company strives to use prudent underwriting and credit management standards, such growth and related underwriting risks lead to increased losses, which are not realized until after period end. Additionally, loans acquired through the various business combinations carry additional credit risk due to uncertainties associated with the underwriting process and deviations from the Company's credit underwriting standards at the acquired institutions. The Company is also subject to risk associated with certain industry concentrations. Commercial real estate mortgage loans represent the Company's largest concentration and although this segment of the portfolio has performed well in recent years, Management considers the associated risk within the commercial real estate portfolio as part of the other risk elements. The Company has established a sound credit policy that guides the manner in which loans are underwritten. Exceptions from this policy may be necessary to facilitate the lending process. The associated exception risk has also been considered in computing the allowance.

         The allowance allocated to Watch-list loans at March 31, 2001 totaled $141.0 million, and the allowance allocated to Non-problem loans totaled $319.5 million.

         Based on the methodology outlined above, the total allowance for loan losses was $460.5 million at March 31, 2001 and $450.3 million at December 31, 2000. As a percentage of outstanding loans, the total allowance for loan losses was 1.44%, compared to the December 31, 2000 level of 1.43%. Net charge-offs during the three months ended March 31, 2001 totaled $22.8 million or .29% of average net loans on an annualized basis, an increase of $0.2 million from the 2000 first quarter.

                                                                         TABLE 6
ALLOWANCE FOR LOAN LOSSES
(In  thousands)

                                                                                Quarters Ended
                                                   ------------------------------------------------------------------------------
                                                      2001                                      2000
                                                   ----------       -------------------------------------------------------------
                                                     Mar 31           Dec 31          Sept 30           Jun 30           Mar 31
                                                   ----------       ----------       ----------       ----------       ----------
Balance beginning of quarter                       $  450,348       $  451,742       $  456,089       $  453,280       $  442,343
Loans charged-off:
        Commercial, financial and agricultural         12,338           11,828           14,949           13,883            9,912
        Real estate construction                            0               34                0                0                0
        Commercial real estate mortgage                 1,151              143               48                0                0
        Residential real estate mortgage                1,871            1,933            1,663            1,821            1,215
        Loans to individuals                           10,697           12,870            9,503           11,382           14,519
                                                   ----------       ----------       ----------       ----------       ----------
                    Total charge-offs                  26,057           26,808           26,163           27,086           25,646
                                                   ==========       ==========       ==========       ==========       ==========
Recoveries of loans previously charged-off:
        Commercial, financial and agricultural            859              447            1,010              450            1,371
        Real estate construction                            0                0                0                0                0
        Commercial real estate mortgage                     0                0               21                0                0
        Residential real estate mortgage                  366              592              489              179              112
        Loans to individuals                            2,017            2,017            1,843            2,465            1,544
                                                   ----------       ----------       ----------       ----------       ----------
                    Total recoveries                    3,242            3,056            3,363            3,094            3,027
                                                   ==========       ==========       ==========       ==========       ==========

Net loans charged-off                                  22,815           23,752           22,800           23,992           22,619
Additions to allowance charged to expense              22,811           19,530           18,453           24,182           30,662
Subsidiaries' allowance at date of purchase            10,107            2,828                0            2,619            2,894
                                                  ----------       ----------       ----------       ----------       ----------
Balance at end of quarter                          $  460,451       $  450,348       $  451,742       $  456,089       $  453,280
                                                   ==========       ==========       ==========       ==========       ==========
(In  millions)
Loans outstanding at quarter end,
        net of unearned income                     $ 31,963.7       $ 31,396.2       $ 32,067.0       $ 32,043.4       $ 31,824.6
Average loans outstanding,
        net of unearned income                     $ 31,564.7       $ 32,129.6       $ 32,034.7       $ 31,993.9       $ 31,931.3
Ratios:
        Allowance to net loans outstanding               1.44%            1.43%            1.41%            1.42%            1.42%
        Net loans charged-off to average
               net loans                                 0.29             0.29             0.28             0.30             0.28
        Provision for loan losses to
               net charge-off                           99.98            82.22            80.93           100.79           135.56
        Provision for loan losses to
               average net loans                         0.29             0.24             0.23             0.30             0.39

NON-PERFORMING ASSETS

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $234.4 million at March 31, 2001, an increase of $25.6 million from December 31, 2000. The ratio of non-performing assets to total loans plus other non-performing assets was 0.73% at March 31, 2001, while the allowance to non-performing loans ratio was 240.04% for the same period.

                                                                         TABLE 7
NON-PERFORMING ASSETS
(Dollars in millions)

                                                                                          Quarters Ended
                                                              -------------------------------------------------------------------
                                                               2001                                 2000
                                                              -------        ----------------------------------------------------
                                                              Mar 31         Dec 31         Sept 30        Jun 30         Mar 31
                                                              -------        -------        -------        -------        -------
Non-performing loans
        Commercial, financial, and agricultural               $ 146.5        $ 124.9        $ 120.9        $ 102.9        $  92.5
        Real estate construction                                 11.6            3.3            4.3            4.6            4.2
        Commercial real estate mortgage                           2.6            6.5            2.9            4.6            5.5
        Residential real estate mortgage                         20.7           17.8           20.4           15.0           15.7
        Loans to individuals                                     10.4            9.8           11.1           10.0           15.5
                                                              -------        -------        -------        -------        -------
              Total non-performing loans                        191.8          162.3          159.6          137.1          133.4
                                                              -------        -------        -------        -------        -------
Other real estate owned                                          33.1           38.2           30.7           39.0           37.1

Other repossessed assets                                          9.5            8.3            8.5           11.8           13.3
                                                              -------        -------        -------        -------        -------
              Total non-performing assets                     $ 234.4        $ 208.8        $ 198.8        $ 187.9        $ 183.8
                                                              =======        =======        =======        =======        =======

Accruing loans past due 90 days or more                       $  69.3        $  59.2        $  53.2        $  55.8        $  60.6
Ratios:
        Non-performing loans to total loans                      0.60%          0.52%          0.50%          0.43%          0.42%
        Non-performing assets to total loans
              plus other non-performing assets                   0.73           0.66           0.62           0.59           0.58
        Non-performing assets and accruing loans
              90 days or more past due to total loans
              plus other non-performing assets                   0.95           0.85           0.79           0.76           0.77
        Allowance to non-performing loans                      240.04         277.46         283.09         332.73         339.80

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

         Total securities, including those designated as available-for-sale and held-to-maturity, have increased $64.4 million since December 31, 2000. Securities obtained through the acquisition of other financial institutions were $79.9 million during the first three months of 2001.

         During the first quarter of 2001, the Company experienced calls of both available-for-sale and held-to-maturity U.S. Government agency securities of approximately $1.2 billion, as a result of significant changes in market interest rates. Funds received from these calls were reinvested primarily in mortgage-backed pass-through securities, which the Company has classified as available-for-sale. Additional calls of U.S. Government agency securities are possible given the current and expected rate environment. The rates received on the reinvested funds have been and are expected to continue to be substantially similar to the rates paid on the securities that were called.

         Additionally, the Company's investment in collateralized mortgage obligations presents some degree of risk in that the mortgages collateralizing the securities can prepay, thereby affecting the yield of the securities and their carrying amounts. Such an occurrence is most likely in periods of declining interest rates when many borrowers refinance their mortgages, creating prepayments on their existing mortgages. The Company doesn't expect the impact of the prepayments to materially affect its net interest margin. The Company's investment in structured notes and other derivative investment securities is nominal and would not have a significant effect on the Company's net interest margin.

                                                                         TABLE 8

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

                                                                                  Available-for-Sale Securities
                                                                -----------------------------------------------------------------
                                                                       March 31, 2001                     December 31, 2000
                                                                ----------------------------         ----------------------------
                                                                Amortized            Fair            Amortized            Fair
(Dollars in millions)                                             Cost               Value              Cost              Value
                                                                ---------          ---------         ---------          ---------
U.S. Treasury securities                                        $    94.6          $    95.5         $    69.7          $    70.3
U.S. Government agency securities                                 1,741.1            1,741.1           2,248.0            2,223.2
Collateralized mortgage obligations
   and mortgage-backed securities                                 5,060.9            5,123.4           4,082.1            4,087.8
Obligations of states and political
   subdivisions                                                     291.5              295.4             279.2              280.1
Other debt securities                                                92.6               92.0              58.7               56.4
Equity securities                                                   313.6              313.5             260.8              260.7
                                                                ---------          ---------         ---------          ---------
     Total                                                      $ 7,594.3          $ 7,660.9         $ 6,998.5          $ 6,978.5
                                                                =========          =========         =========          =========

                                                                                     Held-to-Maturity Securities
                                                                -----------------------------------------------------------------
                                                                       March 31, 2001                     December 31, 2000
                                                                ----------------------------         ----------------------------
                                                                Amortized            Fair            Amortized            Fair
                                                                  Cost               Value              Cost              Value
                                                                ---------          ---------         ---------          ---------
U.S. Treasury securities                                        $     3.0          $     3.1         $     3.3          $     3.3
U.S. Government agency securities                                 1,739.7            1,742.6           2,345.8            2,325.3
Collateralized mortgage obligations
   and mortgage-backed securities                                   437.9              446.3             450.5              455.4
Obligations of states and political
   subdivisions                                                      72.5               76.7              75.0               78.5
Other debt securities                                               155.5              156.0             152.0              146.3
                                                                ---------          ---------         ---------          ---------
     Total                                                      $ 2,408.6          $ 2,424.7         $ 3,026.6          $ 3,008.8
                                                                =========          =========         =========          =========

SHORT-TERM INVESTMENTS

         Short-term investments at March 31, 2001 totaled $617.7 million, reflecting an increase of $159.0 million from the December 31, 2000 level of $458.7 million. At March 31, 2001, short-term investments consisted of $27.2 million in federal funds sold and securities purchased under resale agreements, $1.2 million in time deposits with other banks, $94.4 million in trading securities and $494.9 million in loans held for sale. Securities held for trading purposes primarily include inventory at the Company's brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value.

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

         Deposits are the Company's primary source of funding. Total deposits at March 31, 2001 were $28,558.9 million, down $2,143.6 million or 7.0% from the December 31, 2000 level of $30,702.5 million. Of this decrease, $2,637.0 million is from wholesale funding sources, while core deposits increased $493.4 million. In the first quarter of 2001, $397.0 million of deposits were obtained in acquisitions, while the fair value of deposits hedged increased $47.5 million. At March 31,2001, total deposits included interest-bearing deposits of $24,793.8 million and other deposits of $3,765.1 million.

         Short-term borrowings at March 31, 2001 were $8,021.8 million and included federal funds purchased of $4,728.6 million, securities sold under agreements to repurchase of $2,296.3 million and other borrowed funds of $996.9 million. At March 31, 2001, total short-term borrowings were 17.5% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $6,289.7 million or 13.9% of total liabilities and stockholders' equity at December 31, 2000.

         FHLB advances totaled $4,051.2 million at March 31, 2001. The current quarter end balance is up $998.4 million from the level outstanding at December 31, 2000. The Company uses FHLB advances as an alternative to other funding sources with similar maturities. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability management strategy.

         At March 31, 2001 and December 31, 2000, total long-term debt was $1,053.4 million and $1,125.3 million, respectively. During the first quarter of 2001, $98.8 million of Bank Notes were called, while the fair value adjustment related to long-term debt hedged increased $26.9 million. There are no scheduled maturities of long-term debt through 2002.

CAPITAL

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

         The March 31, 2001 Tier 1 and Total capital to risk weighted assets were 7.53% and 11.06%, respectively, compared to the December 31, 2000 ratios of 7.46% and 10.99%.

                                                                         TABLE 9

CAPITAL RATIOS
(DOLLARS IN MILLIONS)

                                                      2001                                      2000
                                                   ----------       -------------------------------------------------------------
                                                     Mar 31           Dec 31           Sept 30          Jun 30           Mar 31
                                                   ----------       ----------       ----------       ----------       ----------
Tier 1 capital:
   Stockholders' equity                            $  3,530.6       $  3,352.5       $  3,189.7       $  3,064.8       $  2,974.3
   Intangible assets other than
        servicing rights                               (610.4)          (580.2)          (589.7)          (611.8)          (590.8)
   Accumulated other
     comprehensive income                               (72.5)            12.2             86.8            131.9            141.9
                                                   ----------       ----------       ----------       ----------       ----------
        Total Tier 1 capital                          2,847.7          2,784.5          2,686.8          2,584.9          2,525.4
                                                   ----------       ----------       ----------       ----------       ----------

Tier 2 capital:
   Allowable reserve for loan losses                    460.4            450.3            451.7            456.1            453.3
   Allowable long-term debt                             885.0            885.0            885.0            885.0            945.0
                                                   ----------       ----------       ----------       ----------       ----------
        Total Tier 2 capital                          1,345.4          1,335.3          1,336.7          1,341.1          1,398.3
                                                   ----------       ----------       ----------       ----------       ----------
        Total  risk-based capital                  $  4,193.1       $  4,119.8       $  4,023.5       $  3,926.0       $  3,923.7
                                                   ==========       ==========       ==========       ==========       ==========
Risk-weighted assets                               $ 38,164.1       $ 37,531.4       $ 37,175.9       $ 37,015.4       $ 37,035.7

Risk-based ratios:
   Tier 1 capital                                        7.46%            7.42%            7.22%            6.99%            6.82%

   Total capital                                        10.99            10.98            10.82            10.61            10.60

Leverage ratio                                           6.38             6.33             6.18             5.95             5.88

COMMITMENTS

         The Company's subsidiary bank had standby letters of credit outstanding of approximately $912.3 million at March 31, 2001 and $941.3 million at December 31, 2000.

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $11,284.0 million at March 31, 2001 and $10,948.2 million at December 31, 2000. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's mortgage banking subsidiary had outstanding commitments to sell mortgage loans and mortgage-backed securities of approximately $538.7 million at March 31, 2001 and $206.8 million at December 31, 2000.

         The Company's policies as to collateral and assumption of credit risk for off-balance sheet commitments are essentially the same as those for extension of credit to its customers.

         Presently the Company has no commitments for significant capital expenditures.

INTEREST RATE RISK MANAGEMENT

         The Company's primary market risk is its exposure to interest rate changes. This risk has not changed materially since December 31, 2000. Interest rate risk management strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. It is through these strategies that the Company seeks to manage the maturity and repricing characteristics of its balance sheet.

         The modeling techniques used by SouthTrust simulate changes in net interest income under various rate scenarios. Important elements of the techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.

         The Company has entered into interest rate swap agreements, which provide for the Company to pay interest based on the Floating London Interbank Offered Rate ("LIBOR") while receiving payments on a fixed rate. The fair value of interest rate swap agreements is obtained through quoted market prices, or when such quotes are unavailable, is estimated by discounting future cash flows based on current market rates. Credit risk represents the potential loss of the net accrued receivable that may occur due to the nonperformance by a party to a contract. The Company controls credit risk for interest rate swap contracts by applying uniform credit standards maintained for other activities with credit risk. The Company monitors transactions under credit risk limits previously approved as a result of the credit review and also enters into collateralization agreements with each counterparty.

                                                                        TABLE 10

INTEREST RATE SWAPS
March 31, 2001
(Dollars in millions)

                                                                    Average                         Average
                                     Notional        Fair           Maturity        Average           Rate
                                      Value          Value         In Months       Rate Paid        Received
                                    ---------       -------        ---------       ---------        --------
Gain position                       $ 2,284.5       $ 101.1           42.2             6.19%           6.98%
Loss position                            25.0          (0.1)          91.1             6.71            7.02
                                    ---------       -------          -----             ----            ----
   Total                            $ 2,309.5       $ 101.0           42.7             6.19%           6.98%
                                    =========       =======          =====             ====            ====

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

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Pursuant to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 2002 annual meeting of stockholders does not notify the Company of such proposal on or prior to January 28, 2002, then the Board of Directors' proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 2002 proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits
         --------
         *  3(i)      Composite Restated Certificate of Incorporation of SouthTrust Corporation, which was filed as Exhibit 3 to SouthTrust Corporation's Registration Statement on Form S-3
                      (Registration No. 333-34947).

         *  3(ii)     Composite Restated Bylaws of SouthTrust Corporation which was filed as Exhibit 3(a) to the
                      Registration Statement on Form S-4 of SouthTrust Corporation (Registration No. 333-49174).

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

         *  4(c)-     Amended and Restated Rights Agreement dated as of August 1, 2000, between SouthTrust Corporation and
                      American Stock Transfer and Trust Company, Rights Agent, which was filed as Exhibit 1 to SouthTrust
                      Corporation's Registration Statement on Form 8-A (File No. 001-14781).

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

         *  4(f)-     Composite Restated Bylaws of SouthTrust Corporation which was filed as Exhibit 3(a) to the
                      Registration Statement on Form S-4 of SouthTrust Corporation (Registration No. 333-49174).

         *  4(g)(i)-  Form of Senior Indenture which was filed as Exhibit 4(b)(i) to the Registration Statement on
                      Form S-3 of SouthTrust Corporation (Registration No. 33-52717).

         *        Incorporated herein by reference

(b)      Reports on Form 8-K filed in the first quarter of 2001: none.

         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SOUTHTRUST CORPORATION


                                             /s/ Wallace D. Malone, Jr.
Date:    May 14, 2001                        --------------------------
                                                Wallace D. Malone, Jr.
                                                 Chairman and Chief
                                                  Executive Officer


                                             /s/ Alton E. Yother
Date:    May 14, 2001                        --------------------------
                                                   Alton E. Yother
                                                Secretary, Treasurer and
                                                      Controller