Form 10-Q
period 2001-06-30
SOUTHTRUST CORP
filed 2001-08-14
CIK 92081

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                   Yes   [X]            No [ ]

         At June 30, 2001, 340,010,994 shares of the Registrant's Common Stock, $2.50 par value were outstanding.


================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Statement Description                                                                        Page(s)
----------------------------------------------------------------------------------------------------
Consolidated Condensed Balance Sheets (Unaudited)
      June 30, 2001, December 31, 2000 and
      June 30, 2000                                                                            3

Consolidated Condensed Statements of Income (Unaudited)
      Three and six months ended June 30, 2001 and 2000                                        4

Consolidated Condensed Statements of Stockholders' Equity (Unaudited)
      Six months ended June 30, 2001 and 2000                                                  5

Consolidated Condensed Statements of Cash Flows (Unaudited)
      Six months ended June 30, 2001 and 2000                                                  6

Notes to Consolidated Condensed Financial Statements                                           7-13


         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of Management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three and six month periods ended June 30, 2001 and 2000. Results of operations for the interim 2001 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of the registrant is included on Pages 14-29.

                             SOUTHTRUST CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


(Dollars in thousands)                                    JUNE 30         DECEMBER 31         JUNE 30
                                                           2001              2000              2000
                                                       -------------     -------------     -------------
Assets
  Cash and due from banks                              $     921,992     $     959,750     $     926,096
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                  4,593            43,273           262,483
    Interest-bearing deposits in other banks                   1,214               964             1,031
    Trading securities                                       128,116            71,456            72,489
    Loans held for sale                                      447,117           343,013           326,268
                                                       -------------     -------------     -------------
         Total short-term investments                        581,040           458,706           662,271
  Available-for-sale securities                            8,898,148         6,978,510         5,307,461
  Held-to-maturity securities(1)                           1,454,418         3,026,631         2,995,278
  Loans                                                   32,527,278        31,696,912        32,317,331
  Less:
    Unearned income                                          284,647           300,756           273,958
    Allowance for loan losses                                462,905           450,348           456,089
                                                       -------------     -------------     -------------
         Net loans                                        31,779,726        30,945,808        31,587,284
  Premises and equipment, net                                775,276           738,392           742,047
  Due from customers on acceptances                           18,625            26,329            22,734
  Goodwill - tax-deductible                                  297,933           302,208           312,311
  Goodwill - non-deductible                                  261,924           231,453           235,667
  Core deposit intangible                                     41,425            46,501            63,813
  Bank owned life insurance                                  909,213           887,632           864,207
  Other assets                                               595,272           544,611           625,334
                                                       -------------     -------------     -------------
         Total assets                                  $  46,534,992     $  45,146,531     $  44,344,503
                                                       =============     =============     =============
LIABILITIES
  Deposits:
    Interest-bearing                                   $  25,954,906     $  26,808,453     $  24,893,566
    Other                                                  3,869,529         3,894,086         3,734,025
                                                       -------------     -------------     -------------

         Total deposits                                   29,824,435        30,702,539        28,627,591
  Federal funds purchased and securities sold
    under agreements to repurchase                         6,964,313         5,259,422         5,687,935
  Other short-term borrowings                                148,868         1,030,297         2,187,115
  Bank acceptances outstanding                                18,625            26,329            22,734
  Federal Home Loan Bank advances                          4,251,210         3,052,781         3,050,821
  Long-term debt                                           1,047,147         1,125,311         1,125,342
  Other liabilities                                          680,755           597,392           578,117
                                                       -------------     -------------     -------------
         Total liabilities                                42,935,353        41,794,071        41,279,655

STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00 a share(2)                     0                 0                 0
   Common stock, par value $2.50 a share(3)                  856,934           851,962           847,849
   Capital surplus                                           340,644           333,987           332,567
   Retained earnings                                       2,376,275         2,202,901         2,040,440
   Accumulated other comprehensive income (loss)              50,720           (12,164)         (131,881)
   Treasury stock, at cost(4)                                (24,934)          (24,226)          (24,127)
                                                       -------------     -------------     -------------
         Total stockholders' equity                        3,599,639         3,352,460         3,064,848
                                                       -------------     -------------     -------------
         Total liabilities and stockholders' equity    $  46,534,992     $  45,146,531     $  44,344,503
                                                       =============     =============     =============
(1) Held-to-maturity securities-fair value             $   1,468,967     $   3,008,750     $   2,859,241
(2) Preferred shares authorized                            5,000,000         5,000,000         5,000,000
     Preferred shares issued                                       0                 0                 0
(3) Common shares authorized                             500,000,000       500,000,000       500,000,000
     Common shares issued                                342,773,378       340,784,976       339,139,516
(4) Treasury shares of common stock                        2,762,384         2,678,114         2,671,870

                             SOUTHTRUST CORPORATION
                   Consolidated Condensed Statements of Income
                                   (Unaudited)


                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
(In thousands, except per share data)                           JUNE 30                      JUNE 30
                                                       ------------------------     ------------------------
                                                          2001          2000           2001          2000
                                                       ----------    ----------     ----------    ----------
Interest income
  Loans, including fees                                $  630,531    $  689,753     $1,296,146    $1,360,526
  Available-for-sale securities                           136,261        91,869        260,532       178,711
  Held-to-maturity securities                              34,621        51,171         80,135       102,428
  Short-term investments                                   10,439         8,851         19,536        15,486
                                                       ----------    ----------     ----------    ----------
      Total interest income                               811,852       841,644      1,656,349     1,657,151
                                                       ----------    ----------     ----------    ----------
INTEREST EXPENSE
  Deposits                                                287,727       303,977        604,095       599,723
  Short-term borrowings                                    76,036       121,832        179,736       226,211
  Federal Home Loan Bank advances                          58,014        46,370        112,934        87,743
  Long-term debt                                           16,058        18,662         34,645        36,511
                                                       ----------    ----------     ----------    ----------
      Total interest expense                              437,835       490,841        931,410       950,188
                                                       ----------    ----------     ----------    ----------
      Net interest income                                 374,017       350,803        724,939       706,963
      Provision for loan losses                            25,748        24,182         48,559        54,844
                                                       ----------    ----------     ----------    ----------
    NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                       348,269       326,621        676,380       652,119

NON-INTEREST INCOME
  Service charges on deposit accounts                      58,544        53,014        112,238       101,852
  Mortgage banking operations                              13,656         9,717         26,603        18,113
  Bank card fees                                           10,659         8,238         19,939        16,178
  Debit card fees                                           7,776         6,384         14,809        12,178
  Trust fees                                                8,508         7,803         16,146        15,724
  Investment fees                                          11,170         9,225         22,371        19,080
  Bank owned life insurance                                12,655        14,770         28,869        25,102
  Gains on loans held for sale, net                         4,229           491          6,167         1,938
  Securities gains (losses)                                 1,867           (77)         1,879           484
  Other                                                    11,397         9,501         21,800        21,893
                                                       ----------    ----------     ----------    ----------
      Total non-interest income                           140,461       119,066        270,821       232,542
                                                       ----------    ----------     ----------    ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                          159,524       141,951        311,570       285,315
  Net occupancy                                            25,303        23,286         49,571        45,949
  Equipment                                                16,240        18,218         30,776        35,656
  Professional services                                    18,444        17,657         33,527        32,832
  Communications                                           12,967        13,098         25,912        26,272
  Goodwill amortization - tax-deductible                    3,448         3,447          6,896         6,870
  Goodwill amortization - non-deductible                    3,189         2,711          5,989         5,148
  Core deposit amortization                                 3,406         4,838          6,756         9,733
  Other                                                    40,698        43,610         79,224        84,653
                                                       ----------    ----------     ----------    ----------
      Total non-interest expense                          283,219       268,816        550,221       532,428
                                                       ----------    ----------     ----------    ----------
Income before income taxes                                205,511       176,871        396,980       352,233
Income tax expense                                         67,893        56,999        129,506       114,273
                                                       ----------    ----------     ----------    ----------
        NET INCOME                                     $  137,618    $  119,872     $  267,474    $  237,960
                                                       ==========    ==========     ==========    ==========

Average shares outstanding - basic (in thousands)         339,974       336,368        339,316       336,222
Average shares outstanding - diluted (in thousands)       344,048       337,566        342,895       337,480
Net income per share - basic                           $     0.41    $     0.36     $     0.79    $     0.71
Net income per share - diluted                               0.40          0.36           0.78          0.71
Dividends declared per share                                 0.14         0.125           0.28          0.25

                             SOUTHTRUST CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                         ACCUMULATED
                                                                                           OTHER
                                                    COMMON    CAPITAL      RETAINED     COMPREHENSIVE    TREASURY
(Dollars in thousands)                              STOCK     SURPLUS      EARNINGS     INCOME (LOSS)      STOCK        TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                         $846,192   $327,724   $ 1,886,481    $    (108,928)   $(24,040)   $ 2,927,429

Net income                                                0          0       237,960                0           0        237,960
Change in unrealized loss on available-for-sale
   securities*                                            0          0             0          (22,953)          0        (22,953)
                                                                                                                     -----------
Comprehensive income                                                                                                 $   215,007
                                                                                                                     ===========
Dividends declared ($.25 per share)                       0          0       (84,001)               0           0        (84,001)
Issuance of 337,366 shares of Common Stock
   for stock options exercised                          844      1,166             0                0           0          2,010
Issuance of 237,240 shares of Common Stock
   for dividend reinvestment and
   stock purchase plans                                 593      2,814             0                0           0          3,407
Issuance of 88,128 shares of Common Stock
    under long-term incentive plan                      220        863             0                0           0          1,083
Purchase of 5,786 shares of treasury stock                0          0             0                0         (87)           (87)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                           $847,849   $332,567   $ 2,040,440    $    (131,881)   $(24,127)   $ 3,064,848
================================================================================================================================
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2001                         $851,962   $333,987   $ 2,202,901    $     (12,164)   $(24,226)   $ 3,352,460

Net income                                                0          0       267,474                0           0        267,474
Change in unrealized gain on available-for-sale
   securities*                                            0          0             0           44,751           0         44,751
Change in unrealized gain on derivatives*                 0          0             0           18,133           0         18,133
                                                                                                                     -----------
Total other comprehensive income                                                                                          62,884
                                                                                                                     -----------
Comprehensive income                                                                                                 $   330,358
                                                                                                                     ===========
Dividends declared ($.28  per share)                      0          0       (94,926)               0           0        (94,926)
Issuance of 505,226 shares of Common Stock
   for stock options exercised                        1,263      3,428             0                0           0          4,691
Issuance of 115,384 shares of Common Stock
   under employee discounted stock
   purchase plan                                        289      1,385             0                0           0          1,674
Issuance of 70,448 shares of Common Stock
   under long term incentive plan                       176        756             0                0           0            932
Issuance of 1,297,344 shares of Common Stock
     for acquisitions accounted for as poolings-
     of-interest                                      3,244      1,088           826                0           0          5,158
Purchase of 84,270 shares of treasury stock               0          0             0                0        (708)          (708)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                           $856,934   $340,644   $ 2,376,275    $      50,720    $(24,934)   $ 3,599,639
================================================================================================================================

*See disclosure of reclassification amount in Notes to Consolidated Condensed Financial Statements

                             SOUTHTRUST CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Six Months Ended
(In Thousands)                                                          June 30
                                                             -----------------------------
                                                                 2001              2000
                                                             -----------       -----------
OPERATING ACTIVITIES
  Net income                                                 $   267,474       $   237,960
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Provision (credit) for:
      Loan losses                                                 48,559            54,844
      Depreciation of premises and equipment                      26,206            29,724
      Amortization of intangibles                                 21,956            30,039
      Amortization of security premium                             1,435               987
      Accretion of security discount                              (4,108)           (1,692)
      Deferred income taxes                                       70,476             8,895
      Bank owned life insurance                                  (28,869)          (25,102)
      Unrealized gain on derivatives                                 (52)                0
   Net gain on loans held for sale                                (6,167)           (1,938)
   Net gain on available-for-sale securities                      (1,879)             (484)
   Origination and purchase of loans held for sale            (1,768,992)       (1,168,015)
   Proceeds from loans held for sale                           1,671,055         1,095,529
   Net increase in trading securities                            (56,660)           (2,981)
   Net (increase) decrease in other assets                       (24,242)            6,931
   Net increase in other liabilities                              72,710            36,732
                                                             -----------       -----------
       Net cash provided by operating activities                 288,902           301,429

INVESTING ACTIVITIES Proceeds from maturities/calls of:
     Available-for-sale securities                             2,056,182            93,793
     Held-to-maturity securities                               1,661,899            92,091
  Proceeds from sales of available-for-sale-securities            22,446           137,712
  Purchases of:
     Available-for-sale securities                            (3,944,221)         (470,459)
     Held-to-maturity securities                                 (14,500)          (66,309)
     Premises and equipment                                      (53,604)          (30,831)
  Net (increase) decrease in:
     Short-term investments                                       57,921          (188,072)
     Loans                                                      (599,019)         (169,731)
  Purchases of bank owned life insurance                               0          (100,000)
  Net cash paid in acquisitions                                  (30,207)          (41,381)
                                                             -----------       -----------
     Net cash used in investing activities                      (843,103)         (743,187)

FINANCING ACTIVITIES Net increase (decrease) in:
     Deposits                                                 (1,317,083)          558,162
     Short-term borrowings                                       823,080           477,286
  Proceeds from:
     Common Stock issuances                                        6,365             6,500
     Federal Home Loan Bank advances                           1,400,485         2,950,757
     Long term debt                                                    0                57
  Payments for:
     Repurchase of common stock                                     (708)              (87)
     Federal Home Loan Bank advances                            (202,056)       (3,430,260)
     Long-term debt                                              (98,873)             (198)
     Cash dividends                                              (94,767)          (69,362)
                                                             -----------       -----------
     Net cash provided by financing activities                   516,443           492,855
                                                             -----------       -----------

     INCREASE (DECREASE) IN CASH AND DUE FROM BANKS              (37,758)           51,097

  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                   959,750           874,999
                                                             -----------       -----------
  CASH AND DUE FROM BANKS AT END OF PERIOD                   $   921,992       $   926,096
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

         The Company adopted SFAS 133, as amended, on January 1, 2001 and the effect on the Consolidated Condensed Financial Statements is immaterial.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The impact of this Statement to the Consolidated Condensed Financial Statements is not material.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. This Statement changes the accounting for business combinations under APB Opinion No. 16 - Business Combinations ("APB 16"). This Statement requires that all business combinations be accounted for under the purchase method. Also, intangible assets that meet certain criteria must be recognized as assets apart from goodwill. Finally, it requires disclosures in addition to the disclosure requirements of APB 16. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, as well as purchase method business combinations completed after June 30, 2001.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This Statement requires that an intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) shall be initially recognized and measured based on its fair value. An intangible asset with a finite useful life is amortized over its estimated useful life. An intangible asset with an indefinite useful life is not amortized, but is tested for impairment under the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Goodwill recognized in business combinations shall not be amortized, but shall be tested for impairment under the provisions of SFAS 142 at a level of reporting referred to as a reporting unit. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Goodwill of a reporting unit shall be tested for impairment on an annual basis and between annual tests in certain circumstances.

         For purchase business combinations that are consummated after June 30, 2001, goodwill and identifiable intangibles will be recorded and amortized in accordance with SFAS 142. The Company will continue to amortize goodwill and all separately identifiable intangibles through December 31, 2001. Upon adoption of SFAS 142 on January 1, 2002, the Company will cease amortizing goodwill and separately identifiable intangibles with indefinite lives and amortize other identifiable intangibles in accordance with the guidelines set forth in this standard.

         Management is in the process of assessing the impact of adopting these Statements on the Company's financial statements as of the date of this report.

Note B - Stock Split

         On April 18, 2001, the Company's Board of Directors announced a 2 for 1 stock split effected in the form of a stock dividend payable to shareholders of record on April 30, 2001. All share and per share information in this report has been restated to give retroactive effect to this split.

Note C - Earnings per Share Reconciliation

         A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                              Three months ended June 30               Six months ended June 30
(In thousands, except per share data)          2001                2000               2001                 2000
                                            ----------          ----------          ----------          ----------
Basic:
Net income                                  $  137,618          $  119,872          $  267,474          $  237,960

Average common shares outstanding              339,974             336,368             339,316             336,222
                                            ----------          ----------          ----------          ----------
Earnings per share                          $     0.41          $     0.36          $     0.79          $     0.71
                                            ==========          ==========          ==========          ==========
Diluted:
Net income                                  $  137,618          $  119,872          $  267,474          $  237,960
Average common shares outstanding              339,974             336,368             339,316             336,222
Dilutive effect of options issued                4,074               1,198               3,579               1,258
                                            ----------          ----------          ----------          ----------
Average diluted shares outstanding             344,048             337,566             342,895             337,480
                                            ----------          ----------          ----------          ----------
Earnings per share                          $     0.40          $     0.36          $     0.78          $     0.71
                                            ==========          ==========          ==========          ==========

         In addition, the Company had none and 447,515 exercisable options issued that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2001, respectively, as the exercise price of these options was in excess of the average market price. For the three and six months ended June 30, 2000, the number of antidilutive options was 3,522,078 in each period.

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

         In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:


                                                                    Three months ended June 30
                                                            2001                                 2000
                                             ----------------------------------     ----------------------------------
                                              Before        Tax        Net of       Before        Tax         Net of
                                                Tax        Effect        Tax          Tax        Effect        Tax
                                             ----------------------------------     ----------------------------------
Unrealized gain (loss) on securities:

Unrealized holding gains (losses) arising
    during the period                        $(17,270)    $  5,958     $(11,312)    $ 16,024     $ (6,030)    $  9,994
Less: reclassification adjustment               1,867         (709)       1,158          (77)          29          (48)
                                             ----------------------------------     ----------------------------------
Net unrealized gain (loss) on securities      (19,137)       6,667      (12,470)      16,101       (6,059)      10,042
                                             ----------------------------------     ----------------------------------

Unrealized gain on derivatives:

Unrealized holding losses arising
    during the period                          (6,845)        (929)    $ (7,774)          --           --           --
Less: reclassification adjustment               2,444         (929)       1,515           --           --           --
                                             ----------------------------------     ----------------------------------
Net unrealized gain on derivatives             (9,289)          --       (9,289)          --           --           --
                                             ----------------------------------     ----------------------------------
Total Other Comprehensive Income (Loss)      $(28,426)    $  6,667     $(21,759)    $ 16,101     $ (6,059)    $ 10,042
                                             ==================================     ==================================


                                                                  Six months ended June 30
                                                           2001                                 2000
                                             ---------------------------------    ----------------------------------
                                              Before        Tax        Net of      Before        Tax        Net of
                                                Tax       Effect        Tax          Tax        Effect       Tax
                                             ---------------------------------    ----------------------------------
Unrealized gain (loss) on securities:

Unrealized holding gains (losses) arising
    during the period                        $ 69,411    $(23,495)    $ 45,916    $(36,129)    $ 13,476     $(22,653)
Less: reclassification adjustment               1,879        (714)       1,165         484         (184)         300
                                             ---------------------------------    ----------------------------------

Net unrealized gain (loss) on securities       67,532     (22,781)      44,751     (36,613)      13,660      (22,953)
                                             ---------------------------------    ----------------------------------

Unrealized gain on derivatives:

Unrealized holding gains arising
    during the period                          21,691      (1,352)    $ 20,339          --           --           --
Less: reclassification adjustment               3,558      (1,352)       2,206          --           --           --
                                             ---------------------------------    ----------------------------------

Net unrealized gain on derivatives             18,133          --       18,133          --           --           --
                                             ---------------------------------    ----------------------------------

Total Other Comprehensive Income (Loss)      $ 85,665    $(22,781)    $ 62,884    $(36,613)    $ 13,660     $(22,953)
                                             =================================    ==================================

Note E - Supplemental Cash Flow Information

         The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2001 and 2000.


(In thousands)                                                                Six Months Ended June 30
                                                                                 2001           2000
                                                                              -----------     ---------
Cash paid during period for:
   Interest                                                                   $ 1,010,528     $ 904,172
   Income taxes                                                                    43,922       111,441

Noncash transactions:
   Assets acquired in business combinations                                       422,342       354,459
   Liabilities assumed in business combinations                                   400,656       337,397
   Common Stock issued in business combinations                                     5,158             0
   Loans transferred to other real estate                                          26,892         8,359
   Financed sales of foreclosed property                                           21,560         6,931
   Loans securitized into mortgage-backed securities                                    0       332,294

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

         The Company's management accounting policies are continuously evolving based on both internal and external factors. Therefore, the Company has restated the comparative 2000 segment information to conform to the 2001 presentation. The restatement for 2000 includes enhancements to the transfer pricing process and allocations for data processing and organizational structure changes made during 2001. As management accounting policies change, prior period restatement may also be necessary in the future.

         The following tables present the Company's business segment information for the three and six month periods ended June 30, 2001 and 2000:

                                                     Three months ended June 30, 2001
                                  ---------------------------------------------------------------------
                                  Commercial   Regional      Funds                Reconciling    Total
(In millions)                      Banking     Banking    Management    Other       Items       Company
                                  ----------   --------   ----------    ------    -----------   -------

Net interest margin (FTE) ....      $150.0      $198.6      $ 32.8      $ 12.8      $(16.7)      $377.5
Provision for loan losses ....        10.9        15.8         0.0         0.0        (1.0)        25.7
Non-interest income ..........        32.5        79.9         0.0        14.9        13.1        140.4
Non-interest expense .........        72.6       175.2         0.8        16.0        18.6        283.2
                                    ------      ------      ------      ------      ------       ------
       Pre-tax income ........        99.0        87.5        32.0        11.7       (21.2)       209.0
Income tax expense (FTE) .....         0.0         0.0         0.0         0.0        71.4         71.4
                                    ------      ------      ------      ------      ------       ------
     Net income ..............      $ 99.0      $ 87.5      $ 32.0      $ 11.7      $(92.6)      $137.6
                                    ======      ======      ======      ======      ======       ======

                                                                   Six months ended June 30, 2001
                                    ------------------------------------------------------------------------------------------
                                    Commercial       Regional         Funds                         Reconciling        Total
(In millions)                        Banking         Banking        Management        Other           Items           Company
                                    ----------      ----------      ----------      ----------      ----------      ----------

Net interest margin (FTE) ....      $    298.1      $    390.2      $     51.5      $     29.7      $    (37.7)     $    731.8
Provision for loan losses ....            15.7            31.3             0.0             0.0             1.5            48.5
Non-interest income ..........            62.8           154.7            (0.8)           29.0            25.1           270.8
Non-interest expense .........           144.9           342.3             1.5            31.4            30.1           550.2
                                    ----------      ----------      ----------      ----------      ----------      ----------
       Pre-tax income ........           200.3           171.3            49.2            27.3           (44.2)          403.9
Income tax expense (FTE) .....             0.0             0.0             0.0             0.0           136.4           136.4
                                    ----------      ----------      ----------      ----------      ----------      ----------
     Net income ..............      $    200.3      $    171.3      $     49.2      $     27.3      $   (180.6)     $    267.5
                                    ==========      ==========      ==========      ==========      ==========      ==========
Ending assets ................      $ 16,596.9      $ 17,379.7      $  8,075.8      $  3,266.8      $  1,215.8      $ 46,535.0
                                    ==========      ==========      ==========      ==========      ==========      ==========

                                                     Three months ended June 30, 2000
                                  ---------------------------------------------------------------------
                                  Commercial   Regional      Funds                Reconciling    Total
(In millions)                      Banking     Banking    Management    Other       Items       Company
                                  ----------   --------   ---------- -----------  -----------   -------

Net interest margin (FTE) ....      $142.2      $189.5      $ 25.6      $  9.1      $(11.9)     $354.5
Provision for loan losses ....        10.8        13.4         0.0         0.0         0.0        24.2
Non-interest income ..........        26.6        67.8         0.0        13.6        11.1       119.1
Non-interest expense .........        72.2       165.1         0.7        14.3        16.5       268.8
                                    ------      ------      ------      ------      ------      ------
       Pre-tax income ........        85.8        78.8        24.9         8.4       (17.3)      180.6
Income tax expense (FTE) .....         0.0         0.0         0.0         0.0        60.7        60.7
                                    ------      ------      ------      ------      ------      ------
     Net income ..............      $ 85.8      $ 78.8      $ 24.9      $  8.4      $(78.0)     $119.9
                                    ======      ======      ======      ======      ======      ======

                                                               Six months ended June 30, 2000
                                    ------------------------------------------------------------------------------------
                                    Commercial       Regional         Funds                   Reconciling       Total
(In millions)                        Banking         Banking       Management      Other         Items         Company
                                    ----------      ----------     ----------     --------    -----------     ----------

Net interest margin (FTE) ....      $    288.0      $    374.2      $   57.6      $   18.2      $  (23.8)     $    714.2
Provision for loan losses ....            15.4            30.8           0.0           0.1           8.5            54.8
Non-interest income ..........            52.6           131.2           0.1          27.2          21.4           232.5
Non-interest expense .........           144.1           319.6           1.4          28.1          39.2           532.4
                                    ----------      ----------      --------      --------      --------      ----------
       Pre-tax income ........           181.1           155.0          56.3          17.2         (50.1)          359.5
Income tax expense (FTE) .....             0.0             0.0           0.0           0.0         121.5           121.5
                                    ----------      ----------      --------      --------      --------      ----------
     Net income ..............      $    181.1      $    155.0      $   56.3      $   17.2      $ (171.6)     $    238.0
                                    ==========      ==========      ========      ========      ========      ==========
Ending assets ................      $ 16,068.3      $ 17,659.8      $7,322.8      $2,656.2      $  637.4      $ 44,344.5
                                    ==========      ==========      ========      ========      ========      ==========

Note G - Business Combinations

         During the first six months of 2001, the Company completed the following acquisitions:

                                                                                                   Consideration
                                                                                                  ----------------
                                                                                                           Common      Method of
   Date                Location                  Institution            Assets  Loans   Deposits  Cash     Shares     Accounting
--------------     --------------     --------------------------------  ------  ------  --------  -----  ---------    ----------

March 16, 2001     Irving, Texas      Irving National Bancshares, Inc.  $102.9  $ 88.2   $ 96.8          1,297,344    Pooling
March 30, 2001     LaPorte, Texas     Bay Bancshares, Inc.               319.4   204.7    300.2   $54.2               Purchase
                                                                        ------  ------   ------

                                                                        $422.3  $292.9   $397.0
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

         On August 3, 2001, SouthTrust acquired CENIT Bancorp, Inc. (CENIT) in Norfolk, Virginia, exchanging approximately 1.14 shares of SouthTrust Corporation common stock for each share of CENIT common stock. This acquisition, accounted for as a purchase, added approximately $637 million in assets, $458 million in loans, and $504 million in deposits.

         On June 29, 2001, SouthTrust signed a letter of intent and plan of share exchange with Community Bankshares, Inc. (Community) in Richmond, Virginia. According to the letter, SouthTrust will exchange approximately 1.59 shares of SouthTrust Corporation common stock for each share of Community stock, to be accounted for as a purchase. Community had total assets of approximately $418 million at June 30, 2001. This acquisition is expected to close in the fourth quarter of 2001 and is subject to certain closing conditions and regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

         SouthTrust Corporation ("SouthTrust" or the "Company") is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, and engages, through its subsidiary bank, SouthTrust Bank and its non-banking subsidiaries, in a full range of banking services from 658 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of June 30, 2001, the Company had consolidated total assets of $46.5 billion, which ranked it among the top twenty bank holding companies in the United States.

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

         Information relating to the Company's business segments can be found in Note F to the unaudited Consolidated Condensed Financial Statements.

FORWARD-LOOKING STATEMENTS

         In this report and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that may be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe, expect, anticipate, intend, estimate" and similar expressions. These statements may relate to, among other things, allowance for loan loss adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following: changes in political and economic conditions; interest rate fluctuations; competitive product and pricing pressures within the Company's markets; equity and fixed income market fluctuations; personal and corporate customers' bankruptcies; inflation; acquisitions and integration of acquired businesses; technological changes; changes in law; changes in fiscal, monetary, regulatory and tax policies; monetary fluctuations; success in gaining regulatory approvals when required; other risks and uncertainties.

SELECTED QUARTERLY FINANCIAL DATA                                        TABLE 1
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                  Quarters Ended
                                                    --------------------------------------------------------------------------
                                                               2001                                    2000
                                                    --------------------------      ------------------------------------------
                                                      Jun 30          Mar 31          Dec 31         Sept 30          Jun 30
                                                    ----------      ----------      ----------      ----------      ----------

EARNINGS SUMMARY:
        Interest income                             $    811.8      $    844.5      $    874.4      $    862.6      $    841.6
        Interest expense                                 437.8           493.6           535.1           523.0           490.8
                                                    ----------      ----------      ----------      ----------      ----------

        Net interest income                              374.0           350.9           339.3           339.6           350.8
        Provision for loan losses                         25.7            22.8            19.6            18.5            24.2
                                                    ----------      ----------      ----------      ----------      ----------
        Net interest income after
             provision for loan losses                   348.3           328.1           319.7           321.1           326.6
        Non-interest income                              138.5           130.4           126.2           158.6           119.2
        Securities gains (losses)                          1.9             0.0             0.0           (11.6)           (0.1)
        Non-interest expense                             283.2           267.0           265.6           289.2           268.8
                                                    ----------      ----------      ----------      ----------      ----------

        Income before income taxes                       205.5           191.5           180.3           178.9           176.9
        Income taxes                                      67.9            61.6            57.6            57.3            57.0
                                                    ----------      ----------      ----------      ----------      ----------

        Net income                                  $    137.6      $    129.9      $    122.7      $    121.6      $    119.9
                                                    ==========      ==========      ==========      ==========      ==========

PER COMMON SHARE:
        Net income - basic                          $     0.41      $     0.38      $     0.36      $     0.36      $     0.36
        Net income- diluted                               0.40            0.38            0.36            0.36            0.36
        Cash dividends declared                           0.14            0.14           0.125           0.125           0.125
        Book value                                       10.59           10.39            9.92            9.48            9.11
        Market value-high                               26.440          24.440          20.530          16.070          15.190
        Market value-low                                21.690          19.250          13.750          11.310          11.250

ENDING BALANCES:
        Loans, net of unearned income               $ 32,242.6      $ 31,963.7      $ 31,396.2      $ 32,067.0      $ 32,043.4
        Total assets                                  46,535.0        45,957.2        45,146.5        44,326.3        44,344.5
        Deposits                                      29,824.4        28,558.9        30,702.5        29,793.7        28,627.6
        Federal Home Loan Bank advances                4,251.2         4,051.2         3,052.8         2,850.8         3,050.8
        Long-term debt                                 1,047.1         1,053.4         1,125.3         1,125.4         1,125.3
        Stockholders' equity                           3,599.6         3,530.6         3,352.5         3,189.7         3,064.8
        Common shares (in thousands)                   340,011         339,937         338,107         336,490         336,468

AVERAGE BALANCES:
        Loans, net of unearned income               $ 32,032.1      $ 31,564.7      $ 32,129.6      $ 32,034.7      $ 31,993.9
        Earning assets                                42,870.4        42,018.1        41,333.5        40,769.0        40,703.9
        Total assets                                  46,229.4        45,231.7        44,585.3        44,041.7        44,038.1
        Deposits                                      29,600.9        28,736.9        29,699.1        29,078.2        28,449.5
        Stockholders' equity                           3,554.9         3,436.1         3,219.0         3,117.9         2,989.5
        Common shares (in thousands)
             Basic                                     339,974         338,650         336,822         336,477         336,368
             Diluted                                   344,048         341,728         338,448         337,832         337,566

SELECTED RATIOS:
        Return on average total assets                    1.19%           1.16%           1.10%           1.10%           1.09%
        Return on average stockholders' equity           15.53           15.33           15.17           15.52           16.13
        Net interest margin (FTE)                         3.54            3.42            3.29            3.33            3.48
        Average equity to average assets                  7.69            7.60            7.22            7.08            6.79
        Non-interest expense as a percent
             of average total assets                      2.46            2.39            2.37            2.61            2.46
        Efficiency ratio                                 54.87           55.09           56.63           57.63           56.68

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND                        TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID
(DOLLARS IN MILLIONS; YIELDS ON TAXABLE EQUIVALENT BASIS)

                                                                                    QUARTERS ENDED
                                                        -----------------------------------------------------------------------
                                                                  JUNE 30, 2001                         MARCH 31, 2001
                                                        ---------------------------------     ---------------------------------
                                                                                    (1)                                   (1)
                                                         Average                   Yield/      Average                   Yield/
                                                         Balance       Interest     Rate       Balance       Interest     Rate
                                                        ----------     --------    ------     ----------     --------    ------

ASSETS
Loans, net of unearned income(2)                        $ 32,032.1      $631.1      7.90%     $ 31,564.7      $666.2      8.56%
Available-for-sale securities:
   Taxable                                                 7,886.2       131.9      6.76         6,956.0       120.2      7.04
   Non-taxable                                               364.5         6.8      7.59           336.0         6.4      7.73
Held-to-maturity securities:
   Taxable                                                 1,931.4        33.5      6.95         2,606.5        44.3      6.89
   Non-taxable                                                70.4         1.6      9.16            73.3         1.7      9.29
Short-term investments                                       585.7        10.4      7.15           481.6         9.1      7.66
                                                        --------------------------------      --------------------------------

     Total interest-earning assets                        42,870.3      $815.3      7.64%       42,018.1      $847.9      8.19%
Allowance for loan losses                                   (461.6)                               (451.3)
Other assets                                               3,820.7                               3,664.9
                                                        --------------------------------      --------------------------------

     Total assets                                       $ 46,229.4                            $ 45,231.7
                                                        ================================      ================================

LIABILITIES
Savings deposits                                        $  2,069.2      $ 13.9      2.69%     $  1,948.8      $ 14.2      2.95%
Interest-bearing demand deposits                           3,369.8        16.9      2.02         3,292.7        18.2      2.25
Time deposits                                             20,471.5       256.9      5.03        19,992.3       284.0      5.76
Short-term borrowings                                      7,045.4        76.0      4.33         7,455.3       103.7      5.64
Federal Home Loan Bank advances                            4,242.4        58.0      5.48         3,816.3        54.9      5.84
Long-term debt                                             1,053.3        16.1      6.11         1,079.4        18.6      6.98
                                                        --------------------------------      --------------------------------

     Total interest-bearing liabilities                   38,251.6      $437.8      4.59%       37,584.8      $493.6      5.33%
Non-interest bearing demand deposits                       3,690.4                               3,503.2
Other liabilities                                            732.5                                 707.6
Total liabilities                                         42,674.5                              41,795.6
STOCKHOLDERS' EQUITY                                       3,554.9                               3,436.1
                                                        --------------------------------      --------------------------------

     Total liabilities and stockholders' equity         $ 46,229.4                            $ 45,231.7
                                                        ================================      ================================

Net interest income                                                     $377.5                                $354.3
                                                        ================================      ================================

Net interest margin                                                                 3.54%                                 3.42%
                                                        ================================      ================================

Net interest spread                                                                 3.05%                                 2.86%
                                                        ================================      ================================

(1) YIELDS WERE CALCULATED USING THE AVERAGE AMORTIZED COST OF THE UNDERLYING ASSETS. ALL YIELDS AND RATES ARE PRESENTED ON AN ANNUALIZED BASIS.

(2) INCLUDED IN INTEREST ARE NET LOAN FEES OF $15.5 MILLION, $16.5 MILLION, $18.0 MILLION, $17.5 MILLION, AND $17.2 MILLION FOR THE FIVE QUARTERS ENDED JUNE 30, 2001, RESPECTIVELY. THE AVERAGES INCLUDE LOANS ON WHICH THE ACCRUAL OF INTEREST HAS BEEN DISCONTINUED. INCOME ON NON-ACCRUAL LOANS IS RECOGNIZED ON A CASH-BASIS.

                                                                         TABLE 2

                                               QUARTERS ENDED
-------------------------------------------------------------------------------------------------------------
        DECEMBER 31, 2000                    SEPTEMBER 30, 2000                       JUNE 30, 2000
---------------------------------     ---------------------------------     ---------------------------------
                             (1)                                  (1)                                   (1)
 Average                   Yield/      Average                   Yield/       Average                  Yield/
 Balance       Interest     Rate       Balance       Interest     Rate        Balance      Interest     Rate
---------------------------------     ---------------------------------     ---------------------------------

$ 32,129.6      $714.9      8.85%     $ 32,034.7      $710.7      8.83%     $ 31,993.9      $690.4      8.68%

   5,442.8        95.6      6.86         4,967.6        88.1      6.83         4,938.3        87.5      6.80
     325.9         6.3      7.58           332.7         6.5      7.56           344.1         6.8      7.62

   2,925.3        50.3      6.84         2,897.5        49.7      6.82         2,911.1        49.9      6.89
      75.9         1.8      9.31            76.7         1.8      9.49            77.8         1.9      9.71
     434.0         9.0      8.25           459.8         9.5      8.24           438.7         8.8      8.12
--------------------------------      --------------------------------      --------------------------------

  41,333.5      $877.9      8.43%       40,769.0      $866.3      8.42%       40,703.9      $845.3      8.30%
    (452.9)                               (455.5)                               (456.7)
   3,704.7                               3,728.2                               3,790.9
--------------------------------      --------------------------------      --------------------------------
$ 44,585.3                            $ 44,041.7                            $ 44,038.1
================================      ================================      ================================

$  1,973.9      $ 14.9      3.00%     $  2,070.8      $ 15.4      2.96%     $  2,167.2      $ 15.7      2.90%
   3,263.9        20.2      2.46         3,177.2        18.4      2.31         3,301.4        18.0      2.19
  20,874.3       320.5      6.11        20,245.7       303.4      5.96        19,363.9       270.3      5.61
   6,890.8       113.1      6.53         7,096.5       116.8      6.55         7,739.1       121.8      6.33
   2,971.8        47.3      6.33         3,039.4        49.0      6.42         3,151.7        46.4      5.92
   1,125.3        19.1      6.74         1,125.3        20.1      7.09         1,125.4        18.6      6.67
--------------------------------      --------------------------------      --------------------------------
  37,100.0      $535.1      5.74%       36,754.9      $523.1      5.66%       36,848.7      $490.8      5.36%
   3,587.0                               3,584.5                               3,617.0
     679.3                                 584.4                                 582.9
  41,366.3                              40,923.8                              41,048.6
   3,219.0                               3,117.9                               2,989.5
--------------------------------      --------------------------------      --------------------------------
$ 44,585.3                            $ 44,041.7                            $ 44,038.1
================================      ================================      ================================
                $342.8                                $343.2                                $354.5
================================      ================================      ================================
                            3.29%                                 3.33%                                 3.48%
================================      ================================      ================================
                            2.69%                                 2.76%                                 2.94%
================================      ================================      ================================

NET INTEREST INCOME / MARGIN

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

         The Company's net interest margin increased 6 basis points from the second quarter of 2000 to 3.54% for the 2001 second quarter period. The net interest spread between interest-earning assets and interest-bearing liabilities increased 11 basis points from the second quarter of 2000 to 3.05%. Also, net interest margin is up 12 basis points from the first quarter of 2001, while net interest spread is up 19 basis points. During the first six months of 2001, the Fed lowered short-term interest rates a total of 275 basis points on six separate occasions. Economic indicators during 2001 showed signs of slower growth in the economy, and rates were decreased to try to reverse this trend. These interest rate cuts have resulted in an improvement in the Company's net interest margin during the second quarter and first six months of 2001, as the Company has benefited from lower funding costs. Further rate decreases may be possible in the near future, but the Fed should be close to the end of this cycle of rate decreases. The Company expects further enhancement of its net interest margin throughout the remainder of 2001.

         See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.

PROVISION FOR LOAN LOSSES

         During the second quarter of 2001, the Company recorded a $25.7 million provision for loan losses. This compares to a provision of $24.2 million for the quarter ended June 30, 2000. For the six-month period ended June 30, 2001 and 2000, the loss provision was $48.6 million and $54.8 million, respectively. The decline in the provision for loan losses reflects slower loan growth experienced by the Company during recent quarters. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by Management based on the factors as described in "Allowance for Loan Losses" later in Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME

         Total non-interest income for the quarter ended June 30, 2001 was $140.5 million, an increase of $21.4 million or 18.0% over the same period in 2000. For the six-month period ended June 30, 2001, non-interest income was up $38.3 million, or 16.5% from the comparable period in 2000. Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the second quarter and first six months of 2001 by 10.4% and 10.2%, respectively from the comparable year-ago periods. This increase is attributable to increases in the number of deposit accounts, both through internal growth and acquisitions, and increases in certain service charge rates. Mortgage banking operations income increased 40.6% for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. On a year-to-date basis, this category increased 47.5%. Mortgage interest rates decreased significantly since the second quarter of 2000, which contributed to greater loan production and related income. Mortgage loans closed during the second quarters of 2001 and 2000 were $1,029.1 million and $629.3, respectively. Debit card fees increased 21.8% in the second quarter of 2001 compared to the same period in 2000. For the comparable six-month period, the increase was 21.3%. SouthTrust has seen tremendous growth in the demand for this product, and the increase stems from an increase in the percentage of customer accounts with debit cards as well as increased usage of debit cards.

         Fee income related to Bank cards also increased in the second quarter and first six months of 2001 by 29.4% and 23.3%, respectively from the comparable year-ago periods. This increase is due to increased volume and certain service charges. Trust fees also increased in the second quarter and first six months of 2001 by 7.7% and 2.7%, respectively from the comparable year-ago periods. This slower growth is a result of decreasing market values during the first six months of 2001, as many trust fees are earned as a percentage of the underlying market values of trust accounts. Investment fee income increased 21.1% compared to the quarter ended June 30, 2001. For the six-month period ended June 30, 2001, investment fee income was up 17.3% from the comparable period in 2000. Investment fees include trading account profits and commissions, which fluctuate based on market conditions. Income from bank owned life insurance ("BOLI") for the second quarter of 2001 decreased 14.3% over the comparable year ago period. However, for the six-month period ended June 30, 2001, income from bank owned life insurance was up 15.0% from the comparable period in 2000.

         Sales of loans during the second quarter and six month period ended June 30, 2001 resulted in a gains of approximately $4.2 million and $6.1 million, respectively. Securities gains were $1.9 million in the second quarter and first six months of 2001.

         There were no other significant non-recurring non-interest income items recorded in the first six months of 2001 or 2000.

NON-INTEREST INCOME                                                     TABLE 3
(In millions)

                                                            Quarters Ended
                                         ------------------------------------------------------
                                                2001                          2000
                                         ------------------      ------------------------------
                                         Jun 30      Mar 31      Dec 31      Sept 30     Jun 30
                                         ------      ------      ------      -------     ------

Service charges on deposit accounts      $ 58.5      $ 53.7      $ 55.7      $ 55.4      $ 53.0
Mortgage banking operations                13.6        13.0         9.7        10.3         9.7
Bank card fees                             10.7         9.3         8.8         8.8         8.3
Debit card fees                             7.8         7.0         7.0         6.6         6.4
Trust fees                                  8.5         7.7         8.5         7.9         7.8
Investment fees                            11.2        11.2        10.4         9.9         9.2
Bank owned life insurance                  12.7        16.2        12.4        13.4        14.8
Gains on loans held-for-sale, net           4.2         1.9         3.5         2.9         0.5
Securities gains (losses)                   1.9         0.0         0.0       (11.6)       (0.1)
Other                                      11.4        10.4        10.1        43.4         9.5
                                         ------      ------      ------      ------      ------
     Total                               $140.5      $130.4      $126.1      $147.0      $119.1
                                         ======      ======      ======      ======      ======

NON-INTEREST EXPENSE

         Total non-interest expense increased 5.4% to $283.2 million in the second quarter of 2001 as compared to the same period in 2000. On a year-to-date basis, total non-interest expense increased 3.3% from 2000 to $550.2 million. Salaries and employee benefits expense is the largest component of non-interest expense, accounting for $159.5 million or 56.3% of all non-interest expense for the quarter ended June 30, 2001 and $311.6 or 56.6% for the first six months of 2001. Salary and employee benefits expense increased during the second quarter and first six months of 2001 by 12.4%, and 9.2%, respectively, over the same year-ago periods. These increases related mainly to annual merit and incentive increases. Occupancy expense was also up in the second quarter of 2001 by 8.7%. On a year-to-date basis, the increase was 8.0% as compared to the same period in 2000. This increase is attributable to a higher number of banking offices, including branches and other offices, as of June 30, 2001 compared to June 30, 2000. Equipment expense, however, was down 10.9% in the second quarter of 2001. On a year-to-date basis, the decrease was 13.7% as compared to the same period in 2000. This decrease was partially as a result of certain accrual adjustments made during the year.

         All other non-interest expense decreased in the second quarter and first six months of 2001 by 3.7% and 4.4%, respectively from the comparable year-ago periods. This decrease reflects the Company's commitment to expense control. The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 54.87% and 54.98% for the three and six month periods ended June 30, 2001, respectively. The efficiency ratio for the three and six month periods ended June 30, 2000 was 56.76% and 56.27%, respectively.

         There were no other significant non-recurring non-interest expense items recorded in the first six months of 2001 or 2000.

NON-INTEREST EXPENSE                                                    TABLE 4
(In millions)

                                                                Quarters Ended
                                            ------------------------------------------------------
                                                   2001                          2000
                                            ------------------      ------------------------------
                                            Jun 30      Mar 31      Dec 31      Sept 30     Jun 30
                                            ------      ------      ------      -------     ------
Salaries and employee benefits              $159.5      $152.1      $141.4      $145.1      $141.9
Net occupancy                                 25.3        24.3        23.7        23.8        23.3
Equipment                                     16.2        14.5        16.2        22.5        18.2
Professional services                         18.5        15.1        18.0        22.0        17.7
Communications                                13.0        12.9        12.7        12.6        13.1
Goodwill and core deposit amortization        10.0         9.6         9.6        20.2        11.0
Other                                         40.7        38.5        44.0        43.0        43.6
                                            ------      ------      ------      ------      ------
     Total                                  $283.2      $267.0      $265.6      $289.2      $268.8
                                            ======      ======      ======      ======      ======

INCOME TAX EXPENSE

         Income tax expense for the second quarter of 2001 was $67.9 million for an effective tax rate of 33.0% compared to $57.0 million or an effective rate of 32.2% in the 2nd quarter of 2000. For the six months ended June 30, 2001, income tax expense was $129.5 million for an effective tax rate of 32.6% compared to tax expense of $114.3 million and an effective tax rate of 32.4% during the first six months of 2000. The statutory federal income tax rate was 35% in 2001 and 2000.

LOANS

         Loans, net of unearned income at June 30, 2001 were $32,242.6 million, an increase of $846.4 million over the December 31, 2000 level. Of the total increase, $292.9 million was obtained in acquisitions. Internal growth accounted for the remaining $553.5 million of the increase. Loan growth has slowed down in recent quarters, partially as a result of the general slowdown in the economy. Loan growth is expected to accelerate somewhat in the near term given the recent interest rate cuts by the Fed.

         The Company regularly participates in loan sales in the secondary market, which facilitate the management of its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $1,590.7 million during the six-month period ended June 30, 2001.

LOAN PORTFOLIO                                                          TABLE 5
(In millions)

                                                                          Quarters Ended
                                            --------------------------------------------------------------------------
                                                       2001                                    2000
                                            --------------------------      ------------------------------------------
                                              Jun 30          Mar 31          Dec 31         Sept 30          Jun 30
                                            ----------      ----------      ----------      ----------      ----------
Commercial, financial and agricultural      $ 12,571.8      $ 12,541.6      $ 12,315.5      $ 11,899.7      $ 11,658.2
Real estate construction                       4,058.9         3,793.0         4,162.6         3,929.7         4,035.6
Commercial real estate mortgage                6,981.9         7,124.6         6,572.9         6,664.1         6,521.4
Residential real estate mortgage               5,732.7         5,549.1         5,380.6         6,559.3         6,752.4
Loans to individuals                           3,182.0         3,234.6         3,265.3         3,299.9         3,349.7
                                            ----------      ----------      ----------      ----------      ----------
                                              32,527.3        32,242.9        31,696.9        32,352.7        32,317.3
Unearned income                                 (284.7)         (279.2)         (300.7)         (285.7)         (273.9)
                                            ----------      ----------      ----------      ----------      ----------
Loans, net of unearned income                 32,242.6        31,963.7        31,396.2        32,067.0        32,043.4
Allowance for loan losses                       (462.9)         (460.4)         (450.4)         (451.7)         (456.1)
                                            ----------      ----------      ----------      ----------      ----------
Net loans                                   $ 31,779.7      $ 31,503.3      $ 30,945.8      $ 31,615.3      $ 31,587.3
                                            ==========      ==========      ==========      ==========      ==========

ALLOWANCE FOR LOAN LOSSES

         The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon Management's estimated range of those losses. Actual losses for these loans can vary significantly from this estimate. The State Banking Department of the State of Alabama regulates the Company's subsidiary bank. SouthTrust Bank is a member bank of the Federal Reserve System, and as such, is also subject to the regulations of the Federal Reserve Board applicable to state member banks. Management may also consider recommendations from these regulators in concluding on the adequacy of the allowance for loan losses. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change. The historical and migration loss rates described below which are used in determining the allowance also provide a self-correcting feature to the methodology.

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

         The allowance allocated to Watch-list loans at June 30, 2001 totaled $135.8 million, and the allowance allocated to Non-problem loans totaled $327.1 million.

         Based on the methodology outlined above, the total allowance for loan losses was $462.9 million at June 30, 2001 and $450.3 million at December 31, 2000. As a percentage of outstanding loans, the total allowance for loan losses was 1.44%, compared to the December 31, 2000 level of 1.43%. Net charge-offs during the three months ended June 30, 2001 totaled $23.3 million or .29% of average net loans on an annualized basis, an decrease of $0.6 million from the 2000 second quarter. Net charge-offs for the six-month period ended June 30, 2001 were $46.1 million, compared to $46.6 million for the same period a year ago.


ALLOWANCE FOR LOAN LOSSES                                               TABLE 6
(In  thousands)

                                                                                        Quarters Ended
                                                            -------------------------------------------------------------------
                                                                           2001                             2000
                                                            ------------------------    ---------------------------------------
                                                              Jun 30        Mar 31        Dec 31        Sept 30        Jun 30
                                                            ----------    ----------    ----------     ----------    ----------
Balance beginning of quarter                                $  460,451    $  450,348    $  451,742     $  456,089    $  453,280
Loans charged-off:
        Commercial, financial and agricultural                  12,311        12,338        11,828         14,949        13,883
        Real estate construction                                     0             0            34              0             0
        Commercial real estate mortgage                            439         1,151           143             48             0
        Residential real estate mortgage                         1,995         1,871         1,933          1,663         1,821
        Loans to individuals                                    12,236        10,697        12,870          9,503        11,382
                                                            ----------    ----------    ----------     ----------    ----------

                    Total charge-offs                           26,981        26,057        26,808         26,163        27,086
                                                            ==========    ==========    ==========     ==========    ==========
Recoveries of loans previously charged-off:
        Commercial, financial and agricultural                   1,207           859           447          1,010           450
        Real estate construction                                    19             0             0              0             0
        Commercial real estate mortgage                              1             0             0             21             0
        Residential real estate mortgage                           495           366           592            489           179
        Loans to individuals                                     1,965         2,017         2,017          1,843         2,465
                                                            ----------    ----------    ----------     ----------    ----------

                    Total recoveries                             3,687         3,242         3,056          3,363         3,094
                                                            ==========    ==========    ==========     ==========    ==========

Net loans charged-off                                           23,294        22,815        23,752         22,800        23,992
Additions to allowance charged to expense                       25,748        22,811        19,530         18,453        24,182
Subsidiaries' allowance at date of purchase                          0        10,107         2,828              0         2,619
                                                            ----------    ----------    ----------     ----------    ----------

Balance at end of quarter                                   $  462,905    $  460,451    $  450,348     $  451,742    $  456,089
                                                            ==========    ==========    ==========     ==========    ==========

(In  millions)
Loans outstanding at quarter end,
        net of unearned income                              $ 32,242.6    $ 31,963.7    $ 31,396.2     $ 32,067.0    $ 32,043.4
Average loans outstanding,
        net of unearned income                              $ 32,032.1    $ 31,564.7    $ 32,129.6     $ 32,034.7    $ 31,993.9
Ratios:
        Allowance to net loans outstanding                        1.44%         1.44%         1.43%          1.41%         1.42%
        Net loans charged-off to average net loans                0.29          0.29          0.29           0.28          0.30
        Provision for loan losses to net charge-offs            110.53         99.98         82.22          80.93        100.79
        Provision for loan losses to average net loans            0.32          0.29          0.24           0.23          0.30

NON-PERFORMING ASSETS

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $258.9 million at June 30, 2001, an increase of $50.1 million from December 31, 2000. The ratio of non-performing assets to total loans plus other non-performing assets was 0.80% at June 30, 2001, while the allowance to non-performing loans ratio was 217.79% for the same period.

NON-PERFORMING ASSETS                                                   TABLE 7
(Dollars in millions)


                                                                              Quarters Ended
                                                            ---------------------------------------------------
                                                                   2001                       2000
                                                            ------------------    -----------------------------
                                                            Jun 30     Mar 31     Dec 31     Sept 30    Jun 30
                                                            -------    -------    -------    -------    -------

Non-performing loans
        Commercial, financial, and agricultural             $ 160.7    $ 146.5    $ 124.9    $ 120.9    $ 102.9
        Real estate construction                               22.1       11.6        3.3        4.3        4.6
        Commercial real estate mortgage                         2.5        2.6        6.5        2.9        4.6
        Residential real estate mortgage                       17.5       20.7       17.8       20.4       15.0
        Loans to individuals                                    9.8       10.4        9.8       11.1       10.0
                                                            -------    -------    -------    -------    -------

               Total non-performing loans                     212.6      191.8      162.3      159.6      137.1
                                                            -------    -------    -------    -------    -------

Other real estate owned                                        37.5       33.1       38.2       30.7       39.0

Other repossessed assets                                        8.8        9.5        8.3        8.5       11.8
                                                            -------    -------    -------    -------    -------

               Total non-performing assets                  $ 258.9    $ 234.4    $ 208.8    $ 198.8    $ 187.9
                                                            =======    =======    =======    =======    =======

Accruing loans past due 90 days or more                     $  65.9    $  69.3    $  59.2    $  53.2    $  55.8
Ratios:
        Non-performing loans to total loans                    0.66%      0.60%      0.52%      0.50%      0.43%
        Non-performing assets to total loans
               plus other non-performing assets                0.80       0.73       0.66       0.62       0.59
        Non-performing assets and accruing loans
               90 days or more past due to total loans
               plus other non-performing assets                1.01       0.95       0.85       0.79       0.76
        Allowance to non-performing loans                    217.79     240.04     277.46     283.09     332.73


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

         Total securities, including those designated as available-for-sale and held-to-maturity, have increased $347.4 million since December 31, 2000. Securities obtained through the acquisition of other financial institutions were $79.9 million during the first six months of 2001.

         During the first six months of 2001, the Company experienced calls of both available-for-sale and held-to-maturity U.S. Government agency securities of approximately $2.7 billion as a result of significant changes in market interest rates. Funds received from these calls were reinvested primarily in mortgage-backed pass-through securities, which the Company has classified as available-for-sale. Additional calls of U.S. Government agency securities are possible given the current and expected rate environment. The rates received on the reinvested funds have been and are expected to continue to be substantially similar to the rates paid on the securities that were called.

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


AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES                      TABLE 8

                                                                                  Available-for-Sale Securities
                                                            --------------------------------------------------------------------
                                                                      June 30, 2001                      December 31, 2000
                                                            ------------------------------        ------------------------------
                                                             Amortized            Fair             Amortized            Fair
(DOLLARS IN MILLIONS)                                           Cost              Value              Cost               Value
                                                            -----------        -----------        -----------        -----------
U.S. Treasury securities                                    $      53.8        $      54.7        $      69.7        $      70.3
U.S. Government agency securities                               1,123.7            1,123.3            2,248.0            2,223.2
Collateralized mortgage obligations
   and mortgage-backed securities                               6,922.5            6,966.0            4,082.1            4,087.8
Obligations of states and political
   subdivisions                                                   292.2              296.1              279.2              280.1
Other debt securities                                             103.9              103.6               58.7               56.4
Equity securities                                                 354.5              354.4              260.8              260.7
                                                            -----------        -----------        -----------        -----------
     Total                                                  $   8,850.6        $   8,898.1        $   6,998.5        $   6,978.5
                                                            ===========        ===========        ===========        ===========


                                                                                  Held-to-Maturity Securities
                                                            --------------------------------------------------------------------
                                                                      June 30, 2001                      December 31, 2000
                                                            ------------------------------        ------------------------------
                                                             Amortized            Fair             Amortized            Fair
(DOLLARS IN MILLIONS)                                           Cost              Value              Cost               Value
                                                            -----------        -----------        -----------        -----------
U.S. Treasury securities                                    $       2.8        $       2.9        $       3.3        $       3.3
U.S. Government agency securities                                 834.5              836.7            2,345.8            2,325.3
Collateralized mortgage obligations
   and mortgage-backed securities                                 393.3              400.5              450.5              455.4
Obligations of states and political
   subdivisions                                                    68.3               71.7               75.0               78.5
Other debt securities                                             155.5              157.2              152.0              146.3
                                                            -----------        -----------        -----------        -----------
     Total                                                  $   1,454.4        $   1,469.0        $   3,026.6        $   3,008.8
                                                            ===========        ===========        ===========        ===========

SHORT-TERM INVESTMENTS

         Short-term investments at June 30, 2001 totaled $581.0 million, reflecting an increase of $122.3 million from the December 31, 2000 level of $458.7 million. At June 30, 2001, short-term investments consisted of $4.6 million in federal funds sold and securities purchased under resale agreements, $1.2 million in time deposits with other banks, $128.1 million in trading securities and $447.1 million in loans held for sale. Securities held for trading purposes primarily include inventory at the Company's brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value.

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

         Deposits are the Company's primary source of funding. Total deposits at June 30, 2001 were $29,824.4 million, down $878.1 million or 2.9% from the December 31, 2000 level of $30,702.5 million. Of this decrease, $1,588.8 million is from wholesale funding sources, while core deposits increased $710.7 million. In the first six months of 2001, $397.0 million of deposits were obtained in acquisitions, while the fair value of deposits hedged increased $42.0 million. At June 30, 2001 total deposits included interest-bearing deposits of $25,954.9 million and other deposits of $3,869.5 million.

         Short-term borrowings at June 30, 2001 were $7,113.2 million and included federal funds purchased of $4,101.2 million, securities sold under agreements to repurchase of $2,863.1 million and other borrowed funds of $148.9 million. At June 30, 2001 total short-term borrowings were 15.3% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $6,289.7 million or 13.9% of total liabilities and stockholders' equity at December 31, 2000.

         FHLB advances totaled $4,251.2 million at June 30, 2001. The current quarter end balance is up $1,198.4 million from the level outstanding at December 31, 2000. The Company uses FHLB advances as an alternative to other funding sources with similar maturities. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset / liability management strategy.

         At June 30, 2001 and December 31, 2000, total long-term debt was $1,047.1 million and $1,125.3 million, respectively. During the first six months of 2001, $98.8 million of Bank Notes were called, other redemptions totaled $0.1 million, and the fair value adjustment related to long-term debt hedged increased $20.7 million. There are no scheduled maturities of long-term debt through 2002.

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

         The June 30, 2001 Tier 1 and Total capital to risk weighted assets were 7.61% and 10.93%, respectively, compared to the December 31, 2000 ratios of 7.46% and 10.99%.

CAPITAL RATIOS                                                           TABLE 9
(DOLLARS IN MILLIONS)

                                                                                        Quarters Ended
                                                            -------------------------------------------------------------------
                                                                           2001                             2000
                                                            ------------------------    ---------------------------------------
                                                              Jun 30        Mar 31        Dec 31        Sept 30        Jun 30
                                                            ----------    ----------    ----------     ----------    ----------

Tier 1 capital:
   Stockholders' equity                                     $  3,599.6    $  3,530.6    $  3,352.5     $  3,189.7    $  3,064.8
   Intangible assets other than
        servicing rights                                        (601.3)       (610.4)       (580.2)        (589.7)       (611.8)
   Accumulated other
     comprehensive income                                        (50.7)        (72.5)         12.2           86.8         131.9
                                                            ----------    ----------    ----------     ----------    ----------
        Total Tier 1 capital                                   2,947.6       2,847.7       2,784.5        2,686.8       2,584.9
                                                            ----------    ----------    ----------     ----------    ----------
Tier 2 capital:
   Allowable reserve for loan losses                             462.9         460.4         450.3          451.7         456.1
   Allowable long-term debt                                      825.0         885.0         885.0          885.0         885.0
                                                            ----------    ----------    ----------     ----------    ----------
        Total Tier 2 capital                                   1,287.9       1,345.4       1,335.3        1,336.7       1,341.1
                                                            ----------    ----------    ----------     ----------    ----------
        Total risk-based capital                            $  4,235.5    $  4,193.1    $  4,119.8     $  4,023.5    $  3,926.0
                                                            ==========    ==========    ==========     ==========    ==========
Risk-weighted assets                                        $ 38,748.2    $ 38,164.1    $ 37,531.4     $ 37,175.9    $ 37,015.4
Risk-based ratios:
   Tier 1 capital                                                 7.61%         7.46%         7.42%          7.22%         6.99%
   Total capital                                                 10.93         10.99         10.98          10.82         10.61
Leverage ratio                                                    6.46          6.38          6.33           6.18          5.95

COMMITMENTS

         The Company's subsidiary bank had standby letters of credit outstanding of approximately $1,024.2 million at June 30, 2001 and $941.3 million at December 31, 2000.

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $11,827.0 million at June 30, 2001 and $10,948.2 million at December 31, 2000. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's mortgage banking subsidiary had outstanding commitments to sell mortgage loans and mortgage-backed securities of approximately $486.8 million at June 30, 2001 and $206.8 million at December 31, 2000.

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

INTEREST RATE SWAPS                                                    TABLE 10
June 30, 2001
(Dollars in millions)

                                                                  Average                  Average
                                     Notional         Fair        Maturity     Average       Rate
                                      Value           Value      In Months    Rate Paid    Received
                                    ---------        ------      ---------    ---------    --------
Gain position                       $ 2,194.5        $ 79.9         39.4         5.44%        7.00%
Loss position                             0.0           0.0          0.0         0.00         0.00
                                    ---------        ------        -----        -----        -----
   Total                            $ 2,194.5        $ 79.9         39.4         5.44%        7.00%
                                    =========        ======        =====        =====        =====

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

         Although it is not possible to determine with any certainty at this point in time, the potential exposure related to punitive damages in connection with these suits, Management, based upon consultation with legal counsel, believes that the ultimate resolutions of these proceedings will not have a material adverse effect on the Company's financial statements.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of SouthTrust Corporation was held on April 18, 2001, and the stockholders elected four nominees as directors. The following is a tabulation of the voting on this matter.

                                                                          Votes
         Names                               Votes For                  Witheld
         -----                              -----------                ----------
         Carl F. Bailey                     139,241,024                 7,505,538
         John M. Bradford                   139,267,775                 7,478,787
         William C. Hulsey                  139,265,783                 7,480,779
         Wallace D. Malone                  129,649,911                17,096,651

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

*        Incorporated herein by reference

(b)      Reports on Form 8-K filed in the second quarter of 2001: none.

         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SOUTHTRUST CORPORATION



Date: August 14, 2001                       /S/ WALLACE D. MALONE, JR.
                                       ----------------------------------------
                                               Wallace D. Malone, Jr.
                                                Chairman and Chief
                                                 Executive Officer



Date: August 14, 2001                          /S/ ALTON E. YOTHER
                                       ----------------------------------------
                                                  Alton E. Yother
                                         Secretary, Treasurer and Controller