Form 10-Q
period 2001-09-30
SOUTHTRUST CORP
filed 2001-11-14
CIK 92081

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes [X]                              No [ ]

At September 30, 2001, 342,684,897 shares of the Registrant's Common Stock, $2.50 par value were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement Description                                                                 Page(s)
---------------------------------------------------------------------------------------------
Consolidated Condensed Balance Sheets (Unaudited)
         September 30, 2001, December 31, 2000 and
         September 30, 2000                                                                3

Consolidated Condensed Statements of Income (Unaudited)
         Three and nine months ended September 30, 2001 and 2000                           4
Consolidated Condensed Statements of Stockholders' Equity (Unaudited)
         Nine months ended September 30, 2001 and 2000                                     5

Consolidated Condensed Statements of Cash Flows (Unaudited)
         Nine months ended September 30, 2001 and 2000                                     6

Notes to Consolidated Condensed Financial Statements (Unaudited)                        7-14

         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of Management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three and nine month periods ended September 30, 2001 and 2000. Results of operations for the interim 2001 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of the registrant is included on Pages 15-32.

                             SOUTHTRUST CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

(Dollars in thousands)                                                      SEPTEMBER 30        DECEMBER 31        SEPTEMBER 30
                                                                                2001               2000                2000
                                                                            -------------      -------------      -------------
ASSETS
  Cash and due from banks                                                   $     968,516      $     959,750      $     870,863
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                                      20,735             43,273             19,082
    Interest-bearing deposits in other banks                                        3,298                964                896
    Trading securities                                                            118,898             71,456             92,272
    Loans held for sale                                                           451,351            343,013            307,926
                                                                            -------------      -------------      -------------
         Total short-term investments                                             594,282            458,706            420,176
  Available-for-sale securities                                                 9,668,775          6,978,510          5,568,761
  Held-to-maturity securities (1)                                                 618,126          3,026,631          2,986,305
  Loans                                                                        33,066,339         31,696,912         32,352,694
  Less:
    Unearned income                                                               253,140            300,756            285,733
    Allowance for loan losses                                                     471,133            450,348            451,742
                                                                            -------------      -------------      -------------
         Net loans                                                             32,342,066         30,945,808         31,615,219
  Premises and equipment, net                                                     807,236            738,392            736,725
  Due from customers on acceptances                                                 8,111             26,329              4,109
  Goodwill - tax-deductible                                                       294,419            305,417            308,864
  Goodwill - non-deductible                                                       325,210            228,244            231,033
  Core deposit intangible                                                          46,476             46,501             49,851
  Bank owned life insurance                                                       921,887            887,632            875,240
  Other assets                                                                    672,802            544,611            659,116
                                                                            -------------      -------------      -------------
         Total assets                                                       $  47,267,906      $  45,146,531      $  44,326,262
                                                                            =============      =============      =============
LIABILITIES
  Deposits:
    Interest-bearing                                                        $  26,148,802      $  26,808,453      $  26,188,260
    Other                                                                       3,889,455          3,894,086          3,605,483
                                                                            -------------      -------------      -------------
         Total deposits                                                        30,038,257         30,702,539         29,793,743
  Federal funds purchased and securities sold
    under agreements to repurchase                                              7,101,819          5,259,422          4,751,356
  Other short-term borrowings                                                      80,468          1,030,297          1,999,856
  Bank acceptances outstanding                                                      8,111             26,329              4,109
  Federal Home Loan Bank advances                                               4,221,177          3,052,781          2,850,807
  Long-term debt                                                                1,071,075          1,125,311          1,125,353
  Other liabilities                                                               846,907            597,392            611,369
                                                                            -------------      -------------      -------------
         Total liabilities                                                     43,367,814         41,794,071         41,136,593
STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00 a share (2)                                         0                  0                  0
   Common stock, par value $2.50 a share (3)                                      869,737            851,962            847,905
   Capital surplus                                                                446,974            333,987            332,706
   Retained earnings                                                            2,470,756          2,202,901          2,120,002
   Accumulated other comprehensive income (loss)                                  203,992            (12,164)           (86,817)
   Treasury stock, at cost (4)                                                    (91,367)           (24,226)           (24,127)
                                                                            -------------      -------------      -------------
         Total stockholders' equity                                             3,900,092          3,352,460          3,189,669
                                                                            -------------      -------------      -------------
         Total liabilities and stockholders' equity                         $  47,267,906      $  45,146,531      $  44,326,262
                                                                            =============      =============      =============

(1) Held-to-maturity securities-fair value                                  $     643,487      $   3,008,750      $   2,893,251
(2) Preferred shares authorized                                                 5,000,000          5,000,000          5,000,000
      Preferred shares issued                                                           0                  0                  0
(3) Common shares authorized                                                  500,000,000        500,000,000        500,000,000
      Common shares issued                                                    347,894,775        340,784,976        339,161,898
(4) Treasury shares of common stock                                             5,209,878          2,678,114          2,671,870

                             SOUTHTRUST CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
(In thousands, except per share data)                                        SEPTEMBER 30                    SEPTEMBER 30
                                                                       -----------------------       ---------------------------
                                                                         2001           2000             2001             2000
                                                                       --------      ---------       ----------      -----------
INTEREST INCOME
  Loans, including fees                                                $603,249      $ 709,883       $1,899,395      $ 2,070,409
  Available-for-sale securities                                         147,492         92,216          408,024          270,927
  Held-to-maturity securities                                            21,608         50,948          101,743          153,376
  Short-term investments                                                 10,025          9,524           29,561           25,010
                                                                       --------      ---------       ----------      -----------
      Total interest income                                             782,374        862,571        2,438,723        2,519,722
                                                                       --------      ---------       ----------      -----------

INTEREST EXPENSE
  Deposits                                                              263,003        337,176          867,098          936,899
  Short-term borrowings                                                  58,350        116,789          238,086          343,000
  Federal Home Loan Bank advances                                        56,853         49,033          169,787          136,776
  Long-term debt                                                         14,408         20,042           49,053           56,553
                                                                       --------      ---------       ----------      -----------
      Total interest expense                                            392,614        523,040        1,324,024        1,473,228
                                                                       --------      ---------       ----------      -----------
      Net interest income                                               389,760        339,531        1,114,699        1,046,494
      Provision for loan losses                                          30,400         18,453           78,959           73,297
                                                                       --------      ---------       ----------      -----------
    NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                                     359,360        321,078        1,035,740          973,197

NON-INTEREST INCOME
  Service charges on deposit accounts                                    60,220         55,408          172,458          157,260
  Mortgage banking operations                                            11,770         10,315           38,373           28,428
  Bank card fees                                                         10,739          8,751           30,678           24,929
  Debit card fees                                                         8,318          6,564           23,127           18,742
  Trust fees                                                              7,925          7,904           24,071           23,628
  Investment fees                                                        13,585          9,927           35,956           29,007
  Bank owned life insurance                                              12,674         13,425           41,543           38,527
  Gains on loans held for sale, net                                       5,854          2,899           12,021            4,837
  Securities gains (losses)                                                 643        (11,598)           2,522          (11,114)
  Other                                                                   7,702         43,391           29,502           65,284
                                                                       --------      ---------       ----------      -----------
      Total non-interest income                                         139,430        146,986          410,251          379,528
                                                                       --------      ---------       ----------      -----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                        168,098        145,144          479,668          430,459
  Net occupancy                                                          25,238         23,750           74,810           69,699
  Equipment                                                              15,572         22,509           46,348           58,165
  Professional services                                                  10,218         10,387           32,987           33,848
  Data processing                                                         9,293         14,819           26,222           29,810
  Communications                                                         13,697         12,612           39,609           38,884
  Goodwill amortization - tax-deductible                                  3,439          3,447           10,335           10,318
  Goodwill amortization - non-deductible                                  3,191          2,799            9,180            7,946
  Core deposit amortization                                               3,392         13,962           10,148           23,694
  Other                                                                  33,456         39,774          106,508          118,808
                                                                       --------      ---------       ----------      -----------
      Total non-interest expense                                        285,594        289,203          835,815          821,631
                                                                       --------      ---------       ----------      -----------
Income before income taxes                                              213,196        178,861          610,176          531,094
Income tax expense                                                       71,114         57,241          200,620          171,514
                                                                       --------      ---------       ----------      -----------
        NET INCOME                                                     $142,082      $ 121,620       $  409,556      $   359,580
                                                                       ========      =========       ==========      ===========
Average shares outstanding - basic (in thousands)                       342,184        336,477          340,282          336,307
Average shares outstanding - diluted (in thousands)                     346,541        337,832          344,123          337,598
Net income per share - basic                                           $   0.41      $    0.36       $     1.20      $      1.07
Net income per share - diluted                                             0.41           0.36             1.19             1.07
Dividends declared per share                                               0.14          0.125             0.42            0.375

                             SOUTHTRUST CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                             ACCUMULATED
                                                                                                OTHER
                                                        COMMON      CAPITAL     RETAINED    COMPREHENSIVE   TREASURY
(Dollars in thousands)                                   STOCK      SURPLUS     EARNINGS     INCOME (LOSS)    STOCK        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2000                             $846,192    $327,724    $1,886,481     ($108,928)    ($24,040)    $2,927,429

Net income                                                    0           0       359,580             0            0        359,580
Change in unrealized loss on available-for-sale
   securities*                                                0           0             0        22,111            0         22,111
                                                                                                                         ----------
Comprehensive income                                                                                                     $  381,691
                                                                                                                         ==========

Dividends declared ($.375 per share)                          0           0      (126,059)            0            0       (126,059)
Issuance of 359,748 shares of Common Stock
   for stock options exercised                              900       1,305             0             0            0          2,205
Issuance of 237,240 shares of Common Stock
   for dividend reinvestment and
   stock purchase plans                                     593       2,814             0             0            0          3,407
Issuance of 88,128 shares of Common Stock
    under long-term incentive plan                          220         863             0             0            0          1,083
Purchase of 5,786 shares of treasury stock                    0           0             0             0          (87)           (87)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                          $847,905    $332,706    $2,120,002     ($ 86,817)    ($24,127)    $3,189,669
===================================================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2001                             $851,962    $333,987    $2,202,901     ($ 12,164)    ($24,226)    $3,352,460

Net income                                                    0           0       409,556             0            0        409,556
Change in unrealized gain on available-for-sale
   securities*                                                0           0             0       172,698            0        172,698
Change in unrealized gain on derivatives*                     0           0             0        43,458            0         43,458
                                                                                                                         ----------

Total other comprehensive income                                                                                            216,156
                                                                                                                         ----------

Comprehensive income                                                                                                     $  625,712
                                                                                                                         ==========

Dividends declared ($.42 per share)                           0           0      (142,528)            0            0       (142,528)
Issuance of 581,162 shares of Common Stock
   for stock options exercised                            1,453       4,175             0             0            0          5,628
Issuance of 115,410 shares of Common Stock
   under employee discounted stock
   purchase plan                                            289       1,385             0             0            0          1,674
Issuance of 70,448 shares of Common Stock
   under long term incentive plan                           176         756             0             0            0            932
Issuance of 1,297,344 shares of Common Stock
     for an acquisition accounted for as a pooling-
    of-interest                                           3,243       1,088           827             0            0          5,158
Issuance of 5,045,435 shares of Common stock
    for an acquisition accounted for as a purchase       12,614     105,583             0             0            0        118,197
Purchase of 2,531,764 shares of treasury stock                0           0             0             0      (67,141)       (67,141)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                          $869,737    $446,974    $2,470,756     $ 203,992     ($91,367)    $3,900,092
===================================================================================================================================

*See disclosure of reclassification amount and tax effect in Notes to Consolidated Condensed Financial Statements

                             SOUTHTRUST CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months Ended
(In Thousands)                                                                          September 30
                                                                                -------------------------------
                                                                                   2001                 2000
                                                                                -----------         -----------
OPERATING ACTIVITIES
  Net income                                                                    $   409,556         $   359,580
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Provision (credit) for:
      Loan losses                                                                    78,959              73,297
      Depreciation of premises and equipment                                         39,959              49,658
      Amortization of intangibles                                                    32,931              53,013
      Amortization of security premium                                                2,179               1,388
      Accretion of security discount                                                 (7,950)             (2,527)
      Deferred income taxes                                                          79,564               1,010
      Bank owned life insurance                                                     (41,543)            (38,527)
      Unrealized loss on derivatives                                                    708                   0
   Net gain on loans held for sale                                                  (12,021)             (4,837)
   Net (gain) loss on available-for-sale securities                                  (2,522)             11,114
   Origination and purchase of loans held for sale                               (2,669,515)         (1,696,411)
   Proceeds from loans held for sale                                              2,573,198           1,645,166
   Net increase in trading securities                                               (47,442)            (22,764)
   Net (increase) decrease in other assets                                           59,975             (10,519)
   Net increase in other liabilities                                                141,007              94,840
                                                                                -----------         -----------
       Net cash provided by operating activities                                    637,043             513,481

INVESTING ACTIVITIES
  Proceeds from maturities/calls of:
     Available-for-sale securities                                                3,936,552             160,366
     Held-to-maturity securities                                                  2,499,757             111,206
  Proceeds from sales of available-for-sale-securities                               43,802             818,122
  Purchases of:
     Available-for-sale securities                                               (6,365,371)         (1,444,984)
     Held-to-maturity securities                                                    (14,500)            (76,309)
     Premises and equipment                                                         (89,167)            (45,443)
  Net (increase) decrease in:
     Short-term investments                                                          76,757              55,463
     Loans                                                                         (744,539)           (204,479)
  Purchases of bank owned life insurance                                                  0            (100,000)
  Net cash paid in acquisitions                                                     (15,795)            (41,381)
                                                                                -----------         -----------
     Net cash used in investing activities                                         (672,504)           (767,439)

FINANCING ACTIVITIES
  Net increase (decrease) in:
     Deposits                                                                    (1,627,133)          1,724,314
     Short-term borrowings                                                          875,104            (646,552)
  Proceeds from:
     Common Stock issuances                                                           7,302               5,612
     Federal Home Loan Bank advances                                              1,570,506           3,200,761
  Payments for:
     Repurchase of common stock                                                     (67,141)                (87)
     Federal Home Loan Bank advances                                               (472,110)         (3,880,278)
     Long-term debt                                                                 (98,910)               (130)
     Cash dividends                                                                (143,391)           (153,818)
                                                                                -----------         -----------
     Net cash provided by financing activities                                       44,227             249,822
                                                                                -----------         -----------
     INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                   8,766              (4,136)

  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                      959,750             874,999
                                                                                -----------         -----------
  CASH AND DUE FROM BANKS AT END OF PERIOD                                      $   968,516         $   870,863
                                                                                ===========         ===========

s

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") 133, as amended for SFAS 137 and 138 - Accounting for Derivative Instruments and Hedging Activities

         The Financial Accounting Standards Board ("FASB") issued SFAS 133 in June 1998. This Statement establishes new accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair values of derivatives will depend on their designation.

         In June 1999, the FASB issued SFAS 137, which extends the effective date of SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, which addresses a limited number of issues causing implementation difficulties for numerous entities and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

         The Company adopted SFAS 133, as amended, on January 1, 2001 and the effect on the Consolidated Condensed Financial Statements was immaterial.

SFAS 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

         In September 2000, the FASB issued SFAS 140, which replaces SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The impact of this Statement to the Consolidated Condensed Financial Statements is not material.

SFAS 141 - Business Combinations

         In June 2001, the FASB issued SFAS 141, which changes the accounting for business combinations under APB Opinion 16 - Business Combinations ("APB 16"). This Statement requires that all business combinations be accounted for under the purchase method. Also, intangible assets that meet certain criteria must be recognized as assets apart from goodwill. Finally, it requires disclosures in addition to the disclosure requirements of APB 16. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, as well as purchase method business combinations completed after June 30, 2001. Management does not expect this Statement to have a material impact on the Consolidated Condensed Financial Statements.

SFAS 142 - Goodwill and Other Intangible Assets

         In June 2001, the FASB issued SFAS 142, which requires that an intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) is initially recognized and measured based on its fair value. An intangible asset with a finite useful life is amortized over its estimated useful life. An intangible asset with an indefinite useful life is not amortized, but is tested for impairment under the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (which has been superceded by SFAS 144 as discussed below). Goodwill recognized in business combinations is not amortized, but is tested for impairment under the provisions of SFAS 142 at a level of reporting referred to as a reporting unit. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second step of the impairment test. In the second step, if the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests in certain circumstances.

         For purchase business combinations that are consummated after June 30, 2001, goodwill and identifiable intangibles will be recorded in accordance with SFAS 142, which requires no amortization of goodwill and separately identifiable intangible assets with indefinite lives. For intangible assets in existence prior to June 30, 2001, the Company will continue to amortize goodwill and all separately identifiable intangibles through December 31, 2001. Upon adoption of SFAS 142 on January 1, 2002, the Company will cease amortizing goodwill and separately identifiable intangibles with indefinite lives and amortize other identifiable intangibles in accordance with the guidelines set forth in this Statement.

         Upon adoption of SFAS 142, the Company expects to have unamortized goodwill of approximately $679 million and unamortized identifiable intangibles of approximately $61 million. Goodwill amortization expense was $19.5 million for the nine months ended September 30, 2001 and $25.0 million for the year ended December 31, 2000. Management has not yet determined whether or not any goodwill impairment will be recognized upon adoption of SFAS 142.

SFAS 143 - Accounting for Asset Retirement Obligations

         In June 2001, the FASB issued SFAS 143, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This Statement is effective for fiscal years beginning after June 15, 2002. Management does not expect this Statement to have a material impact on the Consolidated Condensed Financial Statements.

SFAS 144 - Accounting for the Impairment or Disposal of Long-Lived Assets

         In August 2001, the FASB issued SFAS 144, which replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this Statement are to develop one accounting model, based upon the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. This Statement requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Management does not expect this Statement to have a material impact on the Consolidated Condensed Financial Statements.

Note B - Stock Split

         On April 18, 2001, the Company's Board of Directors announced a 2 for 1 stock split effected in the form of a stock dividend payable to shareholders of record on April 30, 2001. All share and per share information in this report has been restated to give retroactive effect to this split.

Note C - Earnings per Share Reconciliation

         A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                         Three months ended September 30             Nine months ended September 30
(In thousands, except per share data)                       2001                  2000                  2001                  2000
                                                         ---------              --------             ---------              --------
Basic:
Net income                                                $142,082              $121,620              $409,556              $359,580

Average common shares outstanding                          342,184               336,477               340,282               336,307
                                                          --------              --------              --------              --------
Earnings per share                                        $   0.41              $   0.36              $   1.20              $   1.07
                                                          ========              ========              ========              ========

Diluted:
Net income                                                $142,082              $121,620              $409,556              $359,580

Average common shares outstanding                          342,184               336,477               340,282               336,307
Dilutive effect of options issued                            4,357                 1,355                 3,841                 1,291
                                                          --------              --------              --------              --------
Average diluted shares outstanding                         346,541               337,832               344,123               337,598
                                                          --------              --------              --------              --------
Earnings per share                                        $   0.41              $   0.36              $   1.19              $   1.07
                                                          ========              ========              ========              ========

         In addition, the Company had none and 296,704 exercisable options issued that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2001, respectively, as the exercise price of these options was in excess of the average market price. For the three and nine months ended September 30, 2000, the number of antidilutive options was 4,262,078 in each period.

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

         In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:

                                                                           Three months ended September 30
                                                                  2001                                       2000
                                                  -------------------------------------      ---------------------------------------
                                                   Before         Tax          Net of         Before          Tax           Net of
                                                     Tax         Effect          Tax            Tax          Effect           Tax
                                                  -------------------------------------      ---------------------------------------
Unrealized gain on securities:

Unrealized holding gains arising
    during the period                             $193,975      $(65,629)      $128,346      $ 60,172       $(22,299)      $ 37,873
Less: reclassification adjustment                      643          (244)           399       (11,598)         4,407         (7,191)
                                                  -------------------------------------      ---------------------------------------
Net unrealized gain on securities                  193,332       (65,385)       127,947        71,770        (26,706)        45,064
                                                  -------------------------------------      ---------------------------------------
Unrealized gain on derivatives:
Unrealized holding gains arising
    during the period                               28,621        (1,252)      $ 27,369            --             --             --
Less: reclassification adjustment                    3,296        (1,252)         2,044            --             --             --
                                                  -------------------------------------      ---------------------------------------
Net unrealized gain on derivatives                  25,325            --         25,325            --             --             --
                                                  -------------------------------------      ---------------------------------------
Total Other Comprehensive Income                  $218,657      $(65,385)      $153,272      $ 71,770       $(26,706)      $ 45,064
                                                  =====================================      =======================================


                                                                           Nine months ended September 30
                                                                  2001                                       2000
                                                  -------------------------------------      ---------------------------------------
                                                   Before         Tax          Net of         Before          Tax           Net of
                                                     Tax         Effect          Tax            Tax          Effect           Tax
                                                  -------------------------------------      ---------------------------------------
Unrealized gain on securities:

Unrealized holding gains arising
    during the period                             $263,386      $(89,124)      $174,262      $ 24,043       $ (8,823)      $ 15,220
Less: reclassification adjustment                    2,522          (958)         1,564       (11,114)         4,223         (6,891)
                                                  -------------------------------------      ---------------------------------------
Net unrealized gain on securities                  260,864       (88,166)       172,698        35,157        (13,046)        22,111
                                                  -------------------------------------      ---------------------------------------
Unrealized gain on derivatives:

Unrealized holding gains arising
    during the period                               50,303        (2,601)      $ 47,702            --             --             --
Less: reclassification adjustment                    6,845        (2,601)         4,244            --             --             --
                                                  -------------------------------------      ---------------------------------------
Net unrealized gain on derivatives                  43,458            --         43,458            --             --             --
                                                  -------------------------------------      ---------------------------------------
Total Other Comprehensive Income                  $304,322      $(88,166)      $216,156      $ 35,157       $(13,046)      $ 22,111
                                                  =====================================      =======================================

Note E - Supplemental Cash Flow Information

         The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.

(In thousands)                                                                       Nine Months Ended September 30
                                                                                       2001                  2000
                                                                                    ----------            ----------
Cash paid during period for:
   Interest                                                                         $1,385,104            $1,405,303
   Income taxes                                                                         48,423               120,051

Noncash transactions:
   Assets acquired in business combinations                                          1,068,318               354,459
   Liabilities assumed in business combinations                                      1,003,781               337,397
   Common Stock issued in business combinations                                        123,355                     0
   Loans transferred to other real estate                                               48,199                20,343
   Financed sales of foreclosed property                                                37,790                17,966
   Loans securitized into mortgage-backed securities                                         0               656,820

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

         The following tables present the Company's business segment information for the three and nine month periods ended September 30, 2001 and 2000:

                                                                            Three months ended September 30, 2000
                                                        ----------------------------------------------------------------------------
                                                        Commercial    Regional       Funds                   Reconciling     Total
(In millions)                                            Banking       Banking     Management     Other         Items       Company
                                                        ----------    ---------    ----------    --------    -----------   ---------
Net interest margin (FTE) .........................     $   147.9     $   205.7     $   37.8     $   15.0     $  (13.3)    $   393.1
Provision for loan losses .........................          12.5          17.9          0.0          0.1         (0.1)         30.4
Non-interest income ...............................          34.3          80.0         (0.1)        13.5         11.7         139.4
Non-interest expense ..............................          74.6         182.8          0.8         17.7          9.7         285.6
                                                        ---------     ---------     --------     --------     --------     ---------
       Pre-tax income .............................          95.1          85.0         36.9         10.7        (11.2)        216.5
Income tax expense (FTE) ..........................           0.0           0.0          0.0          0.0         74.4          74.4
                                                        ---------     ---------     --------     --------     --------     ---------
     Net income ...................................     $    95.1     $    85.0     $   36.9     $   10.7     $  (85.6)    $   142.1
                                                        =========     =========     ========     ========     ========     =========

                                                                             Nine months ended September 30, 2000
                                                        ----------------------------------------------------------------------------
                                                        Commercial    Regional       Funds                   Reconciling     Total
(In millions)                                            Banking       Banking     Management     Other        Items        Company
                                                        ----------    ---------    ----------    --------    -----------   ---------
Net interest margin (FTE) .........................     $   446.0     $   595.9     $   89.3     $   44.7     $  (51.0)    $ 1,124.9
Provision for loan losses .........................          28.2          49.2          0.0          0.1          1.4          78.9
Non-interest income ...............................          97.1         234.7         (0.9)        42.5         36.8         410.2
Non-interest expense ..............................         219.5         525.1          2.3         49.1         39.8         835.8
                                                        ---------     ---------     --------     --------     --------     ---------
       Pre-tax income .............................         295.4         256.3         86.1         38.0        (55.4)        620.4
Income tax expense (FTE) ..........................           0.0           0.0          0.0          0.0        210.8         210.8
                                                        ---------     ---------     --------     --------     --------     ---------
     Net income ...................................     $   295.4     $   256.3     $   86.1     $   38.0     $ (266.2)    $   409.6
                                                        =========     =========     ========     ========     ========     =========

Ending assets .....................................     $16,636.5     $17,807.6     $8,052.2     $3,328.0     $1,443.6     $47,267.9
                                                        =========     =========     ========     ========     ========     =========


                                                                            Three months ended September 30, 2000
                                                        ----------------------------------------------------------------------------
                                                        Commercial    Regional       Funds                   Reconciling     Total
(In millions)                                            Banking       Banking     Management     Other        Items        Company
                                                        ----------    ---------    ----------    --------    -----------   ---------
Net interest margin (FTE) .........................     $   144.3     $   187.7     $   18.3     $   10.0     $  (17.1)    $   343.2
Provision for loan losses .........................          11.2          12.2          0.0          0.2         (5.1)         18.5
Non-interest income ...............................          28.4         103.8        (11.4)        13.2         13.0         147.0
Non-interest expense ..............................          75.3         172.5          0.8         14.7         25.9         289.2
                                                        ---------     ---------     --------     --------     --------     ---------
       Pre-tax income .............................          86.2         106.8          6.1          8.3        (24.9)        182.5
Income tax expense (FTE) ..........................           0.0           0.0          0.0          0.0         60.9          60.9
                                                        ---------     ---------     --------     --------     --------     ---------
     Net income ...................................     $    86.2     $   106.8     $    6.1     $    8.3     $  (85.8)    $   121.6
                                                        =========     =========     ========     ========     ========     =========


                                                                             Nine months ended September 30, 2000
                                                        ----------------------------------------------------------------------------
                                                        Commercial    Regional       Funds                   Reconciling     Total
(In millions)                                            Banking       Banking     Management     Other        Items        Company
                                                        ----------    ---------    ----------    --------    -----------   ---------
Net interest margin (FTE) .........................     $   432.3     $   561.9     $   75.9     $   28.2     $  (40.9)    $ 1,057.4
Provision for loan losses .........................          26.6          43.0          0.0          0.3          3.4          73.3
Non-interest income ...............................          81.0         235.0        (11.3)        40.4         34.4         379.5
Non-interest expense ..............................         219.4         492.1          2.2         42.8         65.1         821.6
                                                        ---------     ---------     --------     --------     --------     ---------
       Pre-tax income .............................         267.3         261.8         62.4         25.5        (75.0)        542.0
Income tax expense (FTE) ..........................           0.0           0.0          0.0          0.0        182.4         182.4
                                                        ---------     ---------     --------     --------     --------     ---------
     Net income ...................................     $   267.3     $   261.8     $   62.4     $   25.5     $ (257.4)    $   359.6
                                                        =========     =========     ========     ========     ========     =========

Ending assets .....................................     $16,347.1     $17,417.9     $7,332.9     $3,082.6     $  145.8     $44,326.3
                                                        =========     =========     ========     ========     ========     =========

Note G - Business Combinations

         During the first nine months of 2001, the Company completed the following acquisitions:

                                                                                                      Consideration
                                                                                                     -----------------
                                                                                                              Common     Method of
     Date           Location                  Institution              Assets    Loans    Deposits   Cash     Shares     Accounting
--------------  -----------------   -------------------------------   --------   ------   --------   -----   ---------   ----------
March 16, 2001  Irving, Texas       Irving National Bancshares, Inc   $  102.9   $ 88.2    $ 96.8            1,297,344   Pooling
March 30, 2001  LaPorte, Texas      Bay Bancshares, Inc.                 319.4    204.7     300.2    $54.2               Purchase
August 3, 2001  Norfolk, Virginia   CENIT Bancorp, Inc.                  646.0    458.7     506.8            5,045,435   Purchase
                                                                      --------   ------    ------
                                                                      $1,068.3   $751.6    $903.8
                                                                      ========   ======    ======

         Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Condensed Financial Statements. In poolings-of-interest, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisition prior to the acquisition date, since the effect is not material.

         On August 31, 2001, SouthTrust signed a definitive agreement with the Bank of Tidewater in Virginia Beach, Virginia for the acquisition of the Bank of Tidewater. According to the agreement, SouthTrust will exchange approximately
1.07 shares of SouthTrust Corporation Common stock for each outstanding share of the Bank of Tidewater's common stock. The agreement also provides that depending upon the market value of SouthTrust Common stock, the Bank of Tidewater may make a special cash distribution or, under certain circumstances, the consideration payable to Bank of Tidewater shareholders may convert from SouthTrust Corporation common stock to all cash at the rate of $28.00 per share of Bank of Tidewater common stock. The Bank of Tidewater had total assets of approximately $283 million at September 30, 2001. This acquisition is expected to close in the fourth quarter of 2001 and is subject to certain conditions and regulatory approval.

         On September 21, 2001, SouthTrust signed a definitive agreement with Community Bankshares, Inc. in Richmond, Virginia for the acquisition of Community Bankshares. According to the agreement, SouthTrust will exchange approximately 1.56 shares of SouthTrust Corporation common stock for each share of Community Bankshares stock. Community Bankshares' shareholders will have the right to exchange up to 40 percent of the total outstanding shares for $34.03 per share in cash in lieu of receiving SouthTrust shares for those shares at the stated exchange ratio. Community Bankshares had total assets of approximately $404 million at September 30, 2001. This acquisition is expected to close in the fourth quarter of 2001 and is subject to certain closing conditions and regulatory approval.

         The acquisitions of the Bank of Tidewater and Community Bankshares, Inc., as well as all future acquisitions, will be accounted for using the purchase method of accounting as required by SFAS 141, Business Combinations. See Note A for more information regarding this new accounting pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

         SouthTrust Corporation ("SouthTrust" or the "Company") is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, and engages, through its subsidiary bank, SouthTrust Bank and its non-banking subsidiaries, in a full range of banking services from 680 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of September 30, 2001, the Company had consolidated total assets of $47.3 billion, which ranked it among the top twenty bank holding companies in the United States.

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

FORWARD-LOOKING STATEMENTS

         This report and documents incorporated herein by reference may contain certain statements relating to the future results of the Company based upon information currently available. These "forward-looking statements" (as defined in Section 21E of The Securities and Exchange Act of 1934) are typically identified by words such as "believes", "expects", "anticipates", "intends", "estimates", "projects", and similar expressions. These forward-looking statements are based upon assumptions the Company believes are reasonable and may relate to, among other things, the allowance for loan loss adequacy, simulation of changes in interest rates and litigation results. Such forward-looking statements are subject to risks and uncertainties, which could cause the Company's actual results to differ materially from those included in these statements. These risks and uncertainties include, but are not limited to the following: (1) changes in political and economic conditions; (2) interest rate fluctuations; (3) competitive product and pricing pressures within the Company's markets; (4) equity and fixed income market fluctuations; (5) personal and corporate customers' bankruptcies; (6) inflation; (7) acquisitions and integration of acquired businesses; (8) technological changes; (9) changes in law; (10) changes in fiscal, monetary, regulatory and tax policies; (11) monetary fluctuations; (12) success in gaining regulatory approvals when required; (12) market disruptions and other effects resulting from the terrorist attacks on New York and Washington D.C. and actions by the United States and other governments in reaction thereto; (13) other risks and uncertainties listed from time to time in the Company's SEC reports and announcements.

SELECTED QUARTERLY FINANCIAL DATA                                       TABLE 1
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                        Quarters Ended
                                                            ----------------------------------------------------------------------
                                                                              2001                                 2000
                                                            ----------------------------------------     -------------------------
                                                              Sept 30        Jun 30         Mar 31         Dec 31         Sept 30
                                                            ----------     ----------     ----------     ----------     ----------
EARNINGS SUMMARY:
          Interest income                                   $    782.4     $    811.8     $    844.5     $    874.4     $    862.6
          Interest expense                                       392.6          437.8          493.6          535.1          523.0
                                                            ----------     ----------     ----------     ----------     ----------
          Net interest income                                    389.8          374.0          350.9          339.3          339.6
          Provision for loan losses                               30.4           25.7           22.8           19.6           18.5
                                                            ----------     ----------     ----------     ----------     ----------
          Net interest income after
                provision for loan losses                        359.4          348.3          328.1          319.7          321.1
          Non-interest income                                    138.8          138.5          130.4          126.2          158.6
          Securities gains (losses)                                0.6            1.9            0.0            0.0          (11.6)
          Non-interest expense                                   285.6          283.2          267.0          265.6          289.2
                                                            ----------     ----------     ----------     ----------     ----------

          Income before income taxes                             213.2          205.5          191.5          180.3          178.9
          Income taxes                                            71.1           67.9           61.6           57.6           57.3
                                                            ----------     ----------     ----------     ----------     ----------
          Net income                                        $    142.1     $    137.6     $    129.9     $    122.7     $    121.6
                                                            ==========     ==========     ==========     ==========     ==========

PER COMMON SHARE:
          Net income - basic                                $     0.41     $     0.41     $     0.38     $     0.36     $     0.36
          Net income - diluted                                    0.41           0.40           0.38           0.36           0.36
          Cash dividends declared                                 0.14           0.14           0.14          0.125          0.125
          Book value                                             11.38          10.59          10.39           9.92           9.48
          Market value - high                                    27.18          26.44          24.44          20.53          16.07
          Market value - low                                     19.97          21.69          19.25          13.75          11.31

ENDING BALANCES:
          Loans, net of unearned income                     $ 32,813.2     $ 32,242.6     $ 31,963.7     $ 31,396.2     $ 32,067.0
          Total assets                                        47,267.9       46,535.0       45,957.2       45,146.5       44,326.3
          Deposits                                            30,038.3       29,824.4       28,558.9       30,702.5       29,793.7
          Federal Home Loan Bank advances                      4,221.2        4,251.2        4,051.2        3,052.8        2,850.8
          Long-term debt                                       1,071.1        1,047.1        1,053.4        1,125.3        1,125.4
          Stockholders' equity                                 3,900.1        3,599.6        3,530.6        3,352.5        3,189.7
          Common shares (in thousands)                         342,685        340,011        339,937        338,107        336,490

AVERAGE BALANCES:
          Loans, net of unearned income                     $ 32,428.4     $ 32,032.1     $ 31,564.7     $ 32,129.6     $ 32,034.7
          Earning assets                                      43,271.0       42,870.4       42,018.1       41,333.5       40,769.0
          Total assets                                        46,669.3       46,229.4       45,231.7       44,585.3       44,041.7
          Deposits                                            30,138.1       29,600.9       28,736.9       29,699.1       29,078.2
          Stockholders' equity                                 3,721.5        3,554.9        3,436.1        3,219.0        3,117.9
          Common shares (in thousands)
                Basic                                          342,184        339,974        338,650        336,822        336,477
                Diluted                                        346,541        344,048        341,728        338,448        337,832

SELECTED RATIOS:
          Return on average total assets                          1.21%          1.19%          1.16%          1.10%          1.10%
          Return on average stockholders' equity                 15.15          15.53          15.33          15.17          15.52
          Net interest margin (FTE)                               3.61           3.54           3.42           3.29           3.33
          Average equity to average assets                        7.97           7.69           7.60           7.22           7.08
          Non-interest expense as a percent
                of average total assets                           2.43           2.46           2.39           2.37           2.61
          Efficiency ratio                                       53.70          54.87          55.09          56.63          57.63

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND                        TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID
(DOLLARS IN MILLIONS; YIELDS ON TAXABLE EQUIVALENT BASIS)

                                                                                   QUARTERS ENDED
                                                        ----------------------------------------------------------------------
                                                               SEPTEMBER 30, 2001                       JUNE 30, 2001
                                                        --------------------------------      --------------------------------
                                                                                   (1)                                   (1)
                                                         Average                  Yield/       Average                  Yield/
                                                         Balance     Interest      Rate        Balance      Interest     Rate
                                                        --------------------------------      --------------------------------
ASSETS
Loans, net of unearned
   income (2)                                           $32,428.4      $603.9      7.39%      $32,032.1      $631.1      7.90%
Available-for-sale securities:
   Taxable                                                8,727.2       143.3      6.56         7,886.2       131.9      6.76
   Non-taxable                                              377.3         6.5      6.90           364.5         6.8      7.59
Held-to-maturity securities:
   Taxable                                                1,122.8        20.5      7.26         1,931.4        33.5      6.95
   Non-taxable                                               61.7         1.5      9.44            70.4         1.6      9.16
Short-term investments                                      553.6        10.0      7.18           585.7        10.4      7.15
                                                        --------------------------------      --------------------------------
     Total interest-earning assets                      $43,271.0      $785.7      7.21%       42,870.3      $815.3      7.64%
Allowance for loan losses                                  (470.9)                               (461.6)
Other assets                                              3,869.2                               3,820.7
                                                        --------------------------------      --------------------------------
     Total assets                                       $46,669.3                             $46,229.4
                                                        ================================      ================================

LIABILITIES
Savings deposits                                        $ 2,104.6      $ 12.4      2.34%      $ 2,069.2      $ 13.9      2.69%
Interest-bearing demand deposits                          3,336.4        15.8      1.88         3,369.8        16.9      2.02
Time deposits                                            20,919.0       234.8      4.45        20,471.5       256.9      5.03
Short-term borrowings                                     6,745.4        58.3      3.43         7,045.4        76.0      4.33
Federal Home Loan Bank advances                           4,235.2        56.9      5.33         4,242.4        58.0      5.48
Long-term debt                                            1,047.4        14.4      5.46         1,053.3        16.1      6.11
                                                        --------------------------------      --------------------------------
     Total interest-bearing liabilities                  38,388.0      $392.6      4.06%       38,251.6      $437.8      4.59%
Non-interest bearing demand deposits                      3,778.2                               3,690.4
Other liabilities                                           781.6                                 732.5
Total liabilities                                        42,947.8                              42,674.5
STOCKHOLDERS' EQUITY                                      3,721.5                               3,554.9
                                                        --------------------------------      --------------------------------
     Total liabilities and stockholders' equity         $46,669.3                             $46,229.4
                                                        ================================      ================================
Net interest income                                                    $393.1                                $377.5
                                                        ================================      ================================
Net interest margin                                                                3.61%                                 3.54%
                                                        ================================      ================================
Net interest spread                                                                3.15%                                 3.05%
                                                        ================================      ================================

(1) YIELDS WERE CALCULATED USING THE AVERAGE AMORTIZED COST OF THE UNDERLYING ASSETS. ALL YIELDS AND RATES ARE PRESENTED ON AN ANNUALIZED BASIS.
(2) INCLUDED IN INTEREST ARE NET LOAN FEES OF $14.8 MILLION, $15.5 MILLION, $16.5 MILLION, $18.0 MILLION, AND $17.5 MILLION FOR THE FIVE QUARTERS ENDED SEPTEMBER 30, 2001, RESPECTIVELY. THE AVERAGES INCLUDE LOANS ON WHICH THE ACCRUAL OF INTEREST HAS BEEN DISCONTINUED. INCOME ON NON-ACCRUAL LOANS IS RECOGNIZED ON A CASH-BASIS.

                                                                         TABLE 2

                                                           QUARTERS ENDED
------------------------------------------------------------------------------------------------------------------------------------
            MARCH 31, 2001                                DECEMBER 31, 2000                              SEPTEMBER 30, 2000
--------------------------------------         --------------------------------------         --------------------------------------
                                 (1)                                            (1)                                            (1)
 Average                        Yield/          Average                        Yield/          Average                        Yield/
 Balance         Interest        Rate           Balance        Interest         Rate           Balance         Interest        Rate
--------------------------------------         --------------------------------------         --------------------------------------
$31,564.7         $666.2         8.56%         $32,129.6         $714.9         8.85%         $32,034.7         $710.7         8.83%

  6,956.0          120.2         7.04            5,442.8           95.6         6.86            4,967.6           88.1         6.83
    336.0            6.4         7.73              325.9            6.3         7.58              332.7            6.5         7.56

  2,606.5           44.3         6.89            2,925.3           50.3         6.84            2,897.5           49.7         6.82
     73.3            1.7         9.29               75.9            1.8         9.31               76.7            1.8         9.49
    481.6            9.1         7.66              434.0            9.0         8.25              459.8            9.5         8.24
--------------------------------------         --------------------------------------         --------------------------------------
 42,018.1         $847.9         8.19%          41,333.5         $877.9         8.43%          40,769.0         $866.3         8.42%
   (451.3)                                        (452.9)                                        (455.5)
  3,664.9                                        3,704.7                                        3,728.2
--------------------------------------         --------------------------------------         --------------------------------------
$45,231.7                                      $44,585.3                                      $44,041.7
======================================         ======================================         ======================================

$ 1,948.8         $ 14.2         2.95%         $ 1,973.9         $ 14.9         3.00%         $ 2,070.8         $ 15.4         2.96%
  3,292.7           18.2         2.25            3,263.9           20.2         2.46            3,177.2           18.4         2.31
 19,992.3          284.0         5.76           20,874.3          320.5         6.11           20,245.7          303.4         5.96
  7,455.3          103.7         5.64            6,890.8          113.1         6.53            7,096.5          116.8         6.55
  3,816.3           54.9         5.84            2,971.8           47.3         6.33            3,039.4           49.0         6.42
  1,079.4           18.6         6.98            1,125.3           19.1         6.74            1,125.3           20.1         7.09
--------------------------------------         --------------------------------------         --------------------------------------
 37,584.8         $493.6         5.33%          37,100.0         $535.1         5.74%          36,754.9         $523.1         5.66%
  3,503.2                                        3,587.0                                        3,584.5
    707.6                                          679.3                                          584.4
 41,795.6                                       41,366.3                                       40,923.8
  3,436.1                                        3,219.0                                        3,117.9
--------------------------------------         --------------------------------------         --------------------------------------
$45,231.7                                      $44,585.3                                      $44,041.7
======================================         ======================================         ======================================
                  $354.3                                         $342.8                                         $343.2
======================================         ======================================         ======================================
                                  3.42%                                         3.29%                                          3.33%
======================================         ======================================         ======================================
                                  2.86%                                         2.69%                                          2.76%
======================================         ======================================         ======================================

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

         The Company's net interest margin increased 28 basis points from the third quarter of 2000 to 3.61% for the 2001 third quarter period. The net interest spread between interest-earning assets and interest-bearing liabilities increased 39 basis points from the third quarter of 2000 to 3.15%. Also, net interest margin is up 7 basis points from the second quarter of 2001, while net interest spread is up 10 basis points for the same period. During the first nine months of 2001, the Fed lowered short-term interest rates a total of 350 basis points on eight separate occasions. Economic indicators during 2001 have shown signs of weakened growth in the economy; in fact, many believe that the economy is currently in a recession. The Fed has enacted these interest rate decreases to try to stimulate the economy and reverse this negative trend. The most recent rate cut through the year ended September 30, 2001 came in the aftermath of the terrorist attacks on New York and Washington D.C. on September 11, 2001. The uncertainty surrounding these events and their effect on the economy may elicit further rate cuts from the Fed in the near future. In fact, at the most recent Federal Open Markets Committee meetings on October 3 and November 6, 2001, the Fed decreased rates 50 basis points at each meeting. All of these interest rate cuts have resulted in an improvement in the Company's net interest margin and net interest spread during the third quarter and first nine months of 2001. The Company has benefited from lower funding costs, which have repriced more quickly downward than the Company's variable rate assets. The Company expects further enhancement of its net interest margin throughout the remainder of 2001 and 2002.

         See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.

PROVISION FOR LOAN LOSSES

         During the third quarter of 2001, the Company recorded a $30.4 million provision for loan losses. This compares to a provision of $18.5 million for the quarter ended September 30, 2000. For the nine- month period ended September 30, 2001 and 2000, the loss provision was $79.0 million and $73.3 million, respectively. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by Management based on the factors as described in "Allowance for Loan Losses" later in Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME

         Total non-interest income for the quarter ended September 30, 2001 was $139.4 million, a decrease of $7.6 million or 5% over the same period in 2000. For the nine-month period ended September 30, 2001, non-interest income was up $30.7 million, or 8% from the comparable period in 2000. During the third quarter of 2000, the Company had some one-time items included in non-interest income that are discussed below. Excluding these items, non-interest income is up for the third quarter and first nine months of 2001 by 11% and 15%, respectively over the same periods in 2000.

         Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the third quarter and first nine months of 2001 by 9% and 10%, respectively from the comparable year-ago periods. This increase is attributable to increases in the number of deposit accounts, both through internal growth and acquisitions, and increases in certain service charge rates. Mortgage banking operations income increased 14% and 35% for the third quarter and nine-month period ended September 30, 2001, respectively, compared to the same periods in 2000. Mortgage interest rates have declined significantly during 2001, and this decline has contributed to greater loan production and related income. Mortgage loans closed during the third quarters of 2001 and 2000 were $957.0 million and $614.5 million, respectively. Fee income related to Bank cards also increased in the third quarter and first nine months of 2001 by 23% from the comparable year-ago periods. This increase is due to increased volume and increases in certain service charges.

         Debit card fees increased in the third quarter and nine-month period ended September 30, 2001 by 27% and 23%, respectively, compared to the same periods in 2000. Growth in the demand for this product accounts for the increase, which stems from both an increase in the number of customer accounts with debit cards and increased usage of debit cards. Trust fees were flat in the third quarter of 2001 when compared to the same period in 2000, and increased 2% for the first nine months of 2001 when compared to the first nine months of 2000. Slower growth in trust fees is a result of declining market conditions during the first nine months of 2001, since many trust fees are earned as a percentage of the underlying market values of trust account assets. Investment fee income increased 37% and 24% for the third quarter and nine months ended September 30, 2001 compared to the same year-ago periods. This increase resulted from an increase in the volume of business generated in the Capital Markets area.

         Income from bank owned life insurance ("BOLI") for the third quarter of 2001 decreased 6% over the comparable year ago period. For the nine-month period ended September 30, 2001, income from bank owned life insurance was up 8% from the comparable period in 2000. Sales of loans during the three and nine month periods ended September 30, 2001 resulted in gains of approximately $5.9 million and $12.0 million, respectively. Securities gains were $0.6 million in the third quarter of 2001 and $2.5 million in the first nine months of 2001. In addition, during the third quarter of 2000, the Company partially restructured its available-for-sale securities portfolio, resulting in a charge to income of approximately $10.9 million. Funds received from the sales of the securities in the restructuring were reinvested in securities at higher yields.

         During the third quarter of 2000, the Company completed the sale of approximately half of its $10 billion mortgage-servicing portfolio, resulting in a pre-tax gain of $32.3 million. This sale included a large portion of the servicing portfolio of loans serviced for third party investors. The timing of this sale resulted in favorable pricing for servicing assets, while at the same time reducing the Company's exposure to impairment of servicing assets, which was experienced by many institutions in the mortgage banking industry during the last period of historically low interest rates.

         There were no other significant non-recurring non-interest income items recorded in the first nine months of 2001 or 2000.

NON-INTEREST INCOME                                                     TABLE 3
(In millions)

                                                                                     Quarters Ended
                                                           -------------------------------------------------------------------
                                                                           2001                                  2000
                                                           ------------------------------------         ----------------------
                                                           Sept 30        Jun 30         Mar 31         Dec 31         Sept 30
                                                           -------        ------         ------         ------         -------
Service charges on deposit accounts                        $ 60.2         $ 58.5         $ 53.7         $ 55.7         $ 55.4
Mortgage banking operations                                  11.8           13.6           13.0            9.7           10.3
Bank card fees                                               10.7           10.7            9.3            8.8            8.8
Debit card fees                                               8.3            7.8            7.0            7.0            6.6
Trust fees                                                    7.9            8.5            7.7            8.5            7.9
Investment fees                                              13.6           11.2           11.2           10.4            9.9
Bank owned life insurance                                    12.7           12.7           16.2           12.4           13.4
Gains on loans held-for-sale, net                             5.9            4.2            1.9            3.5            2.9
Securities gains (losses)                                     0.6            1.9            0.0            0.0          (11.6)
Other                                                         7.7           11.4           10.4           10.1           43.4
                                                           ------         ------         ------         ------         ------
     Total                                                 $139.4         $140.5         $130.4         $126.1         $147.0
                                                           ======         ======         ======         ======         ======

NON-INTEREST EXPENSE

         Total non-interest expense increased 1% to $285.6 million in the third quarter of 2001 as compared to the same period in 2000. For the nine-month period ended September 30, 2001, total non-interest expense increased 2% from the same period in 2000 to $835.8 million. During the third quarter of 2000, the Company incurred some one-time charges that are discussed below. Excluding these charges, non-interest expense is up 7% and 5% for third quarter and nine months ended September 30, 2001, respectively, over the same periods in 2000.

         Salaries and employee benefits expense is the largest component of non-interest expense, accounting for $168.1 million or 58.9% of all non-interest expense for the quarter ended September 30, 2001 and $479.7 million or 57.4% for the nine months ended September 30, 2001. Salary and employee benefits expense increased during the third quarter and first nine months of 2001 by 16%, and 11%, respectively, over the same year-ago periods. These increases were driven by annual merit and incentive increases, a 5% increase in the number of full-time equivalent employees, and increases in certain employee benefit costs.

         Occupancy expense also increased in the third quarter and first nine months of 2001 by 6% and 7%, respectively, compared to same periods in 2000. This increase is attributable to a higher number of banking offices as well as increased rental expense rates on leased properties as of September 30, 2001 compared to September 30, 2000. Equipment expense, however, was down 31% and 20% for the three and nine-month periods ended September 30, 2001, respectively, compared to the same year-ago periods. This decrease was a result in part of a one-time charge of approximately $4.9 million in the third quarter of 2000 related to equipment that had become impaired due to changing technology, as well as certain accrual adjustments made during 2001.

         Data Processing expense decreased 37% during the quarter ended September 30, 2001 when compared to the same period in 2000, while for the nine-month period ended September 30, 2001, the decrease was 12% over the same year-ago period. During the third quarter of 2000, the Company had a one-time charge of approximately $6.6 million related to software that had become impaired due to changing technology. For the three and nine months ended September 30, 2001, communications expense increased 9% and 2%, respectively, over the same periods in 2000. This increase is attributable to a higher number of banking offices in 2001 when compared to 2000. Expense for professional services for the third quarter and first nine months of 2001 decreased 2% and 3%, respectively over the same periods a year ago.

         Goodwill and core deposit amortization for the third quarter and nine-month period ended September 30, 2001 decreased 50% and 29%, respectively, over the same periods in 2000. During the third quarter of 2000, the Company recorded an impairment charge of $10 million related to core deposit intangible assets associated with previous deposit acquisitions. The deposits experienced greater than originally projected run-off due to higher than projected retention costs that the Company was unwilling to incur.

         Beginning January 1, 2002, the Company will cease amortization of goodwill as provided in SFAS 142, Goodwill and Other Intangible Assets, which will be adopted as of that date. In lieu of amortization, goodwill will be periodically tested for impairment, also as required by this new Statement. See Note A to the Consolidated Condensed Financial Statements (Unaudited) for more information regarding SFAS 142 and the expected impact to the Company's financial statements.

         The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 53.70% and 54.53% for the three and nine-month periods ended September 30, 2001, respectively. The efficiency ratio for the three and nine-month periods ended September 30, 2000 was 57.63% and 56.74%, respectively.

         There were no other significant non-recurring non-interest expense items recorded in the first nine months of 2001 or 2000.


NON-INTEREST EXPENSE                                                    TABLE 4
(In millions)

                                                                                     Quarters Ended
                                                           -------------------------------------------------------------------
                                                                           2001                                  2000
                                                           ------------------------------------         ----------------------
                                                           Sept 30        Jun 30         Mar 31         Dec 31         Sept 30
                                                           -------        ------         ------         ------         -------
Salaries and employee benefits                             $168.1         $159.5         $152.1         $141.4         $145.1
Net occupancy                                                25.2           25.3           24.3           23.7           23.8
Equipment                                                    15.6           16.2           14.5           16.2           22.5
Data processing                                               9.3            8.9            8.0            8.4           14.8
Professional services                                        10.2           12.9            9.9           12.7           10.4
Communications                                               13.7           13.0           12.9           12.7           12.6
Goodwill and core deposit amortization                       10.0           10.0            9.6            9.6           20.2
Other                                                        33.5           37.4           35.7           40.9           39.8
                                                           ------         ------         ------         ------         ------
     Total                                                 $285.6         $283.2         $267.0         $265.6         $289.2
                                                           ======         ======         ======         ======         ======

INCOME TAX EXPENSE

         Income tax expense for the third quarter of 2001 was $71.1 million for an effective tax rate of 33.4% compared to $57.2 million or an effective rate of 32.0% in the third quarter of 2000. For the nine months ended September 30, 2001, income tax expense was $200.6 million for an effective tax rate of 32.9% compared to tax expense of $171.5 million and an effective tax rate of 32.3% during the first nine months of 2000. The statutory federal income tax rate was 35% in 2001 and 2000.


LOANS

         Loans, net of unearned income at September 30, 2001 were $32,813.2 million, an increase of $1,417.0 million over the December 31, 2000 level. Of the total increase, $751.6 million was obtained in acquisitions. Internal growth accounted for the remaining $665.4 million of the increase. Demand for loans has slowed down in recent quarters, partially as a result of the general slowdown in the economy. The Company is originating more variable-rate commercial loans than in the past as part of its asset/liability management strategy. Also, the Company is experiencing loan run-off in certain consumer lending areas in which the Company is no longer originating new loans such as indirect auto lending and manufactured housing. This trend of slower growth may continue in the near future, given the uncertainty in the economy at this time. However, the recent interest rate cuts by the Fed could somewhat mitigate this trend.

         The Company regularly participates in loan sales in the secondary market, which facilitate the management of its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $2,487.0 million during the nine-month period ended September 30, 2001.


LOAN PORTFOLIO                                                           TABLE 5
(In millions)

                                                                                     Quarters Ended
                                                        -------------------------------------------------------------------------
                                                                           2001                                    2000
                                                        -----------------------------------------       -------------------------
                                                         Sept 30          Jun 30         Mar 31          Dec 31          Sept 30
                                                        ---------       ---------       ---------       ---------       ---------
Commercial, financial and agricultural                  $12,674.9       $12,571.8       $12,541.6       $12,315.5       $11,899.7
Real estate construction                                  4,269.9         4,058.9         3,793.0         4,162.6         3,929.7
Commercial real estate mortgage                           7,004.0         6,981.9         7,124.6         6,572.9         6,664.1
Residential real estate mortgage                          6,030.3         5,732.7         5,549.1         5,380.6         6,559.3
Loans to individuals                                      3,087.2         3,182.0         3,234.6         3,265.3         3,299.9
                                                        ---------       ---------       ---------       ---------       ---------
                                                         33,066.3        32,527.3        32,242.9        31,696.9        32,352.7
Unearned income                                            (253.1)         (284.7)         (279.2)         (300.7)         (285.7)
                                                        ---------       ---------       ---------       ---------       ---------
Loans, net of unearned income                            32,813.2        32,242.6        31,963.7        31,396.2        32,067.0
Allowance for loan losses                                  (471.1)         (462.9)         (460.4)         (450.4)         (451.7)
                                                        ---------       ---------       ---------       ---------       ---------
Net loans                                               $32,342.1       $31,779.7       $31,503.3       $30,945.8       $31,615.3
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

         The allowance allocated to Watch-list loans at September 30, 2001 totaled $151.9 million, and the allowance allocated to Non-problem loans totaled $319.2 million. Based on the methodology outlined above, the total allowance for loan losses was $471.1 million at September 30, 2001 and $450.3 million at December 31, 2000. As a percentage of outstanding loans, the total allowance for loan losses was 1.44%, compared to the December 31, 2000 level of 1.43%. Net charge-offs during the three months ended September 30, 2001 totaled $29.7 million or 0.36% of average net loans on an annualized basis, an increase of $6.9 million from the 2000 third quarter. Net charge-offs for the nine-month period ended September 30, 2001 were $75.8 million or 0.32% of average net loans on an annualized basis, compared to $69.4 million for the same period a year ago.


ALLOWANCE FOR LOAN LOSSES                                                TABLE 6
(In thousands)

                                                                                          Quarters Ended
                                                                  ----------------------------------------------------------------
                                                                                  2001                               2000
                                                                 -------------------------------------     -----------------------
                                                                  Sept 30        Jun 30        Mar 31        Dec 31       Sept 30
                                                                 ---------     ---------     ---------     ---------     ---------
Balance beginning of quarter                                     $ 462,905     $ 460,451     $ 450,348     $ 451,742     $ 456,089
Loans charged-off:
            Commercial, financial and agricultural                  18,374        12,311        12,338        11,828        14,949
            Real estate construction                                    15             0             0            34             0
            Commercial real estate mortgage                             37           439         1,151           143            48
            Residential real estate mortgage                         2,577         1,995         1,871         1,933         1,663
            Loans to individuals                                    11,774        12,236        10,697        12,870         9,503
                                                                 ---------     ---------     ---------     ---------     ---------
                               Total charge-offs                    32,777        26,981        26,057        26,808        26,163
                                                                 =========     =========     =========     =========     =========
Recoveries of loans previously charged-off:
            Commercial, financial and agricultural                     956         1,207           859           447         1,010
            Real estate construction                                     1            19             0             0             0
            Commercial real estate mortgage                             13             1             0             0            21
            Residential real estate mortgage                           326           495           366           592           489
            Loans to individuals                                     1,787         1,965         2,017         2,017         1,843
                                                                 ---------     ---------     ---------     ---------     ---------
                               Total recoveries                      3,083         3,687         3,242         3,056         3,363
                                                                 =========     =========     =========     =========     =========
Net loans charged-off                                               29,694        23,294        22,815        23,752        22,800
Additions to allowance charged to expense                           30,400        25,748        22,811        19,530        18,453
Subsidiaries' allowance at date of purchase                          7,522             0        10,107         2,828             0
                                                                 ---------     ---------     ---------     ---------     ---------
Balance at end of quarter                                        $471,133      $ 462,905     $ 460,451     $ 450,348     $ 451,742
                                                                 =========     =========     =========     =========     =========

(In millions)
Loans outstanding at quarter end,
            net of unearned income                               $32,813.2     $32,242.6     $31,963.7     $31,396.2     $32,067.0
Average loans outstanding,
            net of unearned income                               $32,428.4     $32,032.1     $31,564.7     $32,129.6     $32,034.7
Ratios:
            Allowance to net loans outstanding                        1.44%         1.44%         1.44%         1.43%         1.41%
            Net loans charged-off to average net loans                0.36          0.29          0.29          0.29          0.28
            Provision for loan losses to net charge-offs            102.38        110.53         99.98         82.22         80.93
            Provision for loan losses to average net loans            0.37          0.32          0.29          0.24          0.23

NON-PERFORMING ASSETS

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $274.3 million at September 30, 2001, an increase of $65.5 million from December 31, 2000. The ratio of non-performing assets to total loans plus other non-performing assets was 0.83% at September 30, 2001, while the allowance to non-performing loans ratio was 211.07% for the same period. The level of non-performing assets since December 31, 2000 has risen modestly given the current economic environment. The Company has historically maintained high credit underwriting standards, and expects any upward trend in non-performing assets due to economic conditions to be minimal.

NON-PERFORMING ASSETS                                                    TABLE 7
(Dollars in millions)

                                                                                               Quarters Ended
                                                                            -------------------------------------------------------
                                                                                        2001                          2000
                                                                            ------------------------------      -------------------
                                                                            Sept 30     Jun 30      Mar 31      Dec 31      Sept 30
                                                                            -------     ------      ------      ------      -------
Non-performing loans
            Commercial, financial, and agricultural                         $152.8      $160.7      $146.5      $124.9      $120.9
            Real estate construction                                          31.0        22.1        11.6         3.3         4.3
            Commercial real estate mortgage                                    5.9         2.5         2.6         6.5         2.9
            Residential real estate mortgage                                  21.5        17.5        20.7        17.8        20.4
            Loans to individuals                                              12.0         9.8        10.4         9.8        11.1
                                                                            ------      ------      ------      ------      ------
                      Total non-performing loans                             223.2       212.6       191.8       162.3       159.6
                                                                            ------      ------      ------      ------      ------
Other real estate owned                                                       42.4        37.5        33.1        38.2        30.7
Other repossessed assets                                                       8.7         8.8         9.5         8.3         8.5
                                                                            ------      ------      ------      ------      ------
                      Total non-performing assets                           $274.3      $258.9      $234.4      $208.8      $198.8
                                                                            ======      ======      ======      ======      ======

Accruing loans past due 90 days or more                                     $ 66.6      $ 65.9      $ 69.3      $ 59.2      $ 53.2
Ratios:
            Non-performing loans to total loans                               0.68%       0.66%       0.60%       0.52%       0.50%
            Non-performing assets to total loans
                      plus other non-performing assets                        0.83        0.80        0.73        0.66        0.62
            Non-performing assets and accruing loans
                      90 days or more past due to total loans
                      plus other non-performing assets                        1.04        1.01        0.95        0.85        0.79
            Allowance to non-performing loans                               211.07      217.79      240.04      277.46      283.09

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

         Total securities, including those designated as available-for-sale and held-to-maturity, have increased $281.8 million since December 31, 2000. Securities obtained through the acquisition of other financial institutions were $201 million during the first nine months of 2001.

         During the first nine months of 2001, the Company experienced calls of both available-for-sale and held-to-maturity U.S. Government agency securities of approximately $4.5 billion as a result of significant changes in market interest rates. Funds received from these calls were reinvested primarily in mortgage-backed pass-through securities, which the Company has classified as available-for-sale. Additional calls of U.S. Government agency securities are possible given the current and expected rate environment; however, the volume of calls will be much lower given the relatively low remaining investment in these securities. The rates received on the reinvested funds have been and are expected to continue to be substantially similar to the rates paid on the securities that were called.

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES                       TABLE 8

                                                                                 Available-for-Sale Securities
                                                                   ---------------------------------------------------------
                                                                      September 30, 2001               December 31, 2000
                                                                   -------------------------       -------------------------
                                                                   Amortized          Fair         Amortized          Fair
(DOLLARS IN MILLIONS)                                                 Cost            Value           Cost           Value
                                                                   ---------        --------       ---------        --------
U.S. Treasury securities                                            $   48.9        $   49.7        $   69.7        $   70.3
U.S. Government agency securities                                      164.6           169.3         2,248.0         2,223.2
Collateralized mortgage obligations
   and mortgage-backed securities                                    8,485.2         8,712.3         4,082.1         4,087.8
Obligations of states and political
   subdivisions                                                        296.8           304.4           279.2           280.1
Other debt securities                                                   74.5            75.2            58.7            56.4
Equity securities                                                      358.0           357.9           260.8           260.7
                                                                    --------        --------        --------        --------
     Total                                                          $9,428.0        $9,668.8        $6,998.5        $6,978.5
                                                                    ========        ========        ========        ========


                                                                                  Held-to-Maturity Securities
                                                                   ---------------------------------------------------------
                                                                      September 30, 2001               December 31, 2000
                                                                   -------------------------       -------------------------
                                                                   Amortized          Fair         Amortized          Fair
(DOLLARS IN MILLIONS)                                                 Cost            Value           Cost           Value
                                                                   ---------        --------       ---------        --------
U.S. Treasury securities                                            $    2.5        $    2.6        $    3.3        $    3.3
U.S. Government agency securities                                       44.0            45.0         2,345.8         2,325.3
Collateralized mortgage obligations
   and mortgage-backed securities                                      358.4           373.1           450.5           455.4
Obligations of states and political
   subdivisions                                                         57.9            62.2            75.0            78.5
Other debt securities                                                  155.3           160.6           152.0           146.3
                                                                    --------        --------        --------        --------
     Total                                                          $  618.1        $  643.5        $3,026.6        $3,008.8
                                                                    ========        ========        ========        ========

SHORT-TERM INVESTMENTS

         Short-term investments at September 30, 2001 totaled $594.3 million, reflecting an increase of $135.6 million from the December 31, 2000 level of $458.7 million. At September 30, 2001, short-term investments consisted of $20.7 million in federal funds sold and securities purchased under resale agreements, $3.3 million in time deposits with other banks, $118.9 million in trading securities and $451.4 million in loans held for sale. Securities held for trading purposes primarily include inventory at the Company's brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value.

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

         Deposits are the Company's primary source of funding. Total deposits at September 30, 2001 were $30,038.3 million, down $664.2 million or 2.2% from the December 31, 2000 level of $30,702.5 million. Of this decrease, $2,263 million is from wholesale funding sources, while core deposits, defined as demand deposits and time deposits less that $100,000, increased $1,598.8 million. In the first nine months of 2001, $903.8 million of deposits were obtained in acquisitions, while the fair value of deposits hedged increased $59.1 million. At September 30, 2001 total deposits included interest-bearing deposits of $26,148.8 million and other deposits of $3,889.5 million.

         Short-term borrowings at September 30, 2001 were $7,182.3 million and included federal funds purchased of $4,879.9 million, securities sold under agreements to repurchase of $2,221.9 million and other borrowed funds of $80.5 million. At September 30, 2001 total short-term borrowings were 15.2% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $6,289.7 million or 13.9% of total liabilities and stockholders' equity at December 31, 2000.

         FHLB advances totaled $4,221.2 million at September 30, 2001. The current quarter end balance is up $1,168.4 million from the level outstanding at December 31, 2000. The Company uses FHLB advances as an alternative to other funding sources with similar maturities. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability management strategy.

         At September 30, 2001 and December 31, 2000, total long-term debt was $1,071.1 million and $1,125.3 million, respectively. During the first nine months of 2001, $98.8 million of Bank Notes were called, the fair value adjustment related to long-term debt hedged increased $44.7 million, and other redemptions totaled $0.1 million. There are no scheduled maturities of long-term debt through 2002.

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

         The September 30, 2001 Tier 1 and Total capital to risk weighted assets were 7.75% and 11.06%, respectively, compared to the December 31, 2000 ratios of 7.42% and 10.98%.

CAPITAL RATIOS                                                           TABLE 9
(DOLLARS IN MILLIONS)


                                                                                          Quarters Ended
                                                        ------------------------------------------------------------------------
                                                                          2001                                   2000
                                                        ----------------------------------------       -------------------------
                                                        Sept 30         Jun 30          Mar 31          Dec 31          Sept 30
                                                        --------       ---------       ---------       ---------       ---------
Tier 1 capital:
   Stockholders' equity                                 $3,900.1       $ 3,599.6       $ 3,530.6       $ 3,352.5       $ 3,189.7
   Intangible assets other than
        servicing rights                                  (666.1)         (601.3)         (610.4)         (580.2)         (589.7)
   Accumulated other
     comprehensive (income) loss                          (204.0)          (50.7)          (72.5)           12.2            86.8
                                                        --------       ---------       ---------       ---------       ---------
        Total Tier 1 capital                             3,030.0         2,947.6         2,847.7         2,784.5         2,686.8
                                                        --------       ---------       ---------       ---------       ---------
Tier 2 capital:
   Allowable reserve for loan losses                       471.1           462.9           460.4           450.3           451.7
   Allowable long-term debt                                825.0           825.0           885.0           885.0           885.0
                                                        --------       ---------       ---------       ---------       ---------
        Total Tier 2 capital                             1,296.1         1,287.9         1,345.4         1,335.3         1,336.7
                                                        --------       ---------       ---------       ---------       ---------
        Total risk-based capital                        $4,326.1       $ 4,235.5       $ 4,193.1       $ 4,119.8       $ 4,023.5
                                                        ========       =========       =========       =========       =========
Risk-weighted assets                                    $39,120.8      $38,748.2       $38,164.1       $37,531.4       $37,175.9
Risk-based ratios:
   Tier 1 capital                                           7.75%           7.61%           7.46%           7.42%           7.22%
   Total capital                                           11.06           10.93           10.99           10.98           10.82
Leverage ratio                                              6.59            6.46            6.38            6.33            6.18

COMMITMENTS

         The Company's subsidiary bank had standby letters of credit outstanding of approximately $984.4 million at September 30, 2001 and $941.3 million at December 31, 2000.

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $11,997.5 million at September 30, 2001 and $10,948.2 million at December 31, 2000. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's mortgage banking subsidiary had outstanding commitments to sell mortgage loans and mortgage-backed securities of approximately $436.5 million at September 30, 2001 and $206.8 million at December 31, 2000.

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

         The modeling techniques used by SouthTrust simulate changes in net interest income under various rate scenarios. Important elements of the techniques include the mix of floating versus fixed rate assets and liabilities, the scheduled repricing and maturing volumes and rates of the existing balance sheet, the slope of the yield curve, and prepayment assumptions. Changes in the preceding assumption will cause these results to change. As of September 30, 2001, a parallel increase in interest rates of 100 basis points would decrease net interest income by $3.9 million or 23 basis points, while a parallel decrease in interest rates of 100 basis points would increase net interest income by $18.3 million or 106 basis points.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company has entered into interest rate swap agreements, which provide for the Company to pay interest based on the Floating London Interbank Offered Rate ("LIBOR") while receiving payments on a fixed rate. Interest rate swaps are recorded on the balance sheet at fair value, which is obtained through quoted market prices, or when such quotes are unavailable, is estimated by discounting future cash flows based on current market rates. Interest rate swaps that represent end-user activities are designated as fair value hedges of fixed-rate deposit liabilities and long-term debt, and cash flow hedges of floating-rate LIBOR loans. Credit risk represents the potential loss of the net accrued receivable that may occur due to the nonperformance by a party to a contract. The Company controls credit risk for interest rate swap contracts by applying uniform credit standards maintained for other activities with credit risk. The Company monitors transactions under credit risk limits previously approved as a result of the credit review and also enters into collateralization agreements with each counterparty.

INTEREST RATE SWAPS                                                     TABLE 10
September 30, 2001
(Dollars in millions)

                                                                    Average                       Average
                                   Notional           Fair          Maturity      Average           Rate
                                     Value           Value         In Months     Rate Paid        Received
                                   --------          ------        ---------     ---------        --------
Gain position                      $2,184.5          $145.9          36.6            4.84%           7.00%

Loss position                           0.0             0.0           0.0            0.00            0.00
                                   --------          ------          ----          ------          ------
   Total                           $2,184.5          $145.9          36.6            4.84%           7.00%
                                   ========          ======          ====          ======          ======

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

         Although it is not possible to determine with any certainty at this point in time the potential exposure related to punitive damages in connection with these suits, Management, based upon consultation with legal counsel, believes that the ultimate resolutions of these proceedings will not have a material adverse effect on the Company's financial statements.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits
         *          3(i)       Composite Restated Certificate of Incorporation of SouthTrust
                               Corporation which was filed as Exhibit 3 to SouthTrust
                               Corporation's Registration Statement on Form S-3 (Registration
                               No. 333-34947).

         *          3(ii)      Composite Restated Bylaws of SouthTrust Corporation which was filed as Exhibit 4(e) to the Registration Statement on Form S-4
                               of SouthTrust Corporation (Registration No. 33-61557).

         *          4(a)-      Articles FOURTH, SIXTH, SEVENTH, and ELEVENTH of the Restated
                               Certificate of Incorporation of SouthTrust Corporation (included at Exhibit 3).

         *          4(b)-      Certificate of Designation of Preferences and Rights of Series
                               1999 Junior Participating Preferred Stock, adopted December 16,
                               1998 and effective February 22, 1999, which was filed as Exhibit
                               A to Exhibit 1 to SouthTrust Corporation's Registration Statement
                               on Form 8-A (File No. 001-14781).

         *          4(c)-      Amended and Restated Shareholder's Rights of Agreement dated as of August 1, 2000, between SouthTrust Corporation and American
                               Stock Transfer & Trust Company, Rights Agent, which was filed as
                               Exhibit 1 to SouthTrust Corporation's Registration Statement on
                               Form 8-A (File No. 001-14781).

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

         *          4(f)-      Form of Senior Indenture which was filed as Exhibit 4(b)(i) to the Registration Statement on Form S-3 of SouthTrust Corporation
                               (Registration No. 33-52717).

                    *          Incorporated herein by reference

         (b)        Reports on Form 8-K filed in the third quarter of 2001: none.

         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SOUTHTRUST CORPORATION


Date:    November 14, 2001                   /s/ Wallace D. Malone, Jr.
                                           -----------------------------------
                                                  Wallace D. Malone, Jr.
                                                   Chairman and Chief
                                                    Executive Officer


Date:    November 14, 2001                   /s/ Alton E. Yother
                                           -----------------------------------
                                                    Alton E. Yother
                                                Executive Vice President
                                           Secretary, Treasurer and Controller