Form 10-K
period 2001-12-31
SOUTHTRUST CORP
filed 2002-03-07
CIK 92081

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

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 22, 2002.

            Common Stock, par value $2.50 per share-- $8,395,562,632

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 22, 2002.

         Common Stock, par value $2.50 per share -- 346,494,537 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement for the annual meeting of stockholders on April 17, 2002 incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                          PAGE
                                                                          ----
PART I

Item 1.    Business....................................................     1

Item 2.    Properties..................................................     7

Item 3.    Legal Proceedings...........................................     7

Item 4.    Submission of Matters to a Vote of Security Holders.........     7

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters.........................................     8

Item 6.    Selected Financial Data.....................................     9

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations Earnings Summary..................    10

Item 7A    Quantitative and Qualitative Disclosures About Market
           Risk........................................................    10

Item 8.    Financial Statements and Supplementary Data.................

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    70

PART III

Item 10.   Directors and Executive Officers of the Registrant..........    70

Item 11.   Executive Compensation......................................    70

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    70

Item 13.   Certain Relationships and Related Transactions..............    70

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................    71

                                     PART I

ITEM 1  BUSINESS

     SouthTrust Corporation ("SouthTrust" or the "Company") is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama and engages, through its subsidiary bank, SouthTrust Bank, and its non-banking subsidiaries, in a full range of banking services from 706 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia. As of December 31, 2001, the Company had consolidated total assets of $48.8 billion, which ranked it among the top twenty-five bank holding companies in the United States.

     SouthTrust employs approximately 13,300 persons and considers that its relations with these employees are good.

BUSINESS SEGMENTS

     The Company has four reportable business segments: Commercial Banking, Regional Banking, Funds Management, and Other. Business segment results are determined based upon the Company's business profitability reporting system, which assigns balance sheet and income statement items to each of the individual segments. The Company uses a transfer pricing process, which involves matched rate transfer pricing of assets and liabilities to determine a contribution to the net interest margin by segment. This process is designed around the Company's customer base or asset/liability management lines and, accordingly, the results are not necessarily comparable with similar information published by other financial institutions. Below is a brief description of each individual business segment, along with a discussion of each of segment's results. The business segment results can be found in Note R to the Consolidated Financial Statements, included elsewhere in this report.

  Commercial Banking

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

     Commercial Banking net income totaled $387.8 million in 2001 compared with $353.1 million in 2000 and $317.1 million in 1999. Total net interest margin for 2001 increased by $24 million or 4% since 2000. This increase was driven by increases in the volume of and net interest spread on variable rate commercial loans, decreases in interest expense on money market public fund accounts and an increase in the volume of demand deposits. Non-interest income in Commercial Banking increased $20 million or 18% in 2001 when compared to 2000, primarily in the areas of service charges on deposit accounts, debit card fees and investment fees. Commercial Banking contributed 46% of the Company's total 2001 income before taxes, and comprised 35% of the Company's total assets at the end of 2001.

  Regional Banking

     The Regional Banking segment generates revenues from retail lending, depository services, and regional commercial lending not included in the Commercial Banking segment. Branch administration costs are also included in Regional Banking. Products and services include checking accounts, money market investment and money market checking accounts, personal money management accounts, passbook savings accounts and various other time deposit savings programs, and loans (including business, personal, automobile, mortgage, home improvement and educational loans). SouthTrust Bank also offers Visa and/or MasterCard multi-purpose nationally recognized credit card services. This segment also includes revenues from SouthTrust Mortgage Corporation, a mortgage banking company.

     Regional Banking net income totaled $339.9 million in 2001 compared with $326.6 million in 2000 and $322.1 million in 1999. Total net interest margin for 2001 increased by $68 million or 9% since 2000. This increase was primarily due to the increased volume of and net interest spread on variable rate commercial loans, revolving credit loans, and short-term investments. Also, interest expense for money market accounts decreased $23 million. Non-interest income increased $21 million or 7% in 2001 compared to 2000, primarily related to mortgage fees, service charges on deposit accounts and Bank card fees. Non-interest expense increased $67 million or 10% since 2000. This increase was driven primarily by an increase in regular salaries, benefits, and incentive pay for this segment of $53 million. Regional Banking contributed 40% of the Company's total 2001 income before taxes, and comprised 39% of the Company's total assets at the end of 2001.

  Funds Management

     The Funds Management segment is responsible for asset and liability management, which includes management of interest rate and liquidity risk. Activities include management of the securities portfolio, wholesale and long-term funding sources, and the use of derivatives such as interest rate swap agreements.

     Funds Management net income totaled $128.1 million in 2001 compared with $82.1 million in 2000 and $120.0 million in 1999. Total net interest margin for 2001 increased by $35 million or 36% since 2000. This increase reflects the effect of interest rate swaps related to the declining interest rate environment during 2001. Non-interest income for Funds Management increased $11 million during 2001, due mostly to a one-time charge from the restructuring of SouthTrust's investment portfolio in the third quarter of 2000. Funds Management contributed 15% of the Company's total 2001 income before taxes and comprised 17% of the Company's total assets at the end of 2001.

  Other

     The category named Other encompasses business segments such as non-bank subsidiaries and the Company's trust asset management division. These areas provide services such as real estate mortgage management, insurance, brokerage services, investment services and a variety of trust services. Included in this segment is revenue from SouthTrust Securities, Inc., an investment services company.

     Other net income totaled $82.9 million in 2001 compared with $36.1 million in 2000 and $26.9 million in 1999. Total net interest margin for 2001 increased by $52 million or 126% since 2000. Interest income from fixed rate mortgage loans increased $27 million in 2001 due to increased volume, while securities interest income increased approximately $17 million due to increased volume. The Other segment contributed 10% of the Company's total 2001 income before taxes and comprised 10% of the Company's total assets at the end of 2001.

BUSINESS COMBINATIONS

     The Company has pursued a strategy of acquiring banks and financial institutions throughout the major growth areas of the southeast, Texas and Virginia. The purpose of this expansion is to give the Company business development opportunities in metropolitan markets with favorable prospects for population and per capita income growth. As a routine part of its business, the Company evaluates opportunities to acquire bank holding companies, banks and other financial institutions. In addition, in the normal course of its business, the Company seeks out and receives inquiries from financial institutions regarding the possible acquisition of such institutions. The Company routinely evaluates these opportunities. Thus, at any point in time, the number of acquisition opportunities that may be available to the Company, as well as the stage of development of such activity, is subject to change. These acquisitions are used to augment the Company's internal growth. All potential acquisitions must meet specific internal criteria designed to protect and enhance shareholder value. During 2001, the Company completed five acquisitions, adding approximately $1,758.2 million in total assets, $1,210.2 million in loans, and $1,536.4 million in deposits.

     Additional information relating to business combinations can be found in Note B to the Consolidated Financial Statements, included elsewhere in this report.

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

     As with other financial institutions, the earnings of SouthTrust are affected by general economic conditions as well as by the monetary policies of the Federal Reserve Board. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve System exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting cash reserve requirements against deposits. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and rates received on loans and investment securities and paid on deposits. Fluctuations in the Federal Reserve Board's monetary policies have had a significant impact on the operating results of SouthTrust and all financial institutions in the past and are expected to continue to do so in the future.

     SouthTrust Bank, the Company's bank subsidiary, is a state bank chartered under the laws of Alabama, and is a member of the Federal Reserve System. SouthTrust Bank is subject to primary federal regulation by the Federal Reserve Board and is also subject to the regulation of the Federal Deposit Insurance Corporation ("FDIC") and the Alabama State Banking Department.

     SouthTrust Bank is subject to restrictions under federal law, which limits the transfer of funds by a subsidiary bank to its holding company and non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by the subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank's capital and surplus and, with respect to SouthTrust and all such non-banking subsidiaries, to an aggregate of 20% of such bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. The BHC Act also prohibits, subject to certain exceptions, a financial holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The activities permissible for bank holding companies were significantly expanded by the Gramm-Leach-Bliley Act, as discussed further below.

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

     The legislation also contains a number of other provisions that will affect the Company's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations require more disclosure to SouthTrust's customers, and in some circumstances, require consent by the customer before information is allowed to be provided to a third party.

  Dividend Restrictions

     Various federal and state statutory provisions limit the amount of dividends SouthTrust Bank can pay to SouthTrust without regulatory approval. Approval of the Federal Reserve Board is required for payment of any dividend by a state chartered bank, like SouthTrust Bank, that is a member of the Federal Reserve System, sometimes referred to as a state member bank, if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits (as defined by regulatory agencies) for that year combined with its retained net profits for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its net profits then on hand. State member banks may also be subject to similar restrictions imposed by the laws of the states in which they are chartered.

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

     In addition, federal bank regulatory authorities have authority to prohibit SouthTrust Bank from engaging in unsafe or unsound practices in conducting business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of SouthTrust Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

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

     SouthTrust, like other bank holding companies, is required to maintain Tier 1 capital and "total capital" (the sum of Tier 1, Tier 2 and Tier 3 capital) equal, respectively, to at least 4% and 8%, of its total risk-weighted assets (including certain off-balance sheet items, such as unfunded commitments to extend credit). As of December 31, 2001, SouthTrust's Tier 1 and total capital ratios were 7.71% and 10.97%, respectively. In addition, in order for a bank to be considered "well capitalized" for regulatory purposes, its Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. As of December 31, 2001, SouthTrust Bank met both requirements, with Tier 1 and total capital equal to 8.23% and 11.13%, of its respective total risk-weighted assets.

     The Federal Reserve Board and the FDIC require bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital divided by adjusted quarterly average assets) of 3%. Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3% plus an additional cushion of at least 1% to 2%. As of December 31, 2001, SouthTrust's leverage ratio was 6.57%. The guidelines also provide that banking organizations experiencing internal growth or completing acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

     Failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC, issuance of a capital directive, a prohibition on the taking of brokered deposits and certain other restrictions.

  The Federal Deposit Insurance Corporation Improvement Act

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure and significantly undercapitalized if it is significantly below such measure. The critically undercapitalized level occurs where tangible equity is less than 2% of total tangible assets or less than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2% would be higher than such 65% level). A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would be undercapitalized after making the payment. Undercapitalized depository institutions are also subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

     As of December 31, 2001, SouthTrust Bank met the requirements to be categorized as "well capitalized". Additional information relating to capital adequacy can be found in Note C to the Consolidated Financial Statements, included elsewhere in this report.

  Source of Strength

     According to Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, the cross-guaranty provisions of the Federal Deposit Insurance Act provide that if the FDIC suffers or anticipates a loss as a result of a default by a bank subsidiary or by providing assistance to a subsidiary in danger of default, then any other bank subsidiaries may be assessed for the FDIC's loss.

  Changes in Regulations

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. SouthTrust cannot determine the likelihood and timing of any such proposals or legislation and the impact they might have on it and its subsidiaries.

COMPETITION

     The commercial banking business is highly competitive and SouthTrust Bank competes actively with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, SouthTrust Bank competes with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. This trend is likely to continue. The Company's ability to maintain its history of strong financial performance will depend in part on its ability to expand the scope of products and services, allowing it to meet the changing needs of its customers.

                       EXECUTIVE OFFICERS OF THE COMPANY

                                                                                             EXECUTIVE
                                                                                           OFFICER OF THE
                                                                                              COMPANY
NAME AND AGE                                         POSITIONS HELD WITH THE COMPANY           SINCE
------------                                         -------------------------------       --------------
Wallace D. Malone, Jr. (65).....................  Chairman, President and Chief                 1972
                                                  Executive Officer
William C. Patterson (59).......................  Executive Vice President                      1979
Alton E. Yother (49)............................  Executive Vice President                      1998
                                                  Secretary, Treasurer and Controller
Julian Banton (61)..............................  Chairman, President and Chief                 1982
                                                  Executive
                                                  Officer
                                                  SouthTrust Bank
Thomas H. Coley (58)............................  Division President -- General Banking
                                                  SouthTrust Bank
Fred C. Crum, Jr. (57)..........................  Division President -- Credit                  1986
                                                  SouthTrust Bank
R. Glenn Eubanks (53)...........................  Division                                      1990
                                                  President -- Corporate/Enterprise
                                                  Banking
                                                  SouthTrust Bank
E. Frank Schmidt (60)...........................  Division President -- Information             1995
                                                  Services and Strategic Support
                                                  SouthTrust Bank
Richard S. White, Jr. (67)......................  Division President -- Capital                 1997
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

ITEM 2  PROPERTIES

     SouthTrust's executive offices and the main office of SouthTrust Bank are located in downtown Birmingham, Alabama, in a thirty-four story office tower bearing the Company's name. The Company does not own this building. It is under a long-term lease, which expires in 2006, with five year renewal options for up to thirty years, but with no purchase option. The Company's subsidiary bank and other subsidiaries also occupy various other offices throughout Alabama, Florida, Tennessee, Georgia, North Carolina, South Carolina, Mississippi, Texas and Virginia. These properties are both owned and leased. Leased properties constitute primarily land and buildings under long-term leases in which the subsidiary bank maintains offices.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
Market price range:
  High..................................  $  27.18   $  20.53   $  21.44   $  22.69   $  21.42
  Low...................................     19.25      10.44      16.38      12.44      11.38
Market value at year end................     24.67      20.35      18.91      18.47      21.15
Book value per share....................     11.44       9.92       8.72       8.19       7.14
Average price per share to earnings per
  share ratio...........................     14.70x      9.96x     14.59x     17.19x     14.56x
Cash dividends declared per share.......  $   0.56   $   0.50   $   0.44   $   0.38   $  0.335
Dividend yield at year end..............      2.27%      2.46%      2.33%      2.06%      1.58%
Dividend payout ratio...................     34.61      34.86      33.27      33.67      32.47
Per common share:
  Net income -- basic...................  $   1.62   $   1.43   $   1.32   $   1.13   $   1.02
  Net income -- diluted.................      1.61       1.43       1.31       1.12       1.02
Shares outstanding (in thousands):
  Average -- basic......................   341,425    336,437    335,121    325,464    299,366
  Average -- diluted....................   345,294    337,812    337,556    328,295    302,017
  End of year...........................   346,273    338,107    335,811    334,423    307,328

     SouthTrust common stock is listed on the NASDAQ National Market Tier of the NASDAQ Stock Market under the symbol SOTR. Quarterly high and low sale prices of and cash dividends declared on SouthTrust common stock are included in Table 13, included elsewhere in this report.

     A discussion of restrictions that may limit SouthTrust's ability to pay dividends is included in Item 1 under the heading "Supervision and Regulation", which is included elsewhere in this report.

     As of February 22, 2002 the Company had approximately 17,048 shareholders of record.

ITEM 6  SELECTED FINANCIAL DATA

                                      2001         2000         1999         1998         1997
                                   ----------   ----------   ----------   ----------   ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Summary Income Statement
  Interest income................  $3,170,760   $3,394,088   $2,906,447   $2,557,462   $2,232,252
  Interest expense...............   1,642,658    2,008,351    1,539,538    1,386,256    1,186,079
                                   ----------   ----------   ----------   ----------   ----------
  Net interest income............   1,528,102    1,385,737    1,366,909    1,171,206    1,046,173
  Provision for loan losses......     118,293       92,827      141,249       94,796       90,613
                                   ----------   ----------   ----------   ----------   ----------
  Net interest income after
     provision for loan losses...   1,409,809    1,292,910    1,225,660    1,076,410      955,560
  Non-interest income (excluding
     securities transactions)....     564,524      516,751      444,296      385,748      270,306
  Securities gains (losses)......       6,505      (11,068)        (739)          94          201
  Non-interest expense...........   1,153,368    1,087,196    1,010,501      914,443      748,216
                                   ----------   ----------   ----------   ----------   ----------
  Income before income taxes.....     827,470      711,397      658,716      547,809      477,851
  Income taxes...................     273,002      229,067      215,543      179,199      171,143
                                   ----------   ----------   ----------   ----------   ----------
  Net income.....................  $  554,468   $  482,330   $  443,173   $  368,610   $  306,708
                                   ==========   ==========   ==========   ==========   ==========
Earnings & Dividends
Basic
  Earnings per share.............  $     1.62   $     1.43   $     1.32   $     1.13   $     1.02
  Average shares outstanding.....     341,425      336,437      335,121      325,464      299,366
Diluted
  Earnings per share.............  $     1.61   $     1.43   $     1.31   $     1.12   $     1.02
  Average shares outstanding.....     345,294      337,812      337,556      328,295      302,017
  Cash dividends declared........        0.56         0.50         0.44         0.38        0.335
Performance Ratios
  Return on average total
     assets......................        1.19%        1.09%        1.10%        1.08%        1.08%
  Return on average equity.......       15.10        15.72        15.75        14.47        15.72
  Average equity to average
     assets......................        7.90         6.96         6.99         7.47         6.85
  Net interest margin (FTE)......        3.58         3.42         3.72         3.76         3.94
  Non-interest expense as a % of
     average total assets........        2.48         2.47         2.51         2.68         2.63
  Efficiency ratio...............       54.77        56.71        55.34        58.38        56.41
                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
Selected Average Balances
  Loans, net of unearned
     income......................  $ 32,250.7   $ 32,022.6   $ 29,307.9   $ 24,609.0   $ 20,888.9
  Earning assets.................    43,107.3     40,776.3     37,107.0     31,407.8     26,769.7
  Total assets...................    46,511.6     44,058.9     40,238.5     34,097.3     28,472.4
  Deposits.......................    29,778.3     29,002.3     25,812.9     22,072.5     18,152.3
  Stockholder's equity...........     3,673.1      3,068.6      2,814.0      2,547.2      1,951.2
Selected Period End Balances
  Loans, net of unearned
     income......................  $ 33,422.6   $ 31,396.2   $ 31,697.8   $ 27,317.5   $ 22,474.8
  Total assets...................    48,754.5     45,146.5     43,262.5     38,133.8     30,906.4
  Deposits.......................    32,634.1     30,702.5     27,739.3     24,839.9     19,586.6
  FHLB advances..................     4,221.1      3,052.8      3,530.3      2,780.4      2,782.4
  Long-term debt.................     1,263.4      1,125.3      1,125.5      1,154.9      1,106.4
  Stockholders' equity...........     3,962.4      3,352.5      2,927.4      2,738.3      2,194.6
  Shares outstanding (in
     thousands)..................     346,273      338,107      335,811      334,423      307,328
  Book value per share...........       11.44         9.92         8.72         8.19         7.14

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EARNINGS SUMMARY

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FORWARD-LOOKING STATEMENTS

     This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, and documents incorporated herein by reference, may contain certain statements relating to the future results of the Company based upon information currently available. These "forward-looking statements" (as defined in Section 21E of The Securities and Exchange Act of
1934) are typically identified by words such as "believes", "expects", "anticipates", "intends", "estimates", "projects", and similar expressions. These forward-looking statements are based upon assumptions the Company believes are reasonable and may relate to, among other things, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Such forward-looking statements are subject to risks and uncertainties, which could cause the Company's actual results to differ materially from those included in these statements. These risks and uncertainties include, but are not limited to, the following: (1) changes in political and economic conditions; (2) interest rate fluctuations; (3) competitive product and pricing pressures within the Company's markets; (4) equity and fixed income market fluctuations; (5) personal and corporate customers' bankruptcies; (6) inflation; (7) acquisitions and integration of acquired businesses; (8) technological changes; (9) changes in law; (10) changes in fiscal, monetary, regulatory and tax policies; (11) monetary fluctuations; (12) success in gaining regulatory approvals when required; (13) market disruptions and other effects resulting from the terrorist attacks on New York and Washington and actions by the United States and other governments in reaction thereto; and (14) other risks and uncertainties listed from time to time in the Company's SEC reports and announcements.

CRITICAL ACCOUNTING POLICIES

     The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices followed by the banking industry. Critical accounting policies relate to securities, loans, allowance for loan losses, intangibles, derivatives, and hedging. These policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note A, Business and Accounting Policies, in the Notes to Consolidated Financial Statements, included elsewhere in this report.

STOCK SPLIT

     On April 18, 2001, the Company's Board of Directors announced a 2 for 1 stock split effected in the form of a stock dividend payable to shareholders of record on April 30, 2001. All share and per share information in this report has been restated to give retroactive effect to this split.

RESULTS OF OPERATION SUMMARY

     SouthTrust reported net income of $554.5 million or $1.61 per diluted share for the year ended December 31, 2001, compared to net income of $482.3 million or $1.43 per diluted share for the year ended December 31, 2000. Net income in 1999 was $443.2 million or $1.31 per diluted share. Net earnings resulted in a return on average assets of 1.19%, 1.09%, and 1.10% for the three years ended December 31, 2001, respectively. The return on average stockholders' equity for the three years ended December 31, 2001 was 15.10%, 15.72% and 15.75%, respectively.

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

     Net interest income increased 10% to $1,541.3 million at December 31, 2001, compared to net interest income of $1,400.3 million in 2000 and $1,381.8 million in 1999. Net interest margin, which is FTE net interest income divided by cost basis average interest-earning assets, was 3.58%, 3.42% and 3.72% for the three years ended December 31, 2001, respectively. Competitive pressures, Federal Reserve Bank monetary policies and the composition of interest-earning assets and interest-bearing liabilities affect the net interest margin.

     The increase in net interest income and net interest margin during 2001 compared to 2000 is due to a variety of factors. Economic growth began to slow in late 2000, and the economy officially went into a recession in March 2001. Any hope for a quick recovery was hindered by the terrorist attacks on New York and Washington on September 11, 2001. In response to these economic conditions, the Federal Reserve Board lowered short-term interest rates a total of 475 basis points on eleven separate occasions from January through December 2001 to stimulate economic growth. As a result of these interest rate cuts, the Company has benefited from lower funding costs, which have repriced downward more quickly than its variable rate assets.

     The relatively flat level of net interest income during 2000 when compared to 1999 was reflective of the actions of the Federal Reserve Board during these periods. In response to growth in the economy during these periods and in an attempt to control inflationary pressures, the Federal Reserve Board raised short-term interest rates on six separate occasions starting in mid-1999. Rates on the first five occasions were increased 25 basis points each. The sixth rate increase, which occurred in the second quarter of 2000, was 50 basis points. This interest rate environment resulted in compression of the Company's net interest margin during 2000, as the Company's interest-earning assets were repricing at a slower rate than its interest-bearing liabilities.

     As SouthTrust enters into 2002, economic indicators are mixed and it is unclear exactly when the economy will come out of the recession. Many factors, including changes in economic data, the mix and size of any fiscal stimulus and current and possible future military actions could affect the speed of the recovery. Most experts believe that it will be sometime during the second half of 2002; however accurate economic predictions are often difficult to determine. The Company's most likely scenario calls for interest rates to remain neutral throughout 2002, while rising moderately the next year. The Company expects continued improvement in the net interest margin during the first half of 2002, as liabilities continue to reprice at lower prevailing market rates. Given that interest rates will eventually go up, SouthTrust has worked diligently on improving its interest rate sensitivity position. During 2001, more than 85% of all new and renewed commercial loans were made at variable rates. As of December 31, 2001, 62% of the Company's loan portfolio was variable rate compared to 53% at December 31, 2000. The Company fully expects to continue this loan policy in 2002 and 2003, and financial models indicate that a significant change in interest rates over the next two years should have a minor impact on net interest margin in 2002 and 2003. See further discussion of the Company's interest rate sensitivity under the discussion of "Asset and Liability Risk Management", included elsewhere in this report.

AVERAGE BALANCES AND INTEREST RATES, INTEREST YIELD/RATES
ON FULLY TAXABLE EQUIVALENT BASIS (TABLE 1)

     The following table details average balances of interest-earning assets and interest-bearing liabilities, the fully taxable equivalent amount of interest earned/paid thereon, and the fully taxable equivalent yield/rate for the three years ended December 31, 2001. The loan averages include loans on which the accrual of interest has been discontinued. Income on certain non-accrual loans is recognized on a cash basis.

                                                         2001                   2000
                                           --------------------------------   ---------
                                            AVERAGE                 YIELD/     AVERAGE
                                            BALANCE     INTEREST    RATE(1)    BALANCE
                                           ---------   ----------   -------   ---------
                                           (AVERAGE IN MILLIONS; INTEREST IN THOUSANDS)
ASSETS
Loans, net of unearned income(2).........  $32,250.7   $2,452,081    7.60%    $32,022.6
Available-for-sale securities:
   Taxable...............................    8,297.7      551,172    6.72       5,012.0
   Non-taxable...........................      367.8       26,674    7.34         331.4
Held-to-maturity securities:
   Taxable...............................    1,536.4      107,515    7.00       2,910.3
   Non-taxable...........................       65.4        6,028    9.22          78.1
Short-term investments...................      589.3       40,522    6.88         421.9
                                           ---------   ----------    ----     ---------
   Total interest-earning assets.........   43,107.3    3,183,992    7.40      40,776.3
Allowance for loan losses................     (465.1)                            (453.5)
Other assets.............................    3,869.4                            3,736.1
                                           ---------                          ---------
       Total assets......................  $46,511.6                          $44,058.9
                                           =========                          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits.........................  $ 2,078.0       49,337    2.37     $ 2,108.0
Interest-bearing demand deposits.........    3,407.5       63,287    1.86       3,259.4
Time deposits............................   20,560.5      964,547    4.69      20,059.9
Short-term borrowings....................    7,054.3      277,382    3.93       7,213.7
Federal Home Loan Bank advances..........    4,130.2      224,894    5.45       3,047.3
Long-term debt...........................    1,110.9       63,211    5.69       1,125.4
                                           ---------   ----------    ----     ---------
       Total interest-bearing
        liabilities......................   38,341.4    1,642,658    4.28      36,813.7
Non-interest bearing demand deposits.....    3,732.3                            3,574.9
Other liabilities........................      764.8                              601.7
                                           ---------                          ---------
       Total liabilities.................   42,838.5                           40,990.3
Stockholders' equity.....................    3,673.1                            3,068.6
                                           ---------                          ---------
       Total liabilities and
        stockholders' equity.............  $46,511.6                          $44,058.9
                                           =========   ----------             =========
Net interest income......................              $1,541,334
                                                       ==========
Net interest margin......................                            3.58%
                                                                     ====
Net interest spread......................                            3.12%
                                                                     ====

                                                   2000                         1999
                                           --------------------   --------------------------------
                                                        YIELD/     AVERAGE                 YIELD/
                                            INTEREST    RATE(1)    BALANCE     INTEREST    RATE(1)
                                           ----------   -------   ---------   ----------   -------
                                              (AVERAGE IN MILLIONS; INTEREST IN THOUSANDS)
ASSETS
Loans, net of unearned income(2).........  $2,787,324    8.70%    $29,307.9   $2,389,339     8.15%
Available-for-sale securities:
   Taxable...............................     353,972    6.83       4,096.9      270,778     6.51
   Non-taxable...........................      26,084    7.60         323.4       24,937     7.58
Held-to-maturity securities:
   Taxable...............................     199,681    6.86       2,763.6      189,079     6.84
   Non-taxable...........................       7,547    9.67         100.0       10,333    10.33
Short-term investments...................      34,009    8.06         515.2       36,864     7.16
                                           ----------    ----     ---------   ----------    -----
   Total interest-earning assets.........   3,408,617    8.32      37,107.0    2,921,330     7.86
Allowance for loan losses................                            (407.0)
Other assets.............................                           3,538.5
                                                                  ---------
       Total assets......................                         $40,238.5
                                                                  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits.........................      61,914    2.94     $ 2,344.8       66,670     2.84
Interest-bearing demand deposits.........      73,947    2.27       3,201.6       62,257     1.94
Time deposits............................   1,156,704    5.77      16,876.1      833,577     4.94
Short-term borrowings....................     456,093    6.32       6,945.8      353,281     5.09
Federal Home Loan Bank advances..........     184,062    6.04       3,043.2      157,305     5.17
Long-term debt...........................      75,631    6.72       1,121.6       66,448     5.92
                                           ----------    ----     ---------   ----------    -----
       Total interest-bearing
        liabilities......................   2,008,351    5.46      33,533.1    1,539,538     4.59
Non-interest bearing demand deposits.....                           3,390.4
Other liabilities........................                             501.0
                                                                  ---------
       Total liabilities.................                          37,424.5
Stockholders' equity.....................                           2,814.0
                                                                  ---------
       Total liabilities and
        stockholders' equity.............                         $40,238.5
                                           ----------             =========   ----------
Net interest income......................  $1,400,266                         $1,381,792
                                           ==========                         ==========
Net interest margin......................                3.42%                               3.72%
                                                         ====                               =====
Net interest spread......................                2.86%                               3.27%
                                                         ====                               =====

---------------

(1) Yields were calculated using the amortized cost of the underlying assets.
(2) Included in interest on loans are net loan fees of $60.0 million, $70.7 million, and $68.2 million in 2001, 2000, and 1999, respectively.

TAXABLE EQUIVALENT ADJUSTMENT ANALYSIS

                                             2001                                    2000                       1999
                             -------------------------------------   -------------------------------------   ----------
                                            TAXABLE      INTEREST                   TAXABLE      INTEREST
                              INTEREST    EQUIVALENT      INCOME      INTEREST    EQUIVALENT      INCOME      INTEREST
                               INCOME     ADJUSTMENTS     (FTE)        INCOME     ADJUSTMENTS     (FTE)        INCOME
                             ----------   -----------   ----------   ----------   -----------   ----------   ----------
                                                                   (IN THOUSANDS)
Loans......................  $2,450,000     $ 2,081     $2,452,081   $2,784,506     $ 2,818     $2,787,324   $2,386,713
Available-for-sale
 securities:
 Taxable...................     551,172           0        551,172      353,972           0        353,972      270,778
 Non-Taxable...............      17,185       9,489         26,674       16,656       9,428         26,084       15,923
Held-to-maturity
 securities:
 Taxable...................     107,515           0        107,515      199,681           0        199,681      189,079
 Non-Taxable...............       4,366       1,662          6,028        5,264       2,283          7,547        7,090
Short-term investments.....      40,522           0         40,522       34,009           0         34,009       36,864
                             ----------     -------     ----------   ----------     -------     ----------   ----------
       Totals..............  $3,170,760     $13,232     $3,183,992   $3,394,088     $14,529     $3,408,617   $2,906,447
                             ==========     =======     ==========   ==========     =======     ==========   ==========

                                       1999
                             ------------------------
                               TAXABLE      INTEREST
                             EQUIVALENT      INCOME
                             ADJUSTMENTS     (FTE)
                             -----------   ----------
                                  (IN THOUSANDS)
Loans......................    $ 2,626     $2,389,339
Available-for-sale
 securities:
 Taxable...................          0        270,778
 Non-Taxable...............      9,014         24,937
Held-to-maturity
 securities:
 Taxable...................          0        189,079
 Non-Taxable...............      3,243         10,333
Short-term investments.....          0         36,864
                               -------     ----------
       Totals..............    $14,883     $2,921,330
                               =======     ==========

VOLUME-RATE ANALYSIS (TABLE 2)

     The following table shows a summary of the changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities for 2001/2000 and 2000/1999. Changes not solely attributable to a change in rate or volume are allocated proportionately relative to the absolute change of rate and volume.

                                           2001 VERSUS 2000                        2000 VERSUS 1999
                                --------------------------------------   -------------------------------------
                                INCREASE (DECREASE) DUE TO CHANGE IN:    INCREASE (DECREASE) DUE TO CHANGE IN:
                                --------------------------------------   -------------------------------------
                                   VOLUME        YIELD/                     VOLUME        YIELD/
                                OUTSTANDING       RATE        TOTAL      OUTSTANDING       RATE        TOTAL
                                ------------   ----------   ----------   ------------   ----------   ---------
                                                                (IN THOUSANDS)
Interest income on:
  Loans.......................    $ 19,724     $(354,967)   $(335,243)     $229,972     $ 168,013    $397,985
  Available-for-sale
     securities...............     204,729        (6,939)     197,790        71,000        13,341      84,341
  Held-to-maturity
     securities...............     (98,186)        4,501      (93,685)        8,654          (838)      7,816
  Short-term investments......      12,040        (5,527)       6,513        (7,167)        4,312      (2,855)
                                  --------     ---------    ---------      --------     ---------    --------
          Total interest
            income............     138,307      (362,932)    (224,625)      302,459       184,828     487,287
Interest expense on:
  Interest-bearing deposits...      30,766      (246,160)    (215,394)      138,992       191,069     330,061
  Short-term borrowings.......      (9,870)     (168,841)    (178,711)       14,080        88,732     102,812
  Federal Home Loan Bank
     advances.................      60,364       (19,532)      40,832           210        26,547      26,757
  Long-term debt..............        (960)      (11,460)     (12,420)          226         8,957       9,183
                                  --------     ---------    ---------      --------     ---------    --------
          Total interest
            expense...........      80,300      (445,993)    (365,693)      153,508       315,305     468,813
                                  --------     ---------    ---------      --------     ---------    --------
          Net interest
            income............    $ 58,007     $  83,061    $ 141,068      $148,951     $(130,477)   $ 18,474
                                  ========     =========    =========      ========     =========    ========

PROVISION FOR LOAN LOSSES

     During 2001, the Company recorded a $118.3 million provision for loan losses. This compares to a provision of $92.8 million in 2000 and $141.2 million in 1999. For the years ended December 31, 2001, 2000, and 1999, the provision for loan losses to net charge-offs was 106%, 100%, and 164%, respectively. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management based on the factors as described in "Allowance for Loan Losses", discussed later in the Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME

     Total non-interest income increased $65.3 million or 13% to $571.0 million in 2001. From 1999 to 2000, the increase in non-interest income was $62.1 million or 14%. Growth in non-interest income during these periods came from various sources as discussed below.

     Service charges on deposit accounts accounted for the largest portion of the increase in non-interest income for each of the three years ended December 31, 2001. During 2001, service charges on deposit accounts increased 11% to $236.3 million. This increase is attributable to increases in the number of deposit accounts, both through internal growth and acquisitions, and increases in certain service charge rates. An increased number of deposit accounts and certain service charge rates also account for the 14% increase in service charges on deposit accounts from 1999 to $212.9 million in 2000.

     Income from mortgage banking operations increased 41% to $53.8 million for the year ended December 31, 2001. Mortgage interest rates declined during most of 2001 and this decline contributed to greater loan production, refinancings, and related income. From 1999 to 2000, income from mortgage banking operations decreased 14% to $38.1 million for the year ended December 31, 2000. Mortgage interest rates increased during most of 2000, leading to declining loan production and related income. Mortgage loans closed during 2001 and 2000 were $4.1 billion and $2.4 billion, respectively.

     Bank card fees for the year ended December 31, 2001 increased 23% to $41.5 million. This increase reflects increased volume and increases in certain service charge rates. From 1999 to 2000, bank card fees increased 9% to $33.8 million, primarily due to increased volume.

     Debit card fees for the year ended December 31, 2001 totaled $31.6 million, a 23% increase from 2000. Growth in the demand for this product accounts for the increase, which reflects a higher volume of customer accounts with debit cards and higher usage of debit cards from new and existing customers. The 46% increase in debit card fees from 1999 to 2000 reflected the substantial increase in customer accounts with debit cards during 2000. Debit cards were a relatively new product during this time period, and successful sales efforts by SouthTrust's retail employees generated increased revenues.

     Trust fees increased 2% to $32.6 million during the year ended December 31, 2001 when compared to the same period in 2000. Slower growth in trust fees was a result of declining market conditions during 2001, since many trust fees are earned as a percentage of the underlying market values of trust account assets. Trust fees increased 6% from 1999 to 2000 to $32.1 million.

     Investment fees were $52.1 million for the year ended December 31, 2001, an increase of 32% from the year ended December 31, 2000. This increase resulted from an increase in the volume of business generated in the Capital Management group, especially from sales of annuity products. This category also includes trading account profits and commissions, which fluctuate, based on market conditions, and are generally earned through activities of the Company's brokerage subsidiary, SouthTrust Securities, Inc. From 1999 to 2000, investment fees increased 10%, primarily as a result of increased revenue from sales of annuity and mutual fund products.

     Income from bank owned life insurance ("BOLI") increased 7% to $54.4 million at December 31, 2001. BOLI was 23% higher in 2000 when compared to 1999, related primarily to the additional funding of $100 million of BOLI during the first quarter of 2000.

     For the three years ended December 31, 2001, $18.7 million, $8.4 million and $15.3 million, respectively, of gains on loans held for sale were included in other non-interest income, primarily from sales of 1-4 family mortgages in the secondary market. The increase in gains on loans held for sale during 2001 when compared to 2000 is reflective of the 72% increase in mortgage loan production year over year.

     Securities gains for the period ended December 31, 2001 were $6.5 million, compared to losses of $11.1 million in 2000 and $0.7 million in 1999. During 2001, the Company realized a $4 million gain on the sale of an equity investment that the Company obtained in an acquisition in a prior year. During the third quarter of 2000, the Company partially restructured its available-for-sale securities portfolio, accounting for the majority of the loss incurred in 2000. Funds received from the sales of the securities in the restructuring were reinvested in securities at higher rates.

     Other income was $43.5 million at December 31, 2001, a 42% decrease from December 31, 2000. From 1999 to 2000, other income increased 78% to $75.4 million. During the third quarter of 2000, the Company completed the sale of approximately half of its mortgage-servicing rights portfolio, resulting in a pre-tax gain of $32.3 million. This sale included a large portion of the servicing portfolio of loans serviced for third party investors. The timing of this sale resulted in favorable pricing for servicing assets, while at the same time reducing the Company's exposure to impairment of servicing assets.

     There were no other significant non-recurring non-interest income items recorded during any of the three years in the period ended December 31, 2001.

NON-INTEREST INCOME (TABLE 3)

     The following table presents an analysis of non-interest income for the five years ended December 31, 2001:

                                                                                         ONE-YEAR      FIVE-YEAR
                                                                                         COMPOUND      COMPOUND
                                   2001     2000     1999     1998     1997     1996    GROWTH RATE   GROWTH RATE
                                  ------   ------   ------   ------   ------   ------   -----------   -----------
                                                                   (IN MILLIONS)
Service charges on deposit
  accounts......................  $236.3   $212.9   $186.4   $159.9   $125.5   $109.2       11.0%        16.7%
Mortgage banking operations.....    53.8     38.1     44.2     41.5     27.2     42.1       41.2          5.0
Bank card fees..................    41.5     33.8     31.1     27.8     23.0     22.7       22.8         12.8
Debit card fees.................    31.6     25.8     17.7      7.9      4.4      0.0       22.5           --
Trust fees......................    32.6     32.1     30.2     27.7     24.5     21.9        1.6          8.3
Investment fees.................    52.1     39.4     35.7     26.3     15.7     12.2       32.2         33.7
Bank owned life insurance.......    54.4     50.9     41.4     32.6      0.6      0.0        6.9           --
Gains on loans held for sale,
  net...........................    18.7      8.4     15.3     18.4     11.1      8.9      122.6         16.0
Securities gains (losses).......     6.5    (11.1)    (0.7)     0.1      0.2      1.3         --         38.0
Other...........................    43.5     75.4     42.3     43.6     38.3     36.5      (42.3)         3.6
                                  ------   ------   ------   ------   ------   ------      -----         ----
         Totals.................  $571.0   $505.7   $443.6   $385.8   $270.5   $254.8       12.9%        17.5%
                                  ======   ======   ======   ======   ======   ======      =====         ====

NON-INTEREST EXPENSE

     Total non-interest expense increased $66.2 million or 6% for the year ended December 31, 2001 to $1,153.4 million, compared to $1,087.2 million in 2000. From 1999 to 2000, the increase in non-interest expense was $76.7 million or 8%. The ratio of non-interest expense to average total assets was 2.48%, 2.47% and 2.51% for the three years ended December 31, 2001, respectively. The operating efficiency ratio, which is non-interest expense divided by FTE net interest income and non-interest income (without securities gains (losses)), was 54.77% during the year ended December 31, 2001, compared to 56.71% and 55.34% for 2000 and 1999, respectively.

     Salaries and employee benefits accounted for the largest portion of non-interest expense and the largest portion of the increase during each of the three years ended December 31, 2001. During 2001, salaries and employee benefits were $656.2 million, an increase of 15% over 2000. This increase was driven by annual merit and incentive increases, an increase in the number of full-time equivalent employees of 9%, and increases in certain employee benefits costs. From 1999 to 2000, salaries and employee benefits increased 6% to $571.8 million, primarily related to annual merit increases, which were partially offset by a decrease in the number of full-time equivalent employees of 3%.

     Occupancy expense increased 9% for the year ended December 31, 2001 to $102.2 million. This increase is attributable to a higher number of banking offices as well as increased rental expense rates on leased properties. From 1999 to 2000, net occupancy expense increased 14% to $93.4 million, which is attributable to a higher number of banking offices, including branches and other offices, in 2000 compared to 1999.

     Equipment expense decreased 15% to $63.5 million for the year ended December 31, 2001. This decrease was a result in part of a one-time charge of approximately $4.9 million in the third quarter of 2000 related to equipment that became impaired due to changing technology. During 2000, equipment expense increased 10%, due to an increased number of banking offices during 2000 and the one-time charge discussed above.

     Data processing expense for the year ended December 31, 2001 decreased 4% to $36.7 million compared to the same period in 2000. During the third quarter of 2000, the Company had a one-time charge of approximately $6.6 million related to software that had become impaired due to changing technology. From 1999 to 2000, data processing expense increased 41% to $38.2 million, primarily related to the one-time charge discussed above.

     Expense for professional services increased 6% to $49.5 million for the year ended December 31, 2001, while communications expense increased 4% to $53.6 million for the same period. From 1999 to 2000, professional services expense decreased 8% to $46.6 million, and communications expense remained flat, increasing $0.1 million to $51.6 million.

     Goodwill and core deposit amortization for the year ended December 31, 2001 decreased 23% to $39.9 million compared to the same period in 2000. During the third quarter of 2000, the Company recorded an impairment charge of $10 million related to core deposit intangible assets associated with previous acquisitions. Certain of the deposits experienced greater than originally projected run-off due to higher than projected retention costs that the Company was unwilling to incur. From 1999 to 2000, goodwill and core deposit amortization increased 27% to $51.6 million, primarily due to the impairment charge discussed above.

     Beginning January 1, 2002, the Company will cease amortization of goodwill as provided in Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets, which will be adopted as of that date. In lieu of amortization, goodwill will be periodically tested for impairment, also required in this new Statement. Amortization of goodwill that will be discontinued amounted to $14.4 million, $11.9 million, and $7.6 million in 2001, 2000, and 1999, respectively. See Note A to the Consolidated Financial Statements regarding SFAS 142 and the expected impact to the Company's financial statements.

     In addition to goodwill accounted for under SFAS 142, the Company has approximately $250 million of unidentifiable intangible assets generated through branch acquisitions. The unidentifiable intangible asset resulting from these transactions is sometimes referred to in practice as "Statement 72 goodwill". In response to significant industry concern and confusion, the FASB has recently agreed to reconsider the accounting relative to Statement 72 goodwill and is expected to issue further guidance in the latter part of 2002. Changes in the accounting could result in the discontinuation of amortization expense related to the asset.

     However, until final guidance is issued regarding this topic, SouthTrust will continue to amortize Statement 72 goodwill as required by SFAS 72. We expect to record related amortization expense of approximately $14.1 million after tax, or four cents per diluted share, in 2002. This amortization was not reflected in the disclosures in the Company's third quarter Form 10Q, or in its year-end press release, which indicated the positive impact of the adoption of SFAS 142 to be six cents per diluted share for the year ended December 31, 2002.

     All other non-interest expense items decreased 2% to $103.7 million for 2001. From 1999 to 2000, all other non-interest expense increased 13% to $106.2 million, reflecting the growth, both internally and through acquisitions, experienced by the Company during 2000.

     There were no other significant non-recurring non-interest expense items recorded during any of the three years in the period ended December 31, 2001.

NON-INTEREST EXPENSE (TABLE 4)

     The following table presents an analysis of non-interest expense for the five years ended December 31, 2001:

                                                         YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------------------------------------
                                                                                       ONE-YEAR      FIVE-YEAR
                                                                                       COMPOUND      COMPOUND
                            2001       2000       1999      1998     1997     1996    GROWTH RATE   GROWTH RATE
                          --------   --------   --------   ------   ------   ------   -----------   -----------
                                                (IN MILLIONS)
Salaries and employee
  benefits..............  $  656.2   $  571.8   $  540.4   $495.8   $404.8   $331.6       14.8%        14.6%
Net occupancy...........     102.2       93.4       82.0     72.5     60.2     49.4        9.4         15.7
Equipment...............      63.5       74.3       67.7     61.0     45.7     37.3      (14.5)        11.2
Data processing.........      36.7       38.2       27.0     24.0     17.2     14.3       (3.9)        20.7
Professional services...      49.5       46.6       50.6     45.0     42.7     39.0        6.2          4.9
Communications..........      53.6       51.6       51.5     47.1     36.5     30.8        3.9         11.7
Business development....      25.7       29.3       31.2     30.3     26.3     23.2      (12.3)         2.1
Supplies................      22.4       24.2       25.3     29.1     23.2     17.2       (7.4)         5.4
Goodwill and core
  deposit
  amortization..........      39.9       51.6       40.6     29.1     19.7     17.4      (22.7)        18.1
Other...................     103.7      106.2       94.2     80.5     71.9     83.1       (2.4)         4.5
                          --------   --------   --------   ------   ------   ------      -----         ----
          Totals........  $1,153.4   $1,087.2   $1,010.5   $914.4   $748.2   $643.3        6.1%        12.4%
                          ========   ========   ========   ======   ======   ======      =====         ====

INCOME TAXES

     Income tax expense increased 19% to $273.0 million for the year ended December 31, 2001, resulting in an effective tax rate of 33%, compared to 32% and 33% in 2000 and 1999, respectively. The statutory federal tax rate was 35% during all three years.

     A reconciliation of the differences between income tax expense and income taxes calculated by applying the applicable statutory federal tax rates is provided in Note P of the Consolidated Financial Statements, included elsewhere in this report.

BALANCE SHEET SUMMARY

     Total assets at December 31, 2001 were $48.8 billion, representing an increase of 8% over the 2000 level of $45.1 billion. Average total assets increased 6% to $46.5 billion at December 31, 2001 from $44.1 billion at December 31, 2000. As of December 31, 2001, the five-year compound growth rate in total assets was 13.2%.

     During 2001, SouthTrust consummated five business combinations in which the Company acquired additional assets of $1,758.2 million, including loans of $1,210.2 million and assumed deposits of $1,536.4 million. During 2000, the Company acquired $453.1 million in assets, including $299.2 million in loans and assumed deposits of $416.8 million. Note B to the Consolidated Financial Statements, included elsewhere in this report, provides additional information regarding business combinations. In the normal course of business, the Company regularly investigates acquisition and expansion opportunities, and expects this process will continue.

     Average interest-earning assets at December 31, 2001 were $43.1 billion, up 6% from December 31, 2000. Average interest-earning assets were 93% of average total assets in both 2001 and 2000. Average interest-bearing liabilities were $38.3 billion and $36.8 billion at December 31, 2001 and 2000, respectively. Average interest-bearing liabilities accounted for 82% of average liabilities and stockholders' equity in 2001, compared to 84% in 2000.

     Table 1, included elsewhere in this report, contains average balances of assets, liabilities and stockholders' equity, and the rates earned/paid on major categories of interest-earning assets and interest-bearing liabilities for each of the three years in the period ended December 31, 2001.

LOANS

     Loans represent the major portion of interest-earning assets of the Company, accounting for 75% and 79% of average interest-earning assets at December 31, 2001 and 2000, respectively. At December 31, 2001, loans, net of unearned income, totaled $33,422.6 million, up 6% from the December 31, 2000 level of $31,396.2 million. During 2001, $1,210.2 million in loans were obtained in acquisitions of other financial institutions. Internal loan growth remained relatively flat in 2001 due to several factors. First, the economy fell into a recession during 2001, which contributed to weaker demand for commercial loans. In addition, the Company is continuing to place more emphasis in originating variable rate commercial loans as part of its asset/liability management strategy. Also, the Company is experiencing loan run-off in certain consumer lending areas in which the Company has made a decision to no longer originate new loans such as indirect auto lending and manufactured housing. This trend may continue in the near future given the uncertainty in the economy at this time.

     Commercial, financial and agricultural loans increased $669.0 million to $12,984.5 million or 38.5% of total loans at December 31, 2001. Of this increase, $204.0 million was obtained in acquisitions during 2001 and $465.0 million represents internal growth.

     Real estate construction loans increased $225.4 million to $4,388.0 million or 13.0% of total loans at December 31, 2001. At December 31, 2001, construction loans included approximately $1,283.0 million in loans on residential properties, loans on income producing commercial real estate of $2,561.0 million, and $544.0 million of loans securing properties that are occupied by the principal borrower.

     Commercial real estate mortgage loans increased $563.5 million to $7,136.4 million at December 31, 2001. Internal growth accounted for $215.7 million of the increase, while $347.8 million of commercial real estate mortgage loans were acquired. Commercial real estate mortgage loans as a group share similar credit risk characteristics including sensitivity to economic conditions that may affect occupancy and/or rental rates of the underlying collateral. Loan types other than commercial real estate mortgages have widely diversified credit risks. For this reason, the Company considers commercial real estate mortgage loans, including loans for condominiums, hotel/motel, industrial/warehouse, land, office and retail spaces, to be its largest credit concentration. These loans are primarily located in Alabama, Florida, Georgia and Texas, with a smaller concentration in other states.

     Residential real estate mortgage loans increased $733.6 million to $6,114.2 million or 18.2% of total loans at December 31, 2001. Of this increase, $342.8 million was obtained in acquisitions during 2001. This category represents the largest portion of the increase in loans during 2001, as low mortgage interest rates during 2001 led to greater loan production.

     Loans to individuals, which mainly include automobile, credit line, and credit card loans, were $3,072.4 million or 9.1% of total loans at December 31, 2001, down $192.9 million from December 31, 2000. This decrease primarily relates to loan run-off in indirect auto lending and manufactured housing.

LOAN PORTFOLIO (TABLE 5)

     The following table presents loans by type and percent of total at the end of each of the last five years:

                                                                           DECEMBER 31
                                -------------------------------------------------------------------------------------------------
                                      2001                2000                1999                1998                1997
                                -----------------   -----------------   -----------------   -----------------   -----------------
                                 AMOUNT       %      AMOUNT       %      AMOUNT       %      AMOUNT       %      AMOUNT       %
                                ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
                                                                          (IN MILLIONS)
Commercial, financial and
 agricultural.................  $12,984.5    38.5%  $12,315.5    38.9%  $11,265.2    35.2%  $ 9,760.4    35.4%  $ 7,709.6    34.1%
Real estate construction......    4,388.0    13.0     4,162.6    13.1     4,342.9    13.6     3,526.4    12.8     2,937.2    13.0
Commercial real estate
 mortgage.....................    7,136.4    21.2     6,572.9    20.7     6,029.2    18.9     4,900.2    17.8     3,543.8    15.6
Residential real estate
 mortgage.....................    6,114.2    18.2     5,380.6    17.0     6,773.4    21.2     6,243.7    22.7     5,277.1    23.3
Loans to individuals..........    3,072.4     9.1     3,265.3    10.3     3,562.0    11.1     3,095.9    11.3     3,166.2    14.0
                                ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
                                 33,695.5   100.0%   31,696.9   100.0%   31,972.7   100.0%   27,526.6   100.0%   22,633.9   100.0%
                                            =====               =====               =====               =====               =====
 Unearned income..............     (272.9)             (300.7)             (274.9)             (209.1)             (159.1)
                                ---------           ---------           ---------           ---------           ---------
Loans, net of unearned
 income.......................   33,422.6            31,396.2            31,697.8            27,317.5            22,474.8
 Allowance for loan losses....     (483.1)             (450.4)             (442.3)             (377.5)             (315.5)
                                ---------           ---------           ---------           ---------           ---------
   Net Loans..................  $32,939.5           $30,945.8           $31,255.5           $26,940.0           $22,159.3
                                =========           =========           =========           =========           =========

     As of December 31, 2001, contractual maturities of loans in the indicated classification and sensitivity to changes in interest rates on certain of these loans were as follows:

                                                       SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY
                                                      ---------------------------------------------------
                                                                    ONE YEAR      ONE TO         OVER
                                                        TOTALS      OR LESS     FIVE YEARS    FIVE YEARS
                                                      ----------   ----------   -----------   -----------
                                                                         (IN MILLIONS)
Commercial, financial, and agricultural.............  $12,984.5    $ 3,944.7     $ 6,611.6     $2,428.2
Real estate construction............................    4,388.0      2,377.7       1,677.3        333.0
Commercial real estate mortgage.....................    7,136.4      1,564.3       3,951.9      1,620.2
Residential real estate mortgage....................    6,114.2      2,404.1         740.9      2,969.2
Loans to individuals................................    3,072.4        873.7       1,250.5        948.2
                                                      ---------    ---------     ---------     --------
     Selected loans, net............................  $33,695.5    $11,164.5     $14,232.2     $8,298.8
                                                      =========    =========     =========     ========
Loans with predetermined interest rates.............   12,794.0      1,442.8       6,202.5      5,148.7
Loans with floating interest........................   20,901.5      9,721.7       8,029.7      3,150.1
                                                      ---------    ---------     ---------     --------
     Total..........................................  $33,695.5    $11,164.5     $14,232.2     $8,298.8
                                                      =========    =========     =========     ========

NON-PERFORMING ASSETS

     Non-performing assets at December 31, 2001 were $292.4 million or 0.87% of net loans plus other non-performing assets, representing an increase of $83.6 million from the December 31, 2000 level of $208.8 million or 0.66% of net loans plus other performing assets. Non-performing assets at December 31, 2001 included $217.5 million in loans on non-accrual status, $53.5 million in other real estate owned, and $21.4 million of other repossessed assets. During 2001, the total other real estate owned and repossessed assets obtained through acquisitions was $1.8 million. Loans 90 days past due and accruing were $74.2 million at December 31, 2001, compared to $59.2 million at December 31, 2000.

     The level of non-performing assets since December 31, 2000 has risen modestly given the current economic environment. The Company has historically maintained high credit underwriting standards, and expects any upward trend in non-performing assets due to economic conditions to be minimal. In addition, the increase in repossessed assets of $13.1 million from December 31, 2000 to December 31, 2001 is primarily related to one commercial loan, as opposed to any problems in any consumer business lines.

NON-PERFORMING ASSETS (TABLE 6)

     The following table summarizes the Company's non-performing assets and accruing loans 90 days or more past due as of December 31 for the last five years:

                                                     2001     2000     1999     1998     1997
                                                    ------   ------   ------   ------   ------
                                                                  (IN MILLIONS)
Commercial, financial and agricultural............  $153.2   $124.9   $ 78.7   $ 49.6   $ 61.4
Real estate construction..........................    28.6      3.3      3.8      7.5      4.4
Commercial real estate mortgage...................     7.9      6.5     12.2     13.8     15.5
Residential real estate mortgage..................    16.5     17.8     14.7     23.5     31.5
Loans to individuals..............................    11.3      9.8      2.6      3.9      7.1
                                                    ------   ------   ------   ------   ------
          Total non-performing loans..............   217.5    162.3    112.0     98.3    119.9
Other real estate owned...........................    53.5     38.2     38.3     46.5     43.8
Other repossessed assets..........................    21.4      8.3     12.4     19.1     16.7
                                                    ------   ------   ------   ------   ------
          Total non-performing assets.............   292.4    208.8    162.7    163.9    180.4
Accruing loans 90 days or more past due...........    74.2     59.2     71.5     80.9     54.0
                                                    ------   ------   ------   ------   ------
          Total non-performing assets and accruing
            loans 90 days or more past due........  $366.6   $268.0   $234.2   $244.8   $234.4
                                                    ======   ======   ======   ======   ======
Period End:
  Non-performing loans to total loans.............    0.65%    0.52%    0.35%    0.36%    0.53%
  Non-performing assets to total loans plus other
     non-performing assets........................    0.87     0.66     0.51     0.60     0.80
  Non-performing assets and accruing loans 90 days
     or more past due to total loans plus other
     non-performing assets........................    1.09     0.85     0.74     0.89     1.04

ALLOWANCE FOR LOAN LOSSES

     The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio and is based upon Management's estimate of those losses. Actual losses for these loans can vary significantly from this estimate. The Company's subsidiary bank is regulated by the State Banking Department of the State of Alabama. The bank is a member bank of the Federal Reserve System, and as such, is also subject to the regulations of the Federal Reserve Board applicable to state member banks. Management may also consider recommendations from these regulators in concluding on the adequacy of the allowance for loan losses. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model and resulting allowance level are adjusted accordingly as these factors change. The historical and migration loss rates described below which are used in determining the allowance also provide a self-correcting feature to the methodology.

     The Company's total allowance at December 31, 2001 and 2000 equated to approximately 498% and 568%, respectively, of the average net charge-offs over the past three years. However, historical charge-offs are not necessarily indicative of future expectations; therefore, the Company considers other risk factors when determining the allowance for loan losses.

     Loans are separated by internal risk ratings into two categories for assessment of their estimated allowance level needs; Non-problem and Watch-list. The allowance for loans is calculated by applying historical loss factors to outstanding Non-problem loans within each loan type. The loss factors represent either the average of the last four years' losses or, in some cases, the most recent year's loss experience if in Management's judgement that loss rate is more representative of current trends in a particular loan type. The allocation of the allowance on Non-problem loans is based on estimates of losses inherent in this portfolio, which have not yet been specifically identified in the Company's problem loan rating process. Watch-list loans include any loans that have an internal credit review or regulatory rating of less than "pass", plus "pass" rated loans that are sound and collectible, but contain certain characteristics that require review by Management. The allowance associated with Watch-list loans is calculated by applying loss factors determined through a combination of a migration analysis and an average of the last four years' loss experience, both of which are specific to Watch-list loans. The migration analysis is performed periodically and measures losses in relation to the internal risk ratings assigned to loans. Additionally, certain Watch-list loans (generally large commercial credits that the Company considers to be impaired) are specifically reviewed. This specific review considers estimates of future cash flows, fair values of collateral and other indicators of the borrowers' ability to repay the loan.

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

     The Company's loan portfolio has historically experienced an annual growth rate in excess of our peers. While the Company strives to use prudent underwriting and credit management standards, such growth and related underwriting risks can lead to increased losses that are not realized until after period end. Additionally, loans acquired through the various business combinations carry additional credit risk due to uncertainties associated with the underwriting process and deviations from the Company's credit underwriting standards at the acquired institutions. The Company is also subject to risk associated with certain industry concentrations. Commercial real estate mortgage loans represent the Company's largest concentration and although this segment of the portfolio has performed well in recent years, Management considers the associated risk within the commercial real estate portfolio as part of the other risk elements. The Company has established a sound credit policy, which guides the manner in which loans are underwritten. Exceptions from this policy may be necessary to facilitate the lending process. The associated exception risk has also been considered in computing the allowance.

     The allowance allocated to Watch-list loans at December 31, 2001 totaled $170.5 million, and the allowance allocated to Non-problem loans totaled $312.6 million.

     Based on the methodology outlined above, the total allowance for loan losses was $483.1 million at December 31, 2001 and $450.3 million at December 31, 2000. As a percentage of outstanding loans, the allowance for loan losses was 1.45%, compared to the December 31, 2000 level of 1.43%. Net charge-offs during 2001 totaled $111.6 million, an increase of $18.4 million from the 2000 level.

ALLOWANCE FOR LOAN LOSSES (TABLE 7)

     The following table summarizes information concerning the allowance for loan losses:

                                                         YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                          2001        2000        1999        1998        1997
                                        ---------   ---------   ---------   ---------   ---------
                                                              (IN MILLIONS)
Loans outstanding at year end, net of
  unearned income....................   $33,422.6   $31,396.2   $31,697.8   $27,317.5   $22,474.8
                                        =========   =========   =========   =========   =========
Average loans outstanding, net of
  unearned income....................   $32,250.7   $32,022.6   $29,307.9   $24,609.0   $20,888.9
                                        =========   =========   =========   =========   =========
                                                             (IN THOUSANDS)
Balance beginning of year............   $ 450,348   $ 442,343   $ 377,525   $ 315,471   $ 269,863
Loans charged-off:
  Commercial, financial and
     agricultural....................      67,694      50,572      47,612      18,131      20,992
  Real estate construction...........          15          34         421          18         105
  Commercial real estate mortgage....       2,168         191         270         894       1,131
  Residential real estate mortgage...       8,799       6,632       3,393       3,510       4,301
  Loans to individuals...............      47,082      48,274      49,406      49,744      36,374
                                        ---------   ---------   ---------   ---------   ---------
          Total charge-offs..........     125,758     105,703     101,102      72,297      62,903
                                        ---------   ---------   ---------   ---------   ---------
Recoveries of loans previously
  charged-off:
  Commercial, financial and
     agricultural....................       5,265       3,278       5,239       4,936       4,145
  Real estate construction...........          21           0           0          41           0
  Commercial real estate mortgage....          18          21          12          50         513
  Residential real estate mortgage...       1,406       1,372         376         328         271
  Loans to individuals...............       7,440       7,869       9,126       8,673       6,195
                                        ---------   ---------   ---------   ---------   ---------
          Total recoveries...........      14,150      12,540      14,753      14,028      11,124
                                        ---------   ---------   ---------   ---------   ---------
Net loans charged-off................     111,608      93,163      86,349      58,269      51,779
Additions to allowance charged to
  expense............................     118,293      92,827     141,249      94,796      90,613
Subsidiaries' allowance at date of
  purchase...........................      26,091       8,341       9,918      25,527       6,774
                                        ---------   ---------   ---------   ---------   ---------
Balance end of year..................   $ 483,124   $ 450,348   $ 442,343   $ 377,525   $ 315,471
                                        =========   =========   =========   =========   =========
Allowance for loan losses,
  end of year:
  Commercial, financial and
     agricultural....................   $ 205,314   $ 201,459   $ 164,501   $ 135,343   $ 110,925
  Real estate construction...........      50,060      45,879      51,784      38,200      21,568
  Commercial real estate mortgage....      86,458      71,533      79,910      72,996      44,617
  Residential real estate mortgage...      33,209      26,500      25,221      25,630      44,867
  Loans to individuals...............      60,107      61,480      65,838      67,603      68,258
  Unallocated portion of reserve.....      47,976      43,497      55,089      37,753      25,236
                                        ---------   ---------   ---------   ---------   ---------
     Balance end of year.............   $ 483,124   $ 450,348   $ 442,343   $ 377,525   $ 315,471
                                        =========   =========   =========   =========   =========

                                          2001        2000        1999        1998        1997
                                        ---------   ---------   ---------   ---------   ---------
Ratios:
  Allowance to net loans
     outstanding.....................        1.45%       1.43%       1.40%       1.38%       1.40%
  Net loans charged-off to net
     average loans...................        0.35        0.29        0.29        0.24        0.25
  Provision for loan losses to net
     charge-offs.....................      105.99       99.64      163.58      162.69      175.00
  Provision for loan losses to net
     average loans...................        0.37        0.29        0.48        0.39        0.43
  Allowance to net average loans.....        1.50        1.41        1.51        1.53        1.51

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

     At December 31, 2001, total securities were $10,499.5 million, consisting of available-for-sale securities of $9,954.8 million and securities classified as held-to-maturity of $544.7 million. Available-for-sale securities increased 43% from the year-end 2000 levels. During 2001, the Company experienced calls of both available-for-sale and held-to-maturity U.S. Government agency securities of approximately $4.6 billion as a result of significant changes in market interest rates. Funds received from these calls were reinvested primarily in mortgage-backed pass-through securities, which the Company has classified as available-for-sale. Additional calls of U.S. Government agency securities are possible given the current and expected rate environment; however, the volume of calls will be much lower given the relatively low remaining investment in these securities. Also, there is no impairment of the Company's securities portfolio related to the declining interest rate environment.

     For available-for-sale securities, the fair value exceeded the amortized cost by $78.8 million, resulting in an after-tax credit to stockholders' equity of $57.5 million at December 31, 2001. This unrealized gain compares to a net of tax unrealized loss of $12.2 million at December 31, 2000. The increase in fair values relative to amortized cost reflects the declining interest rate environment during 2001. At December 31, 2001, the fair value of held-to-maturity securities exceeded the amortized cost by $17.6 million, compared to an unrealized loss of $17.9 million at December 31, 2000.

     At December 31, 2001, the gross unrealized gains for the entire securities portfolio were $132.8 million and gross unrealized losses were $36.3 million. During 2001, proceeds from sales of available-for-sale securities were $476.3 million and resulted in gross gains of $7.0 million and gross losses of $0.5 million. Gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on future income, liquidity or capital resource trends.

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES (TABLE 8)

     The following table provides an analysis of amortized cost and fair value of available-for-sale securities and held-to-maturity securities as well as their contractual maturities and year-end yields at December 31, 2001:

                                              AVAILABLE-FOR-SALE SECURITIES     HELD-TO-MATURITY SECURITIES
                                             -------------------------------   -----------------------------
                                             AMORTIZED     FAIR     YEAR-END   AMORTIZED    FAIR    YEAR-END
                                               COST       VALUE      YIELD       COST      VALUE     YIELD
                                             ---------   --------   --------   ---------   ------   --------
                                                                  (DOLLARS IN MILLIONS)
U.S. Treasury:
  Within one year..........................  $   18.0    $   18.3     6.52%     $  1.0     $  1.0     5.90%
  One to five years........................      20.2        20.2     4.53         1.5        1.6     6.18
  Five to ten years........................       0.0         0.0      0.0         0.0        0.0     0.00
  More than ten years......................       0.0         0.0      0.0         0.0        0.0     0.00
                                             --------    --------    -----      ------     ------    -----
         Totals............................      38.2        38.5     5.45         2.5        2.6     6.07
                                             --------    --------    -----      ------     ------    -----
U.S. Government Agencies:
  Within one year..........................      11.0        11.1     5.70         2.6        2.6     5.01
  One to five years........................      16.0        16.5     5.67        22.5       23.6     6.28
  Five to ten years........................     309.1       305.0     5.91         0.5        0.5     3.41
  More than ten years......................       0.4         0.5     7.37         0.0        0.0     0.00
                                             --------    --------    -----      ------     ------    -----
         Totals............................     336.5       333.1     5.90        25.6       26.7     6.11
                                             --------    --------    -----      ------     ------    -----
States and Political Subdivisions:
  Within one year..........................       1.8         1.9     7.01         6.5        6.6     9.92
  One to five years........................       9.7        10.1    10.12        10.4       10.6     9.78
  Five to ten years........................     177.5       180.9     7.09        21.6       24.5    10.87
  More than ten years......................     130.5       131.3     6.96        16.6       17.0     6.95
                                             --------    --------    -----      ------     ------    -----
         Totals............................     319.5       324.2     7.14        55.1       58.7     9.37
                                             --------    --------    -----      ------     ------    -----
Other Debt Securities:
  Within one year..........................      40.8        41.0     2.05         0.1        0.2     6.78
  One to five years........................      26.5        27.5     6.78        43.5       46.2     7.50
  Five to ten years........................      26.4        21.9     6.77        77.2       80.6     7.42
  More than ten years......................       4.7         4.6     6.66        34.6       32.7     7.20
                                             --------    --------    -----      ------     ------    -----
         Totals............................      98.4        95.0     6.18       155.4      159.7     7.42
                                             --------    --------    -----      ------     ------    -----
Total Debt Securities:
  Within one year..........................      71.6        72.3     3.87        10.2       10.4     8.25
  One to five years........................      72.4        74.3     6.37        77.9       82.0     7.43
  Five to ten years........................     513.0       507.8     6.37        99.3      105.6     8.15
  More than ten years......................     135.6       136.4     6.95        51.2       49.7     7.12
                                             --------    --------    -----      ------     ------    -----
         Totals............................     792.6       790.8     6.42       238.6      247.7     7.71
                                             --------    --------    -----      ------     ------    -----
Collateralized Mortgage Obligations and
  Mortgage-backed Securities...............   8,719.1     8,799.7     6.73       306.1      314.6     7.10
Equity Securities..........................     364.3       364.3       --         0.0        0.0       --
                                             --------    --------    -----      ------     ------    -----
         Total securities..................  $9,876.0    $9,954.8     6.70%     $544.7     $562.3     7.37%
                                             ========    ========    =====      ======     ======    =====

---------------

Notes:

(1) Yields on tax-exempt obligations have been computed on a fully taxable equivalent basis.
(2) Scheduled maturities of collateralized mortgage obligations and mortgage-backed securities have been excluded since their actual maturity may differ due to the uncertain repayment rates of the underlying mortgage assets and other elements within the securities that have an effect on their ultimate maturity. As of December 31, 2001, the anticipated average maturity of collateralized mortgage obligations and mortgage-backed securities was approximately 5.0 years.

SHORT-TERM INVESTMENTS

     At December 31, 2001, total short-term investments were $929.0 million, an increase of $470.3 million from the $458.7 million level at year-end 2000. The majority of the increase in short-term investments relates to loans held for sale, which have increased in correlation to the increase in mortgage loan production during 2001 due to low mortgage interest rates. At year-end 2001, short-term investments included $28.2 million in federal funds sold and securities purchased under resale agreements, $5.8 million in interest-bearing deposits with other banks, trading securities of $107.3 million, and loans held for sale of $787.7 million. Securities held for trading purposes are primarily inventory at the Company's brokerage subsidiary and are carried at fair value. Loans held for sale primarily include 1-4 family mortgage loans in the process of being securitized and sold to third party investors.

     The Company's Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position, in determining desired balances of short-term investments and alternative uses of such funds.

FUNDING

     Total deposits and borrowed funds at December 31, 2001 were $44.0 billion, up 7% from the 2000 level of $41.2 billion. The Company's overall funding level is governed by current and expected asset demand and capital needs. The Company's funding sources can be divided into four broad categories: deposits, short-term borrowings, Federal Home Loan Bank advances and long-term debt. The mixture of these funding types depends upon the Company's maturity and liquidity needs, the current rate environment, and the availability of such funds.

     The Company monitors certain ratios and liability concentrations to ensure funding levels are maintained within established policies. These policies include a maximum short-term liability to total asset ratio of 40% and a limit on funding concentrations from any source, excluding deposits, as a percent of total assets of 20%. Various maturity limits have also been established.

     Deposits are the Company's primary source of funding. At December 31, 2001, total deposits were $32,634.1 million, an increase of 6% from the 2000 level of $30,702.5 million. During 2001, the Company acquired deposits of financial institutions totaling approximately $1,536.4 million, and the fair value of deposits hedged increased $47.6 million. The remaining $347.6 million increase in deposits during 2001 represents an internal growth rate of 1%. Though total deposits remained relatively flat, core deposits increased 16% during 2001 when compared to 2000.

     The largest portion of the increase in total deposits was in consumer time and savings, which increased 17% to $19,277.9 million. Time deposits of $100,000 and over decreased 13% to $8,963.9 million at December 31, 2000.
Non-interest-bearing deposits increased 13% to $4,392.3 million.
Non-interest-bearing deposits accounted for 13% of total deposits at December 31, 2001 and 2000.

DEPOSITS (TABLE 9)

     The average daily balance of deposits and rates paid on such deposits are summarized for the last three years in the following table:

                                                         YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                                2001               2000               1999
                                          ----------------   ----------------   ----------------
                                           AMOUNT     RATE    AMOUNT     RATE    AMOUNT     RATE
                                          ---------   ----   ---------   ----   ---------   ----
                                                              (IN MILLIONS)
Demand deposits:
  Non-interest-bearing..................  $ 3,732.3          $ 3,574.9          $ 3,390.4
  Interest-bearing......................    3,407.5   1.86%    3,259.4   2.27%    3,201.6   1.94%
Savings deposits........................    2,078.0   2.37     2,108.0   2.94     2,344.8   2.84
Time deposits...........................   20,560.5   4.69    20,059.9   5.77    16,876.1   4.94
                                          ---------          ---------          ---------
          Totals........................  $29,778.3          $29,002.2          $25,812.9
                                          =========          =========          =========

     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2001, are summarized as follows:

                                                                  TIME        OTHER
                                                              CERTIFICATES     TIME
                                                               OF DEPOSIT    DEPOSITS    TOTAL
                                                              ------------   --------   --------
                                                                        (IN MILLIONS)
Within three months.........................................    $2,312.2     $3,264.9   $5,577.1
After three through six months..............................     1,832.6        132.9    1,965.5
After six through twelve months.............................       990.4          0.0      990.4
After twelve months.........................................       330.6        100.3      430.9
                                                                --------     --------   --------
          Totals............................................    $5,465.8     $3,498.1   $8,963.9
                                                                ========     ========   ========

     Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and miscellaneous other short-term borrowings. Short-term borrowings have become an important funding source to the Company. Access to alternative short-term funding sources allows the Company to meet its liquidity needs without relying solely on increasing deposits on a short-term basis, which could have the effect of increasing deposit rates on a substantial portion of the deposit base in order to obtain an incremental level of funding.

     Total short-term borrowings decreased 6%, to $5,925.3 million at December 31, 2001 from $6,289.7 million at December 31, 2000. At December 31, 2001, total short-term borrowings included federal funds purchased of $3,416.5 million, securities sold under agreements to repurchase of $2,395.4 million, and other borrowed funds of $113.5 million. At year-end 2001, total short-term borrowings were 13% of total funding compared to 15% at December 31, 2000. Note I to the Consolidated Financial Statements, included elsewhere in this report, includes additional information relating to outstanding balances and rates on short-term borrowings.

     The Company uses Federal Home Loan Bank ("FHLB") advances as an alternative to other funding sources with similar maturities. FHLB advances totaled $4,221.1 million at December 31, 2001, up $1,168.3 million from last year's level of $3,052.8 million. Approximately 53% of the year-end balance had floating interest rates, while 47% had fixed interest rates. Also, $1,970.0 million of FHLB advances outstanding at December 31, 2001 had fixed interest rates and were callable at the discretion of the FHLB. Of the $4,221.1 million outstanding at year-end 2001, $2,290.1 million have remaining maturities of less than five years, and substantially all of the remaining $1,931.0 million have remaining maturities through 2016. Note J to the Consolidated Financial Statements, included elsewhere in this report, includes additional information relating to outstanding balances and rates of FHLB advances.

     Long-term debt is used to provide funds to finance long-term assets and is an integral element of the Company's supplemental regulatory capital. Long-term debt consists primarily of subordinated notes and debentures. Long-term debt at December 31, 2001 totaled $1,263.4 million compared to $1,125.3 million at December 31, 2000, an increase of $138.1 million. During 2001, $200.0 million in Bank Notes were issued, $98.8 million of Bank Notes were called, the fair value adjustment related to long-term debt hedged increased $37.0 million, and $0.1 million in repayments were made. Note K to the Consolidated Financial Statements, included elsewhere in this report, provides details of long-term debt issues, scheduled maturities, and other terms of the debt agreements.

     For the year ended December 31, 2001, the Company's average long-term debt to equity ratio was 30.2% compared to 36.7% at December 31, 2000. Scheduled maturities of long-term debt are not expected to have a significant impact on the Company's liquidity. There are no plans at present to repay any significant amounts of outstanding indebtedness prior to the scheduled maturity.

LIQUIDITY

     Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business, including loan commitments, deposit withdrawals, liability maturities and ensuring that the Company is in a position to take advantage of investment opportunities in a timely and cost-efficient manner. The Funds Management group monitors the Company's liquidity position on a daily basis, and quarterly, the position is verified for adequacy by the Treasury Management Committee. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, the possible sale of available-for-sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits and the maturity structure of short-term borrowed funds. The Company also has accessibility to market sources of funds. The Consolidated Statements of Cash Flows, included elsewhere in this report, provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 2001.

     Table 5, included elsewhere in this report, shows scheduled loan maturities as of December 31, 2001. Approximately 33% of total loans mature within one year. Of the $22,531.0 million maturing after one year, $11,179.8 million or 50% had adjustable interest rates. Repayments of loans and scheduled loan maturities represent a substantial source of liquidity.

     The Company has $9,954.8 million in securities designated as available-for-sale. Though Management has no present plans to dispose of available-for-sale securities, such securities do represent saleable assets available to meet liquidity needs. Table 8, included elsewhere in this report, shows the maturity distribution of the Corporation's securities portfolio by major category. Note D to the Consolidated Financial Statements, included elsewhere in this report, includes an analysis of the amortized cost and fair value of the securities portfolio by contractual maturity, and an analysis of gross unrealized gains and gross unrealized losses in the securities portfolio at December 31, 2001 by major category.

     Core deposits, defined as total deposits less time deposits of $100,000 and over, constitute the Company's primary source of funding. The growth in core deposits, $3,251.4 million in 2001, provides additional liquidity. Table 9, included elsewhere in the report, details average balances of deposits by type, the weighted average rate paid by type, and a maturity distribution of deposits of $100,000 or more.

     Short-term funds secured from external sources include federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Average short-term borrowings during 2001 were $7,054.3 million and average short-term investments were $589.3 million, resulting in an average short-term borrowing position of $6,465.0 million in 2001. The Company also has an extensive capacity to borrow funds from the FHLB. At December 31, 2001, a $5.0 billion line of credit was available at the FHLB, but there are no outstanding borrowings at this time. In addition to these sources of funds, the Company is authorized to issue $5.0 billion in debt securities under shelf registrations that are already in existence, of which $876 million is outstanding.

     Having adequate credit ratings on debt issuances is essential to maintaining liquidity because it affects the Company's ability to attract funds from various sources on a cost competitive basis. The Company's subordinated notes and bank notes are rated Baa1 and A3, respectively by Moody's and BBB+ and A-, respectively by Standard & Poor's.

     The primary source of funds available to SouthTrust Corporation, the parent company, is payment of dividends from its subsidiary bank. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 2001, $569.7 million of the net assets of the Company's subsidiaries, primarily SouthTrust Bank, was available for payment as dividends without prior regulatory approval. Substantially all other net assets were restricted as to payments to the parent company.

     No trends in the sources or uses of cash by the Company are expected to have a significant impact on the Company's liquidity position. The Company believes that the level of liquidity is sufficient to meet current and future liquidity requirements.

ASSET AND LIABILITY RISK MANAGEMENT

     Market risk is the risk of loss due to adverse changes in financial instrument values or earnings fluctuation resulting from changes in market values. This includes changes in interest rates, foreign exchange rates, commodity prices and equity price risk. The Company's primary market risk is exposure to interest rate changes, which is discussed below. As the Company's trading portfolio is relatively insignificant, it does not pose significant market risk and therefore separate disclosure is not presented below. See Note M to the Consolidated Financial Statements, included elsewhere in this report, for a detailed description of the accounting policies used for derivatives, which are used to mitigate interest rate risk.

     Interest rate risk management strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. It is through these strategies that the Company seeks to manage the maturity and repricing characteristics of its balance sheet. Interest rate risk management is administered through the Company's Treasury Management group, which operates under policies established by the Treasury Management Committee of the Company's board of directors. This committee, which meets monthly, reviews interest rate risk, liquidity, capital positions, derivative positions, and off-balance sheet commitments to extend credit to be held in the portfolio. Interim oversight of the treasury management function is administered by the Treasury Management manager through regular meetings with the Company's chief financial officer and other executive management. All decisions are made within established risk management guidelines and strategies.

     The modeling techniques used by SouthTrust simulate changes in net interest income under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, prepayment estimates, and the scheduled repricing and maturing volumes and rates of the existing balance sheet. Actual financial results may differ from simulated results because of many factors including but not limited to the timing, magnitude and frequency in changes in interest rates, market conditions, and management strategies.

     The following table illustrates the expected effect a given parallel interest rate shift would have on the projected net interest income of the Company as of December 31, 2001 and 2000:

                                                              CHANGE IN NET INTEREST
                                                                      INCOME
                                                              -----------------------
CHANGE IN INTEREST RATES                                          $              %
------------------------                                      ----------      -------
                                                              (DOLLARS IN THOUSANDS)
2001
  + 100 basis points........................................   $  3,657         0.20%
  - 100 basis points........................................     (1,877)       (0.10)

2000
  + 100 basis points........................................   $(68,061)       (4.62)%
  - 100 basis points........................................     32,503         2.21

     The reduction in the Company's interest rate sensitivity during 2001 can be attributed to several factors. First, during 2001, over 85% of new and renewed commercial loans had variable interest rates. Therefore, the proportion of variable rate loans to total loans is much higher as of December 31, 2001 when compared to December 31, 2000. Also, a 16% growth in core deposits during 2001 helped lessen the Company's reliance on wholesale funding sources. In addition, most fixed rate callable U.S. Government agency securities were replaced with mortgage-backed securities with monthly cash flows. Finally, some of the Company's FHLB advances have interest rate floors. In the current rate environment, rates are far below these interest rate floors. Therefore, any changes in interest rates will have a minimal impact on the rates paid on these instruments in the near term.

     The following table is an analysis of the Company's interest rate sensitivity position at December 31, 2001 and 2000. The interest rate sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate sensitivity gap. Factors considered are the contractual terms of the underlying obligations, including derivatives such as interest rate swaps, as well as Management's estimates of prepayment patterns and interest sensitivity of core deposits. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change. In addition, significant variations in interest rate sensitivity may exist within the repricing periods presented in which the Company has interest rate positions.

INTEREST RATE SENSITIVITY ANALYSIS (TABLE 10)

                                                                         DECEMBER 31, 2001
                                  -----------------------------------------------------------------------------------------------
                                    0-30        31-90      91-180      181-365       1-5       OVER 5    NON-INTEREST
                                    DAYS        DAYS        DAYS        DAYS        YEARS      YEARS      SENSITIVE       TOTAL
                                  ---------   ---------   ---------   ---------   ---------   --------   ------------   ---------
                                                                           (IN MILLIONS)
Variable-rate commercial and
 real estate loans..............  $15,126.6   $ 1,143.7   $   247.3   $   332.7   $   755.3   $   88.7    $     0.0     $17,694.3
Fixed-rate commercial and real
 estate loans...................      261.0       390.9       611.8     1,068.2     6,286.3    2,171.8          0.0      10,790.0
Other loans.....................    2,266.7       499.2       248.7       398.2     1,367.5      158.0          0.0       4,938.3
                                  ---------   ---------   ---------   ---------   ---------   --------    ---------     ---------
       Total loans..............   17,654.3     2,033.8     1,107.8     1,799.1     8,409.1    2,418.5          0.0      33,422.6
Securities......................      846.3       368.9       537.2       966.1     4,078.6    3,702.4          0.0      10,499.5
Other interest-earning assets...      332.4       596.6         0.0         0.0         0.0        0.0          0.0         929.0
                                  ---------   ---------   ---------   ---------   ---------   --------    ---------     ---------
 Total interest-earning
   assets.......................   18,833.0     2,999.3     1,645.0     2,765.2    12,487.7    6,120.9          0.0      44,851.1
Allowance for loan losses.......        0.0         0.0         0.0         0.0         0.0        0.0       (483.1)       (483.1)
Other assets....................        0.0         0.0         0.0         0.0         0.0        0.0      4,386.4       4,386.5
                                  ---------   ---------   ---------   ---------   ---------   --------    ---------     ---------
       Total assets.............  $18,833.0   $ 2,999.3   $ 1,645.0   $ 2,765.2   $12,487.7   $6,120.9    $ 3,903.4     $48,754.5
                                  =========   =========   =========   =========   =========   ========    =========     =========
Non-interest-bearing demand
 deposits.......................        0.0   $     0.0   $     0.0   $     0.0   $     0.0   $    0.0    $ 4.392.3     $ 4,392.3
Interest-bearing demand
 deposits.......................      571.0     1,595.6         0.0         0.0     1,770.2        0.0          0.0       3,936.8
Money market deposits...........      753.0     2,259.0         0.0         0.0     2,008.0        0.0          0.0       5,020.0
Savings deposits................      226.9         0.0         0.0         0.0     2,041.9        0.0          0.0       2,268.8
Time deposits under $100,000....      941.4     1,762.3     1,562.3     1,631.8     2,147.3        7.2          0.0       8,052.3
Other time deposits.............    4,043.2     1,728.1     1,742.8       937.4       493.4       19.0          0.0       8,963.9
                                  ---------   ---------   ---------   ---------   ---------   --------    ---------     ---------
       Total deposits...........    6,535.5     7,345.0     3,305.1     2,569.2     8,460.8       26.2      4,392.3      32,634.1
Short-term borrowings...........    4,591.5       492.8       439.6       401.4         0.0        0.0          0.0       5,925.3
FHLB advances...................    1,650.0       700.1         0.0         0.0        40.0    1,831.0          0.0       4,221.1
Long-term debt..................      200.0        25.0         0.0         0.0       301.1      737.3          0.0       1,263.4
Other liabilities...............        0.0         0.0         0.0         0.0         0.0        0.0        748.2         748.2
Stockholders' equity............        0.0         0.0         0.0         0.0         0.0        0.0      3,962.4       3,962.4
                                  ---------   ---------   ---------   ---------   ---------   --------    ---------     ---------
       Total liabilities and
         stockholders' equity...  $12,977.0   $ 8,562.9   $ 3,744.7   $ 2,970.6   $ 8,801.9   $2,594.5    $ 9,102.9     $48,754.5
                                  =========   =========   =========   =========   =========   ========    =========     =========
Interest rate gap...............  $ 5,856.0   $(5,563.6)  $(2,099.7)  $  (205.4)  $ 3,685.8   $3,526.4     (5,199.5)
Effect of interest rate swaps...      110.0      (844.5)     (227.5)     (395.0)      792.0      565.0
                                  ---------   ---------   ---------   ---------   ---------   --------
Cumulative interest rate gap....  $ 5,966.0   $  (442.1)  $(2,769.3)  $(3,369.7)  $ 1,108.1   $5,199.5
                                  =========   =========   =========   =========   =========   ========
Cumulative gap as a percentage
 of interest-earning assets --
December 31, 2001...............      13.30%      (0.99)%     (6.17)%     (7.51)%      2.47%     11.59%
December 31, 2000...............       3.25      (15.06)     (19.50)     (20.86)      (8.91)     10.95

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

     Stockholders' equity at December 31, 2001 was $3,962.4 million or 8.13% of year-end assets compared to $3,352.5 million or 7.43% in 2000. During 2001, net income added $554.5 million to stockholders' equity and dividends declared totaled $191.9 million, resulting in an internal common equity generation rate of 9.9% in 2001 compared to 10.2% in 2000.

     During 2001, sales of common stock through the Employee Discount Stock Purchase Plan and the Long-term Incentive Plan totaled 827,521 shares and added $9.4 million to equity. During 2001, 13,485,480 shares were issued in business combinations and added $290.4 million to equity. Other comprehensive income resulted in a net increase to equity of $103.2 million for the year ended December 31, 2001, compared to a net increase of $96.8 million for the year ended December 31, 2000.

     During the year ended December 31, 2001, treasury stock purchases of 6,147,256 shares reduced equity by $155.7 million. All treasury stock purchases during 2001 were made within the prescribed limitations of Rule 10(b)(18) of the Securities Exchange Act of 1934. These treasury stock purchases relate primarily to purchase acquisitions during 2001 where SouthTrust Corporation common stock was issued to the target corporation's shareholders. Approximately half of the total number of shares issued in these acquisitions were repurchased in the open market to reduce the total shares outstanding, thereby reducing related earnings per share dilution. For future business combinations, such repurchases may continue as market conditions permit.

     The annual dividend rate during 2001 was $0.56 per share, representing a 12% increase over 2000. For 2002, the indicated annual dividend rate is $0.68 per share, marking the thirty-second consecutive year in which SouthTrust has increased its dividend. The dividend payout ratio during 2001 was 34.6%. Item 5, included elsewhere in this report, includes a five-year history of the dividend payout ratio.

     The Federal Reserve Board, which is the regulatory agency governing bank holding companies, sets guidelines for determining ratios to aid in the analysis and determination of capital levels required to support a company's operations. Likewise, the FDIC prescribes various minimum levels of capital that must be held by the Company's subsidiary bank. The Federal Reserve Board and the FDIC have adopted risk-based capital guidelines that incorporate factors weighing the relative credit risk of assets and items with off-balance sheet exposure. The guidelines also define regulatory capital, placing strong emphasis on the equity components of regulatory capital.

     The rules require a minimum risk-based capital ratio of 8%, at least one-half of which must be made up of Core or Tier 1 capital elements. Tier 1 capital generally consists of common stock, capital surplus and retained earnings less treasury stock, certain intangible assets and accumulated other comprehensive income. Total risk-based capital includes Tier 1 capital, Tier 2 capital elements that consist of certain subordinated debt and the allowance for loan losses subject to certain limitations, and Tier 3 capital, which includes qualifying, unsecured subordinated debt. Tier 3 capital guidelines are only applicable to institutions that exceed certain prescribed trading activity thresholds. Currently, the Company is not subject to the Tier 3 capital requirements. The guidelines also impose a leverage requirement, defined as the ratio of Tier 1 capital to quarter average assets subject to certain adjustments. The leverage ratio generally must exceed 4%. At December 31, 2001, SouthTrust had a total risk-based capital ratio of 10.97%, consisting of Tier 1 capital elements of 7.71% and Tier 2 capital elements of 3.26%. The leverage ratio was 6.57% as of year-end 2001. The Federal Deposit Insurance Corporation Improvement Act of 1995 provided further guidance as to capital levels to be maintained by insured depository institutions and corresponding supervisory treatments. Under these guidelines, the subsidiary bank is considered "well capitalized," the highest of the five supervisory groupings, with a Tier 1 ratio of 8.23% and a total ratio of 11.13% as of December 31, 2001.

     During the fourth quarter of 2001, the federal banking agencies issued a final rule to revise the regulatory capital treatment of recourse, direct credit substitutes and residual interests in asset securitizations. This rule is effective January 1, 2002, and any transaction covered by this final rule that is settled on or after the effective date is subject to the capital requirements established by the rule. Conversely, companies that enter into transactions prior to the effective date of the rule that result in increased regulatory capital requirements may delay the application of this rule to those transactions until December 31, 2002.

CAPITAL POSITION (TABLE 11)

     The following are the Company's risk-based capital ratios for the years ended December 31:

                                                               DECEMBER 31,
                                                              --------------
                                                              2001     2000
                                                              -----    -----
Tier 1 capital ratio........................................   7.71%    7.42%
Supplemental capital element................................   3.26     3.56
                                                              -----    -----
          Total risk-based capital ratio....................  10.97%   10.98%
                                                              =====    =====
Leverage ratio..............................................   6.57%    6.33%
                                                              =====    =====

QUARTERLY INCOME INFORMATION (TABLE 12)

     The Company's unaudited consolidated operating results for each quarter of 2001 and 2000 are summarized in the table below:

                                                          2001                                        2000
                                        -----------------------------------------   -----------------------------------------
                                                   THREE MONTHS ENDED                          THREE MONTHS ENDED
                                        -----------------------------------------   -----------------------------------------
                                         DEC 31    SEPT 30     JUN 30     MAR 31     DEC 31    SEPT 30     JUN 30     MAR 31
                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income.......................  $732,037   $782,374   $811,852   $844,497   $874,366   $862,571   $841,644   $815,507
Interest expense......................   318,634    392,614    437,835    493,575    535,123    523,040    490,841    459,347
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net interest income...................   413,403    389,760    374,017    350,922    339,243    339,531    350,803    356,160
Provision for loan losses.............    39,334     30,400     25,748     22,811     19,530     18,453     24,182     30,662
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net interest income after provision
  for loan losses.....................   374,069    359,360    348,269    328,111    319,713    321,078    326,621    325,498
Non-interest income (excluding
  securities transactions)............   156,795    138,787    138,594    130,348    126,109    158,584    119,143    112,915
Securities gains (losses).............     3,983        643      1,867         12         46    (11,598)       (77)       561
Non-interest expense..................   317,553    285,594    283,219    267,002    265,565    289,203    268,816    263,612
                                        --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes............   217,294    213,196    205,511    191,469    180,303    178,861    176,871    175,362
Income tax expense....................    72,382     71,114     67,893     61,613     57,553     57,241     56,999     57,274
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net income............................  $144,912   $142,082   $137,618   $129,856   $122,750   $121,620   $119,872   $118,088
                                        ========   ========   ========   ========   ========   ========   ========   ========
Net income per share -- basic.........  $   0.42   $   0.41   $   0.41   $   0.38   $   0.36   $   0.36   $   0.36   $   0.35
Net income per share -- diluted.......      0.42       0.41       0.40       0.38       0.36       0.36       0.36       0.35
Dividends declared per share..........      0.14       0.14       0.14       0.14      0.125      0.125      0.125      0.125

CAPITAL STOCK (TABLE 13)

                                                                       STOCK MARKET
                                                     BOOK VALUE        PRICE RANGE
                                                    PER SHARE AT     ----------------    DIVIDENDS
                                                    END OF PERIOD     LOW       HIGH     PER SHARE
                                                    -------------    ------    ------    ---------
2001
  First Quarter...................................     $10.39        $19.25    $24.44     $ 0.14
  Second Quarter..................................      10.59         21.69     26.44       0.14
  Third Quarter...................................      11.38         19.97     27.18       0.14
  Fourth Quarter..................................      11.44         21.69     25.93       0.14
          Year....................................                    19.25     27.18       0.56
2000
  First Quarter...................................     $ 8.85        $10.44    $18.53     $0.125
  Second Quarter..................................       9.11         11.25     15.19      0.125
  Third Quarter...................................       9.48         11.31     16.07      0.125
  Fourth Quarter..................................       9.92         13.75     20.53      0.125
          Year....................................                    10.44     20.53       0.50

SIX-YEAR CONDENSED BALANCE SHEETS (TABLE 14)

                                                                                                                  GROWTH RATES
                                                                                                               ------------------
                                                                                                                ONE     FIVE-YEAR
                                         2001        2000        1999        1998        1997        1996       YEAR    COMPOUND
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------   ---------
                                                                   (IN MILLIONS)
AVERAGE BALANCES:
  Loans, net of unearned income......  $32,250.7   $32,022.6   $29,307.9   $24,609.0   $20,888.9   $16,885.4     0.71%    13.82%
  Available-for-sale securities......    8,665.5     5,343.4     4,420.3     3,340.0     3,272.1     2,825.5    62.17     25.12
  Held-to-maturity securities........    1,601.8     2,988.4     2,863.6     2,735.6     2,227.4     1,721.9   (46.40)    (1.44)
  Short-term investments:
    Federal funds sold and securities
      purchased under resale
      agreements.....................       31.0        49.7        53.2        34.5        28.3        66.5   (37.63)   (14.16)
    Interest-bearing deposits in
      other banks....................        2.1         0.8         1.2         1.1        18.0        17.5   162.50    (34.56)
    Trading securities...............       80.8        58.8        54.7        43.5        30.3        15.4    37.41     39.31
    Loans held for sale..............      475.4       312.6       406.1       644.1       304.7       242.6    52.08     14.40
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total short-term
          investments................      589.3       421.9       515.2       723.2       381.3       342.0    39.68     11.50
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total interest-earning
          assets.....................   43,107.3    40,776.3    37,107.0    31,407.8    26,769.7    21,774.8     5.72     14.64
Allowance for loan losses............     (465.1)     (453.5)     (407.0)     (350.1)     (298.2)     (239.3)    2.56     14.21
Other assets.........................    3,869.4     3,736.1     3,538.5     3,039.6     2,000.9     1,748.5     3.57     17.22
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total assets.................  $46,511.6   $44,058.9   $40,238.5   $34,097.3   $28,472.4   $23,284.0     5.57%    14.84%
                                       =========   =========   =========   =========   =========   =========   ======    ======
Deposits:
  Interest-bearing...................  $26,046.0   $25,427.3   $22,422.5   $19,155.8   $15,675.2   $13,607.5     2.43%    13.87%
  Other..............................    3,732.3     3,574.9     3,390.4     2,916.7     2,477.2     2,270.5     4.40     10.45
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total deposits...............   29,778.3    29,002.2    25,812.9    22,072.5    18,152.4    15,878.0     2.68     13.40
Federal funds purchased and other
  short-term borrowed funds..........    7,054.3     7,213.7     6,945.8     4,976.5     4,834.8     3,636.7    (2.21)    14.17
Federal Home Loan Bank advances......    4,130.2     3,047.3     3,043.2     2,767.5     2,107.6     1,088.3    35.54     30.57
Long-term debt.......................    1,110.9     1,125.4     1,121.6     1,204.1       986.8       696.6    (1.29)     9.78
Other liabilities....................      764.8       601.7       501.0       529.8       439.6       384.8    27.11     14.73
Stockholders' equity.................    3,673.1     3,068.6     2,814.0     2,547.2     1,951.2     1,599.6    19.70     18.09
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total liabilities and
          stockholders' equity.......  $46,511.6   $44,058.9   $40,238.5   $34,097.3   $28,472.4   $23,284.0     5.57%    14.84%
                                       =========   =========   =========   =========   =========   =========   ======    ======
YEAR-END BALANCES:
Loans, net of unearned income........  $33,422.6   $31,396.2   $31,697.8   $27,317.5   $22,474.8   $19,331.1     6.45%    11.57%
Available-for-sale securities........    9,954.8     6,978.5     5,061.0     3,802.7     2,917.1     2,859.0    42.65     28.34
Held-to-maturity securities..........      544.7     3,026.6     2,987.0     2,988.4     2,557.2     1,956.6   (82.00)   (22.57)
Short-term investments:
  Federal funds sold and securities
    purchased under resale
    agreements.......................       28.2        43.3        46.4        76.3        49.2        12.2   (34.87)    18.24
  Interest-bearing deposits in other
    banks............................        5.8         1.0         0.4         0.5         0.2         4.2   480.00      6.67
  Trading securities.................      107.3        71.4        69.5        73.2        58.8        17.8    50.28     43.23
  Loans held for sale................      787.7       343.0       251.8       707.6       403.8       191.3   129.65     32.72
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total short-term
          investments................      929.0       458.7       368.1       857.6       512.0       225.5   102.53     32.73
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total interest-earning
          assets.....................   44,851.1    41,860.0    40,113.9    34,966.2    28,461.1    24,372.2     7.15     12.97
Allowance for loan losses............     (483.1)     (450.4)     (442.3)     (377.5)     (315.5)     (269.9)    7.26     12.35
Other assets.........................    4,386.5     3,736.9     3,590.9     3,545.1     2,760.8     2,120.9    17.38     15.64
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total assets.................  $48,754.5   $45,146.5   $43,262.5   $38,133.8   $30,906.4   $26,223.4     7.99%    13.21%
                                       =========   =========   =========   =========   =========   =========   ======    ======
Deposits:
  Interest-bearing...................  $28,241.8   $26,808.4   $24,182.1   $21,373.5   $16,754.7   $14,725.1     5.35%    13.91%
  Other..............................    4,392.3     3,894.1     3,557.2     3,466.4     2,831.9     2,580.4    12.79     11.22
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total deposits...............   32,634.1    30,702.5    27,739.3    24,839.9    19,586.6    17,305.5     6.29     13.53
Federal funds purchased and other
  short-term borrowed funds..........    5,925.3     6,289.7     7,397.0     6,113.0     4,750.4     4,071.0    (5.79)     7.80
Federal Home Loan Bank advances......    4,221.1     3,052.8     3,530.3     2,780.4     2,782.4     1,744.2    38.27     19.33
Long-term debt.......................    1,263.4     1,125.3     1,125.5     1,154.9     1,106.4       983.2    12.27      5.14
Other liabilities....................      748.2       623.7       543.0       507.3       486.0       384.4    19.96     14.25
Stockholders' equity.................    3,962.4     3,352.5     2,927.4     2,738.3     2,194.6     1,734.9    18.19     17.96
                                       ---------   ---------   ---------   ---------   ---------   ---------   ------    ------
        Total liabilities and
          stockholders' equity.......  $48,754.5   $45,146.5   $43,262.5   $38,133.8   $30,906.4   $26,223.2     7.99%    13.21%
                                       =========   =========   =========   =========   =========   =========   ======    ======

SIX-YEAR SUMMARY OF EARNINGS (TABLE 15)

                                                                                                                  GROWTH RATES
                                                                                                               ------------------
                                                                                                                ONE     FIVE-YEAR
                                    2001         2000         1999         1998         1997         1996       YEAR    COMPOUND
                                 ----------   ----------   ----------   ----------   ----------   ----------   ------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans, including fees........  $2,450,000   $2,784,506   $2,386,713   $2,102,095   $1,831,156   $1,483,705   (12.01)%   10.55%
  Available-for-sale
    securities.................     568,357      370,628      286,701      210,489      215,015      179,920    53.35     25.87
  Held-to-maturity
    securities.................     111,881      204,945      196,169      192,345      157,165      117,835   (45.41)    (1.03)
  Federal funds sold and
    securities purchased under
    resale agreements..........       1,204        3,176        2,784        1,929        1,605        3,582   (62.09)   (19.59)
  Time deposits in other
    banks......................         172           70           30           65        1,072        1,015   145.71    (29.88)
  Trading securities...........       3,595        3,177        4,465        3,213        1,844          629    13.16     41.71
  Loans held for sale..........      35,551       27,586       29,585       47,326       24,395       17,534    28.87     15.18
                                 ----------   ----------   ----------   ----------   ----------   ----------   ------    ------
        Total interest
          income...............   3,170,760    3,394,088    2,906,447    2,557,462    2,232,252    1,804,220    (6.58)    11.94
                                 ----------   ----------   ----------   ----------   ----------   ----------   ------    ------
INTEREST EXPENSE:
  Deposits.....................   1,077,171    1,292,565      962,504      897,903      745,122      644,613   (16.66)    10.81
  Short-term borrowings........     277,382      456,093      353,281      264,980      266,816      194,159   (39.18)     7.40
  Federal Home Loan Bank
    advances...................     224,894      184,062      157,305      146,708      112,646       57,387    22.18     31.41
  Long-term debt...............      63,211       75,631       66,448       76,665       61,495       42,035   (16.42)     8.50
                                 ----------   ----------   ----------   ----------   ----------   ----------   ------    ------
        Total interest
          expense..............   1,642,658    2,008,351    1,539,538    1,386,256    1,186,079      938,194   (18.21)    11.85
                                 ----------   ----------   ----------   ----------   ----------   ----------   ------    ------
        Net interest income....   1,528,102    1,385,737    1,366,909    1,171,206    1,046,173      866,026    10.27     12.03
  Provision for loan losses....     118,293       92,827      141,249       94,796       90,613       90,027    27.43      5.61
                                 ----------   ----------   ----------   ----------   ----------   ----------   ------    ------
        Net interest income
          after provision for
          loan losses..........   1,409,809    1,292,910    1,225,660    1,076,410      955,560      775,999     9.04     12.68
                                 ----------   ----------   ----------   ----------   ----------   ----------   ------    ------
NON-INTEREST INCOME:
  Service charges on deposit
    accounts...................     236,291      212,917      186,374      159,888      125,529      109,213    10.98     16.69
  Mortgage banking
    operations.................      53,784       38,094       44,175       41,565       27,242       42,096    41.19      5.02
  Bank card fees...............      41,520       33,809       31,142       27,785       22,981       22,727    22.81     12.81
  Debit card fees..............      31,594       25,784       17,670        7,854        4,340            0    22.53        --
  Trust fees...................      32,603       32,116       30,254       27,704       24,529       21,886     1.52      8.30
  Investment fees..............      52,097       39,399       35,674       26,269       15,716       12,163    32.23     33.77
  Bank owned life insurance....      54,462       50,920       41,404       32,580          603            0     6.96        --
  Gains on loans held for sale,
    net........................      18,674        8,355       15,349       18,420       11,074        8,910   123.51     15.95
  Securities gains (losses)....       6,505      (11,068)        (739)          94          201        1,291       --     38.19
  Other........................      43,499       75,357       42,254       43,683       38,292       36,523   (42.28)     3.56
                                 ----------   ----------   ----------   ----------   ----------   ----------   ------    ------
        Total non-interest
          income...............     571,029      505,683      443,557      385,842      270,507      254,809    12.92     17.51
                                 ----------   ----------   ----------   ----------   ----------   ----------   ------    ------
NON-INTEREST EXPENSE:
  Salaries and employee
    benefits...................     656,231      571,815      540,382      495,837      404,846      331,600    14.76     14.63
  Net occupancy................     102,153       93,426       81,984       72,538       60,158       49,361     9.34     15.66
  Equipment....................      63,539       74,339       67,734       61,005       45,724       37,336   (14.53)    11.22
  Data processing..............      36,689       38,253       27,047       23,999       17,210       14,290    (4.09)    20.75
  Professional services........      49,503       46,540       50,600       45,024       42,707       38,979     6.25      4.90
  Communications...............      53,569       51,543       51,516       47,073       36,452       30,791     3.93     11.71
  Business development.........      25,664       29,267       31,149       30,263       26,312       23,199   (12.31)     2.04
  Supplies.....................      22,444       24,237       25,274       29,054       23,190       17,250    (7.40)     5.41
  Goodwill and core deposit
    amortization...............      39,853       51,544       40,568       29,142       19,703       17,402   (22.68)    18.02
  Other........................     103,723      118,133      104,483       92,028       80,417       90,763    (2.32)     4.54
                                 ----------   ----------   ----------   ----------   ----------   ----------   ------    ------
        Total non-interest
          expense..............   1,153,368    1,087,196    1,010,501      914,443      748,216      643,298     6.09     12.39
                                 ----------   ----------   ----------   ----------   ----------   ----------   ------    ------
        Income before income
          taxes................     827,470      711,397      658,716      547,809      477,851      387,510    16.32     16.38
  Income tax expense...........     273,002      229,067      215,543      179,199      171,143      132,807    19.18     15.50
                                 ----------   ----------   ----------   ----------   ----------   ----------   ------    ------
NET INCOME.....................  $  554,468   $  482,330   $  443,173   $  368,610   $  306,708   $  254,703    14.96%    16.83%
                                 ==========   ==========   ==========   ==========   ==========   ==========   ======    ======
Average shares
  outstanding -- basic.........     341,425      336,437      335,121      325,464      299,366      282,368     1.48%     3.87%
Average shares outstanding --
  diluted......................     345,294      337,812      337,556      328,295      302,017      284,308     2.21      3.96
Net income per
  share -- basic...............  $     1.62   $     1.43   $     1.32   $     1.13   $     1.02   $     0.90    13.29     12.47
Net income per
  share -- diluted.............        1.61         1.43         1.31         1.12         1.02         0.90    12.59     12.34
Dividends declared per share...        0.56         0.50         0.44         0.38        0.335        0.295    12.00     13.68

                             SOUTHTRUST CORPORATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SouthTrust Corporation:

     We have audited the accompanying consolidated balance sheets of SouthTrust Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SouthTrust Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Birmingham, Alabama
January 31, 2002

                             SOUTHTRUST CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.....................................  $ 1,159,236    $   959,750
Short-term investments:
  Federal funds sold and securities purchased under resale
    agreements..............................................       28,219         43,273
  Interest-bearing deposits in other banks..................        5,728            964
  Trading securities........................................      107,321         71,456
  Loans held for sale.......................................      787,710        343,013
                                                              -----------    -----------
         Total short-term investments.......................      928,978        458,706
Available-for-sale securities...............................    9,954,837      6,978,510
Held-to-maturity securities(1)..............................      544,695      3,026,631
Loans.......................................................   33,695,495     31,696,912
Less --
  Unearned income...........................................      272,896        300,756
  Allowance for loan losses.................................      483,124        450,348
                                                              -----------    -----------
         Net loans..........................................   32,939,475     30,945,808
Premises and equipment, net.................................      838,552        738,392
Due from customers on acceptances...........................       25,361         26,329
Goodwill and core deposit intangibles.......................      777,160        580,162
Bank owned life insurance...................................      934,806        887,632
Other assets................................................      651,448        544,611
                                                              -----------    -----------
         Total assets.......................................  $48,754,548    $45,146,531
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest-bearing..........................................  $28,241,840    $26,808,453
  Other.....................................................    4,392,271      3,894,086
                                                              -----------    -----------
         Total deposits.....................................   32,634,111     30,702,539
Federal funds purchased and securities sold under agreements
  to repurchase.............................................    5,811,872      5,259,422
Other short-term borrowings.................................      113,455      1,030,297
Bank acceptances outstanding................................       25,361         26,329
Federal Home Loan Bank advances.............................    4,221,066      3,052,781
Long-term debt..............................................    1,263,419      1,125,311
Other liabilities...........................................      722,889        597,392
                                                              -----------    -----------
         Total liabilities..................................   44,792,173     41,794,071
Stockholders' equity:
  Preferred stock, par value $1.00 a share(2)...............            0              0
  Common stock, par value $2.50 a share(3)..................      887,745        851,962
  Capital surplus...........................................      597,187        333,987
  Retained earnings.........................................    2,566,308      2,202,901
  Accumulated other comprehensive income (loss).............       91,029        (12,164)
  Treasury stock, at cost(4)................................     (179,894)       (24,226)
                                                              -----------    -----------
         Total stockholders' equity.........................    3,962,375      3,352,460
                                                              -----------    -----------
         Total liabilities and stockholders' equity.........  $48,754,548    $45,146,531
                                                              ===========    ===========
---------------
(1) Held-to-maturity securities-fair value..................  $   562,296    $ 3,008,750
(2) Preferred shares authorized.............................    5,000,000      5,000,000
    Preferred shares issued.................................            0              0
(3) Common shares authorized................................  500,000,000    500,000,000
    Common shares issued....................................  355,097,977    340,784,976
(4) Treasury shares of common stock.........................    8,825,370      2,678,114

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Loans, including fees.....................................  $2,450,000    $2,784,506    $2,386,713
  Available-for-sale securities.............................     568,357       370,628       286,701
  Held-to-maturity securities...............................     111,881       204,945       196,169
  Short-term investments....................................      40,522        34,009        36,864
                                                              ----------    ----------    ----------
         Total interest income..............................   3,170,760     3,394,088     2,906,447
                                                              ----------    ----------    ----------
INTEREST EXPENSE
  Deposits..................................................   1,077,171     1,292,565       962,504
  Short-term borrowings.....................................     277,382       456,093       353,281
  Federal Home Loan Bank advances...........................     224,894       184,062       157,305
  Long-term debt............................................      63,211        75,631        66,448
                                                              ----------    ----------    ----------
         Total interest expense.............................   1,642,658     2,008,351     1,539,538
                                                              ----------    ----------    ----------
         Net interest income................................   1,528,102     1,385,737     1,366,909
Provision for loan losses...................................     118,293        92,827       141,249
                                                              ----------    ----------    ----------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN
           LOSSES...........................................   1,409,809     1,292,910     1,225,660
NON-INTEREST INCOME
  Service charges on deposit accounts.......................     236,291       212,917       186,374
  Mortgage banking operations...............................      53,784        38,094        44,175
  Bank card fees............................................      41,520        33,809        31,142
  Debit card fees...........................................      31,594        25,784        17,670
  Trust fees................................................      32,603        32,116        30,254
  Investment fees...........................................      52,097        39,399        35,674
  Bank owned life insurance.................................      54,462        50,920        41,404
  Gains on sales of loans held for sale, net................      18,674         8,355        15,349
  Securities gains (losses).................................       6,505       (11,068)         (739)
  Other.....................................................      43,499        75,357        42,254
                                                              ----------    ----------    ----------
         Total non-interest income..........................     571,029       505,683       443,557
                                                              ----------    ----------    ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits............................     656,231       571,815       540,382
  Net occupancy.............................................     102,153        93,426        81,984
  Equipment.................................................      63,539        74,339        67,734
  Data processing...........................................      36,689        38,253        27,047
  Professional services.....................................      49,503        46,590        50,600
  Communications............................................      53,569        51,543        51,516
  Business development......................................      25,664        29,267        31,149
  Supplies..................................................      22,444        24,237        25,274
  Goodwill and core deposit amortization....................      39,853        51,544        40,568
  Other.....................................................     103,723       106,182        94,247
                                                              ----------    ----------    ----------
         Total non-interest expense.........................   1,153,368     1,087,196     1,010,501
                                                              ----------    ----------    ----------
Income before income taxes..................................     827,470       711,397       658,716
Income tax expense..........................................     273,002       229,067       215,543
                                                              ----------    ----------    ----------
NET INCOME..................................................  $  554,468    $  482,330    $  443,173
                                                              ==========    ==========    ==========
Average shares outstanding -- basic (in thousands)..........     341,425       336,437       335,121
Average shares outstanding -- diluted (in thousands)........     345,294       337,812       337,556
Net income per share -- basic...............................  $     1.62    $     1.43    $     1.32
Net income per share -- diluted.............................        1.61          1.43          1.31
Dividends declared per share................................        0.56          0.50          0.44

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     ACCUMULATED
                                                                                        OTHER
                                        COMMON STOCK                                COMPREHENSIVE
                                   ----------------------   CAPITAL     RETAINED       INCOME       TREASURY
                                     SHARES       AMOUNT    SURPLUS     EARNINGS       (LOSS)         STOCK       TOTAL
                                   -----------   --------   --------   ----------   -------------   ---------   ----------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
DECEMBER 31, 1998................  334,422,588   $841,138   $313,008   $1,590,686     $   5,530     $ (12,096)  $2,738,266
  Net income.....................            0          0          0      443,173             0             0      443,173
  Unrealized loss on
    available-for-sale
    securities...................            0          0          0            0      (114,458)            0     (114,458)
                                                                                                                ----------
  Comprehensive income...........                                                                                  328,715
                                                                                                                ==========
  Dividends declared ($0.44 per
    share).......................            0          0          0     (147,443)            0             0     (147,443)
  Common stock issued pursuant
    to:
    Long-term incentive plan.....      647,354      1,618      4,189            0             0             0        5,807
    Dividend reinvestment plan...      341,564        854      5,399            0             0             0        6,253
    Employee discounted stock
      purchase plan..............       69,440        173        892            0             0             0        1,065
    Acquisitions accounted for as
      poolings-of-interest.......      963,518      2,409      4,236           65             0         6,710
  Treasury stock acquired........     (633,766)         0          0            0             0       (11,944)     (11,944)
                                   -----------   --------   --------   ----------     ---------     ---------   ----------
DECEMBER 31, 1999................  335,810,698    846,192    327,724    1,886,481      (108,928)      (24,040)   2,927,429
  Net income.....................            0          0          0      482,330             0             0      482,330
  Unrealized gain on
    available-for-sale
    securities...................            0          0          0            0        96,764             0       96,764
                                                                                                                ----------
  Comprehensive income...........                                                                                  579,094
                                                                                                                ==========
  Dividends declared ($0.50 per
    share).......................            0          0          0     (168,120)            0             0     (168,120)
  Common stock issued pursuant
    to:
    Long-term incentive plan.....      671,202      1,678      3,084            0             0             0        4,762
    Dividend reinvestment plan...      237,240        593      2,814            0             0             0        3,407
    Acquisitions accounted for as
      poolings-of-interest.......    1,399,752      3,499        365        2,210             0             0        6,074
  Treasury stock acquired........      (12,030)         0          0            0             0          (186)        (186)
                                   -----------   --------   --------   ----------     ---------     ---------   ----------
DECEMBER 31, 2000................  338,106,862    851,962    333,987    2,202,901       (12,164)      (24,226)   3,352,460
  Net income.....................            0          0          0      554,468             0             0      554,468
  Unrealized gain on
    available-for-sale
    securities...................            0          0          0            0        69,629             0       69,629
  Unrealized gain on
    derivatives..................            0          0          0            0        33,564             0       33,564
                                                                                                                ----------
  Total other comprehensive
    income.......................                                                                                  103,193
                                                                                                                ----------
  Comprehensive income...........                                                                                  657,661
                                                                                                                ==========
  Dividends declared ($0.56 per
    share).......................            0          0          0     (191,887)            0             0     (191,887)
  Common stock issued pursuant
    to:
    Long-term incentive plan.....      712,111      1,780      5,909            0             0             0        7,689
    Employee discounted stock
      purchase plan..............      115,410        289      1,385            0             0             0        1,674
    Acquisition accounted for as
      a pooling-of-interest......    1,297,344      3,243      1,045          826             0             0        5,114
    Acquisitions accounted for as
      purchases..................   12,188,136     30,471    254,861            0             0             0      285,332
  Treasury stock acquired........   (6,147,256)         0          0            0             0      (155,668)    (155,668)
                                   -----------   --------   --------   ----------     ---------     ---------   ----------
DECEMBER 31, 2001................  346,272,607   $887,745   $597,187   $2,566,308     $  91,029     $(179,894)  $3,962,375
                                   ===========   ========   ========   ==========     =========     =========   ==========

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $   554,468   $   482,330   $   443,173
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Provision (credit) for:
    Loan losses.............................................      118,293        92,827       141,249
    Depreciation of premises and equipment..................       54,024        61,342        56,080
    Amortization of intangibles.............................       44,573        62,860        53,969
    Amortization of security premium........................        3,081         1,777         2,311
    Accretion of security discount..........................      (13,082)       (3,410)       (4,686)
    Deferred income taxes...................................       82,837        68,851        41,566
    Bank owned life insurance...............................      (54,462)      (50,920)      (41,404)
  Net gain on sales of loans held for sale..................      (18,674)       (8,355)      (15,349)
  Net (gain) loss on sales of available-for-sale
    securities..............................................       (6,505)       11,068           739
  Net gain on sale of mortgage servicing rights.............            0       (32,344)            0
  Origination and purchase of loans held for sale...........   (3,810,062)   (2,312,903)   (2,868,073)
  Proceeds from sales of loans held for sale................    3,384,039     2,230,089     3,027,210
  Net (increase) decrease in trading securities.............      (35,865)       (1,948)        3,708
  Net (increase) decrease in other assets...................       76,359        55,870       (81,636)
  Net increase in other liabilities.........................       19,989       102,438        34,032
                                                              -----------   -----------   -----------
    Net cash provided by operating activities...............      399,013       759,572       792,889
INVESTING ACTIVITIES:
  Proceeds from maturities, calls, or prepayments of:
    Available-for-sale securities...........................    4,429,976       163,179       719,983
    Held-to-maturity securities.............................    2,511,729       341,338     1,322,684
  Proceeds from sales of available-for-sale securities......      476,337       837,395       461,746
  Purchases of:
    Available-for-sale securities...........................   (7,496,461)     (887,159)   (2,525,010)
    Held-to-maturity securities.............................      (14,500)     (345,817)   (1,215,345)
    Premises and equipment..................................     (125,453)      (56,902)      (75,695)
  Net (increase) decrease in:
    Short-term investments..................................      130,957        31,210       142,008
    Loans...................................................     (956,100)   (1,386,743)   (3,741,665)
  Purchases of bank owned life insurance....................            0      (100,000)            0
  Net cash received (paid) in acquisitions..................       18,271       (37,846)      (77,216)
                                                              -----------   -----------   -----------
    Net cash used in investing activities...................   (1,025,244)   (1,441,345)   (4,988,510)
FINANCING ACTIVITIES:
  Net increase(decrease) in:
    Deposits................................................      347,563     2,546,355     2,246,912
    Short-term borrowings...................................     (381,855)   (1,111,045)    1,283,962
  Proceeds from:
    Common stock issuances..................................        8,431         7,086        11,969
    Federal Home Loan Bank advances.........................    1,571,170     3,400,764     2,550,014
    Long-term debt issuances................................      200,000             0        50,148
  Payments for:
    Repurchase of common stock..............................     (155,668)         (186)      (11,944)
    Federal Home Loan Bank advances.........................     (472,885)   (3,880,297)   (1,800,030)
    Long-term debt..........................................      (98,948)         (172)      (79,602)
    Cash dividends..........................................     (192,091)     (195,981)     (151,587)
                                                              -----------   -----------   -----------
    Net cash provided by financing activities...............      825,717       766,524     4,099,842
    Increase/(decrease) in cash and due from banks..........      199,486        84,751       (95,779)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR................      959,750       874,999       970,778
                                                              -----------   -----------   -----------
CASH AND DUE FROM BANKS AT END OF YEAR......................  $ 1,159,236   $   959,750   $   874,999
                                                              ===========   ===========   ===========

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BUSINESS AND ACCOUNTING POLICIES

NATURE OF OPERATIONS

     SouthTrust Corporation ("the Company" or "SouthTrust") is a regional bank holding company headquartered in Birmingham, Alabama, which owns one bank operating 706 banking offices located in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, Mississippi, Texas, and Virginia. SouthTrust is engaged in a full range of banking services and, through its bank-related subsidiaries, also offers a range of other services, including trust, mortgage banking, leasing and brokerage services. See Note R for further discussion of the Company's business operations.

PRESENTATION

     The Consolidated Financial Statements include accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in preparing the Consolidated Financial Statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

     Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation. Such reclassification had no effect on net income or total assets.

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

SECURITIES

     Securities that are held principally for resale in the near term are classified as trading. Trading securities are carried at fair value, with realized and unrealized gains and losses included in non-interest income.

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

                             SOUTHTRUST CORPORATION

LOANS HELD FOR SALE

     Loans held for sale consist primarily of mortgage loans in the process of being sold to third-party investors. They are carried at fair value in the aggregate as a result of the impact of derivatives.

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

     Interest accrual on loans is generally discontinued if principal or interest payments become 90 days past due unless the credit is well secured and in process of collection. Also, loans are placed on non-accrual status or charged off at an earlier date if the Company considers the collectibility of principal or interest according to contractual terms to be in question. When a loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed by a charge to income. Uncollected interest accrued in prior years on loans placed on non-accrual status in the current year is charged against the allowance for loan losses. Cash receipts on non-accrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such cash receipts are credited to interest income when received.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through a provision charged to earnings when losses are estimated to have occurred. Loan losses are charged against the allowance when the loss is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is based upon Management's estimated range of losses inherent in the loan portfolio, considering actual loss experience, identified loan impairment, and current economic conditions. Actual losses for these loans can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model and resulting allowance level is adjusted accordingly as these factors change.

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

LONG-LIVED ASSETS

     Land is stated at cost. Buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets.

     Goodwill had been amortized on a straight-line basis, primarily over 25 years, with the exception of goodwill acquired after June 30, 2001. This goodwill is not amortized per the provisions of Statement of Financial Accounting Standards ("SFAS") 142, which is discussed later in Note A. Instead, goodwill will be

                             SOUTHTRUST CORPORATION
tested for impairment under the provisions of SFAS 142. Total unamortized goodwill was $480.4 million and $273.3 million at December 31, 2001 and 2000, respectively.

     Core deposit intangibles and other intangible assets generated in business combinations are amortized over the estimated life of the customer base, which is generally 10 years, on either a straight-line or a 150% declining balance basis as appropriate. Unamortized core deposit and other intangibles totaled $296.8 million and $306.9 million at December 31, 2001 and 2000, respectively.

     The Company continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets' fair values and is recognized through a charge recorded as a loss. During 2000, the Company recorded a charge of approximately $12 million related to software and hardware that had become impaired due to changing technology. Also, the Company recorded an impairment charge of $10 million related to core deposit intangible assets associated with previous deposit acquisitions. The deposits experienced greater than originally projected run-off due to higher than projected retention costs than the Company was unwilling to incur. There were no other significant impairment losses recorded during 2001, 2000 or 1999.

     Total other real estate and other repossessed assets, included in other assets, amounted to $74.9 million and $46.5 million at December 31, 2001 and 2000, respectively. Such assets are carried at the lower of the investment in the asset or fair value of the assets less estimated selling costs. Any excess of the recorded investment in the loan over the fair value of the asset received at the time of foreclosure, less estimated selling costs, is charged to the allowance for loan losses. Any subsequent valuation adjustments are recorded in other non-interest expense. Revenues and expenses associated with operating or disposing of foreclosed assets are recorded in non-interest expense during the period in which they are incurred.

MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights are recognized as separate assets when rights are acquired through the purchase or origination of loans, which are subsequently sold and servicing rights are retained. Mortgage-servicing rights are amortized into non-interest income, as mortgage banking operations income, in proportion to, and over the period of, the estimated net servicing income. For purposes of measuring impairment, servicing rights are stratified based on the predominant risk characteristics of the underlying loans, such as product type and interest rate bands. The realization of these assets is periodically evaluated in relation to net servicing income using a discounted cash flow analysis to approximate fair value.

     At December 31, 2001 and 2000, mortgage servicing rights were approximately $3.0 million and $7.0 million, respectively. During 2001, the Company recognized mortgage-servicing rights of $42.8 million, sold mortgage-servicing rights of $41.9 million and recognized amortization expense related to mortgage-servicing rights totaling $4.9 million. The Company continues to sell a vast majority of its mortgage-servicing rights almost immediately after they are recognized in the normal course of its mortgage banking operations. No gain or loss is recognized on these sales as the book value approximates the fair value.

     During 2000, the Company completed the sale of approximately half of its mortgage-servicing portfolio. This sale included a large portion of the servicing rights related to portfolios of loans serviced for third-party investors, totaling $70.6 million and resulting in a gain of $32.3 million. The Company recognized mortgage-servicing rights of $9.7 million in 2000, and amortization expense related to mortgage servicing rights was $11.6 million in 2000. During 1999, mortgage servicing rights amortization was $13.7 million.

     Fair value of mortgage servicing rights is estimated based on the present value of estimated future cash flows of the servicing rights discounted at a market rate. At December 31, 2001 and 2000, estimated fair value was approximately $4.0 million and $7.2 million, respectively. The sensitivity of the current fair value of these mortgage-servicing rights to 10% and 20% adverse changes in key assumptions has not been calculated, as the amount is immaterial.

                             SOUTHTRUST CORPORATION

SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities purchased under resale agreements and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions. They are recorded at the current fair value of the securities including accrued interest. It is the Company's policy to take possession of securities purchased under resale agreements. The market value of these securities is monitored and additional collateral is obtained when deemed appropriate. The Company requires collateral between 96% and 98%. As of December 31, 2001 and 2000, the Company had no securities purchased under resale agreements.

     Securities sold under repurchase agreements are held in a custodian account. See Note C for amounts and classifications of such pledged securities.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company uses derivative financial instruments as part of its asset/liability management to manage interest rate risk arising from certain of the Company's fixed-rate and floating-rate balance sheet instruments. All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company may designate a derivative as
(1) a hedge of the fair value of a recognized asset or liability ("fair value" hedge), or (2) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair value hedge, along with the mark-to-market on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as non-interest income. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings). In addition, the Company has some derivative financial instruments that do not qualify for hedge accounting. These derivatives are marked to fair value through current period earnings.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future. When it is determined that a derivative is not highly effective as a hedge or that it is not expected to be a highly effective hedge in the future, the Company discontinues hedge accounting prospectively.

STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Bulletin ("APB") Opinion 25 and related Interpretations in accounting for employee stock compensation plans and, accordingly, does not recognize compensation cost for stock options granted when the option price is greater than or equal to the underlying stock price. The Company follows the pro-forma disclosures of SFAS 123 using the fair value method of accounting for stock-based compensation. The pro-forma disclosures include the effects of all awards granted on or after January 1, 1995 and are included in Note O.

EARNINGS PER SHARE

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that

                             SOUTHTRUST CORPORATION
could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three years ended December 31 is as follows:

                                                           2001        2000        1999
                                                         ---------   ---------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE
                                                                       DATA)
Basic:
  Net income...........................................  $554,468    $482,330    $443,173
  Average common shares outstanding....................   341,425     336,437     335,121
                                                         --------    --------    --------
  Earnings per share...................................  $   1.62    $   1.43    $   1.32
                                                         ========    ========    ========
Diluted:
  Net income...........................................  $554,468    $482,330    $443,173
  Average common shares outstanding....................   341,425     336,437     335,121
  Dilutive effect of options issued....................     3,869       1,375       2,435
                                                         --------    --------    --------
  Average diluted shares outstanding...................   345,294     337,812     337,556
                                                         --------    --------    --------
  Earnings per share...................................  $   1.61    $   1.43    $   1.31
                                                         ========    ========    ========

     In addition, the Company had 221,918, 3,629,548, and 302,800 options issued that were not included in the calculation of diluted EPS for the years ended December 31, 2001, 2000, and 1999 respectively, as the exercise price of these options was in excess of the average market price.

COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in the Consolidated Statements of Stockholders' Equity.

     In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount for the three years ended December 31 is as follows:

                                                                         2001
                                                         ------------------------------------
                                                         BEFORE TAX   TAX EFFECT   NET OF TAX
                                                         ----------   ----------   ----------
                                                                    (IN THOUSANDS)
Unrealized gain on available-for-sale securities:
Unrealized holding gains arising during the period.....   $105,367     $(31,704)    $ 73,663
Less: reclassification adjustment......................      6,505       (2,471)       4,034
                                                          --------     --------     --------
Unrealized gain on available-for-sale securities.......     98,862      (29,233)      69,629
                                                          --------     --------     --------
Unrealized gain on derivatives:
Unrealized holding gains arising during the period.....     44,984       (4,340)      40,645
Less: reclassification adjustment......................     11,420       (4,340)       7,081
                                                          --------     --------     --------
Unrealized gain on derivatives.........................     33,564            0       33,564
                                                          --------     --------     --------
Total Other Comprehensive Income.......................   $132,426     $(29,233)    $103,193
                                                          ========     ========     ========

                             SOUTHTRUST CORPORATION

                                                                         2000
                                                         ------------------------------------
                                                         BEFORE TAX   TAX EFFECT   NET OF TAX
                                                         ----------   ----------   ----------
                                                                    (IN THOUSANDS)
Unrealized gain on available-for-sale securities:
Unrealized holding gains arising during the period.....   $142,330     $(52,428)    $89,902
Less: reclassification adjustment......................    (11,068)       4,206      (6,862)
                                                          --------     --------     -------
Unrealized gain on available-for-sale securities.......   $153,398     $(56,634)    $96,764
                                                          ========     ========     =======

                                                                       1999
                                                       ------------------------------------
                                                       BEFORE TAX   TAX EFFECT   NET OF TAX
                                                       ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Unrealized loss on available-for-sale securities:
Unrealized holding losses arising during the
  period.............................................  $(182,912)    $(67,996)   $(114,916)
Less: reclassification adjustment....................       (739)         281         (458)
                                                       ---------     --------    ---------
Unrealized loss on available-for-sale securities.....  $(182,173)    $ 67,715    $(114,458)
                                                       =========     ========    =========

STATEMENTS OF CASH FLOWS

     The Company includes cash and due from banks in preparing the Consolidated Statements of Cash Flows. The following is supplemental disclosure to the Consolidated Statements of Cash Flows for the three years ended December 31, 2001:

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Cash paid during the period for:
  Interest.......................................  $1,760,746   $1,934,460   $1,535,219
  Income taxes...................................     174,226      187,075      185,469
Non-cash transactions:
  Assets acquired in business combinations.......   1,758,244      453,071      706,133
  Liabilities assumed in business combinations...   1,646,678      429,889      659,437
  Common stock issued in business combinations...     290,446        6,074        6,710
  Loans transferred to other real estate.........      72,901       33,432       19,351
  Loans securitized into mortgage-backed
     securities..................................           0    1,899,382            0
  Financed sales of foreclosed property..........      48,193       26,471       25,506

RECENT ACCOUNTING PRONOUNCEMENTS

  Statement of Financial Accounting Standards ("SFAS") 141 -- Business Combinations

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, which changes the accounting for business combinations under APB Opinion
16 -- Business Combinations ("APB 16"). This Statement requires that all business combinations be accounted for under the purchase method. Also, intangible assets that meet certain criteria must be recognized as assets apart from goodwill. Finally, it requires disclosures in addition to the disclosure requirements of APB 16. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, as well as purchase method business combinations completed after June 30, 2001. As shown in Note B, all business combinations completed by the Company after June 30, 2001 were accounted for under the purchase method.

                             SOUTHTRUST CORPORATION

  SFAS 142 -- Goodwill and Other Intangible Assets

     In June 2001, the FASB issued SFAS 142, which requires that an identifiable intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) is to be initially recognized and measured based on its fair value. An identifiable intangible asset with a finite useful life is amortized over its estimated useful life. An intangible asset with an indefinite useful life is not amortized, but is tested for impairment under the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (which has been superceded by SFAS 144 as discussed below). Goodwill recognized in business combinations is not amortized, but is tested for impairment under the provisions of SFAS 142 at a level of reporting referred to as a reporting unit. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second step of the impairment test. In the second step, if the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests in certain circumstances.

     For purchase business combinations that are consummated after June 30, 2001, goodwill and identifiable intangibles will be recorded in accordance with SFAS 142, which requires no amortization of goodwill and separately identifiable intangible assets with indefinite lives. For intangible assets in existence prior to June 30, 2001, the Company continued to amortize goodwill and all separately identifiable intangibles through December 31, 2001. Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing goodwill and any separately identifiable intangibles with indefinite lives and continued to amortize other intangibles in accordance with the guidelines set forth in this Statement.

     Upon adoption of SFAS 142, the Company had unamortized goodwill of approximately $480 million and unamortized identifiable and other intangibles of approximately $297 million. Amortization of goodwill that will be discontinued amounted to $14.4 million, $11.9 million, and $7.6 million in 2001, 2000 and 1999, respectively. Management has not yet determined whether or not any goodwill impairment will be recognized upon adoption of SFAS 142.

  SFAS 143 -- Accounting for Asset Retirement Obligations

     In June 2001, the FASB issued SFAS 143, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This Statement is effective for fiscal years beginning after June 15, 2002. Management does not expect this Statement to have a material impact on the Consolidated Financial Statements.

  SFAS 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS 144, which replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this Statement are to develop one accounting model, based upon the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. This Statement requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Management does not expect this Statement to have a material impact on the Consolidated Financial Statements.

                             SOUTHTRUST CORPORATION

NOTE B -- BUSINESS COMBINATIONS

     During 2001 and 2000, the Company completed the following acquisitions:

                                                                                                      CONSIDERATION
                                                                                                    ------------------
                                                                                                              COMMON     METHOD OF
DATE                        LOCATION              INSTITUTION       ASSETS     LOANS     DEPOSITS   CASH      SHARES     ACCOUNTING
----                        --------              -----------      --------   --------   --------   -----   ----------   ----------
                                                           (IN MILLIONS, EXCEPT SHARE DATA)
March 16, 2001      Irving, Texas              Irving National
                                               Bancshares,
                                               Inc...............  $  102.9   $   88.2   $   96.8      --    1,297,344   Pooling
March 30, 2001      LaPorte, Texas             Bay Bancshares,
                                               Inc...............     318.2      204.2      300.2   $54.4           --   Purchase
August 3, 2001      Norfolk, Virginia          CENIT Bancorp,
                                               Inc...............     646.0      458.7      506.8      --    5,045,435   Purchase
November 20, 2001   Virginia Beach, Virginia   Bank of
                                               Tidewater.........     276.6      162.3      259.3      --    2,705,123   Purchase
November 30, 2001   Richmond, Virginia         Community
                                               Bancshares,
                                               Inc...............     414.5      296.8      373.3   $ 1.8    4,437,578   Purchase
                                                                   --------   --------   --------   -----   ----------
                                                                   $1,758.2   $1,210.2   $1,536.4   $56.2   13,485,480
                                                                   ========   ========   ========   =====   ==========
January 13, 2000    Waxahachie, Texas          Brazos Bancshares,
                                               Inc...............  $  176.7   $  118.0   $  168.7   $23.3           --   Purchase
April 14, 2000      San Antonio, Texas         Security Bancorp,
                                               Inc...............     177.8      104.1      161.3    43.9           --   Purchase
December 15, 2000   Tallahassee, Florida       First Bank Holding
                                               Company...........      98.6       77.1       86.8      --    1,399,752   Pooling
                                                                   --------   --------   --------   -----   ----------
                                                                   $  453.1   $  299.2   $  416.8   $67.2    1,399,752
                                                                   ========   ========   ========   =====   ==========

     Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Financial Statements. In poolings-of-interest, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisition prior to the acquisition date, since the effect is not material.

     Consideration for all acquisitions during 2001 aggregated approximately $
56.2 million in cash and 13.5 million shares of SouthTrust Corporation common stock with a total market value at the time of issuance of $331.4 million.

     Assuming the 2001 acquisitions of Irving National Bancshares, Inc., Bay Bancshares, Inc., CENIT Bancorp, Inc., Bank of Tidewater and Community Bancshares Inc., and the 2000 acquisitions of Brazo Bancshares, Inc., Security Bancorp, Inc., and First Bank Holding Company had occurred on January 1, 2000, the consolidated results of operations on a pro forma basis for 2001 and 2000 would have been approximately as follows:

                                                                 2001         2000
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Net interest income.........................................  $1,569,931   $1,463,942
Net income..................................................     581,852      493,787
Net income per share -- basic...............................        1.66         1.41
Net income per share -- diluted.............................        1.64         1.40

     On December 14, 2001, the Company signed a definitive agreement for the acquisition of Landmark Bancshares, Inc. ("Landmark") in Euless, Texas. According to the agreement, the Company will pay approximately $38.8 million in cash for all of the outstanding shares of Landmark, to be accounted for as a purchase. Landmark had total assets of approximately $182 million at December 31, 2001. This acquisition is expected to close in the first quarter of 2002 and is subject to certain closing conditions and regulatory approval.

                             SOUTHTRUST CORPORATION

NOTE C -- REGULATORY REQUIREMENTS AND RESTRICTIONS ON CERTAIN ASSETS

     The Company's banking subsidiary is required either by law or regulation to maintain cash reserves with the Federal Reserve Bank or in accounts with other banks. The average amount of reserve balances for the year ended December 31, 2001 was approximately $271.9 million.

     The Company has pledged $2,114.1 million in available-for-sale securities, $37.9 million in held-to-maturity securities, and $3,168.1 million in 1-4 family mortgages, home equity and commercial real estate loans against Federal Home Loan Bank ("FHLB") advances at December 31, 2001. At December 31, 2000, assets pledged against FHLB advances consisted of $759.5 million in available-for-sale securities, $1,140.1 million in held-to-maturity securities, and $2,689.8 million in 1-4 family mortgages, home equity and commercial real estate loans.

     Also, the Company has pledged certain assets, consisting primarily of securities and mortgage loans, to secure a line of credit with the FHLB of Atlanta totaling $5.0 billion. This line is maintained for liquidity and other treasury management purposes. This line of credit has no expiration date. At December 31, 2001 and 2000, there were no outstanding balances under this credit facility.

     At December 31, 2001, available-for-sale securities with a carrying value of $5,665.5 million and held-to-maturity securities of $316.3 million were pledged to secure public deposits. Also, available-for-sale securities of $2,318.1 million and held-to-maturity securities of $56.7 million were pledged to secure securities sold under agreements to repurchase at December 31, 2001. At December 31, 2000, securities (including available-for-sale and held-to-maturity) with a par value of $6,061.8 million were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

     The Company's regulators have imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of Tier 1 and Total capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to adjusted average total assets (as defined). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. As of December 31, 2001, the Company and its subsidiary bank exceed all capital adequacy requirements imposed by its regulators.

     As of December 31, 2001 and 2000, the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There have been no conditions or events since that notification that Management believes have changed the institutions' category.

                             SOUTHTRUST CORPORATION

     Actual capital amounts, as well as required and well capitalized Tier 1 Capital, Total Capital, and Tier 1 Leverage ratios as of December 31 for the Company and its bank subsidiary are as follows:

                                                                                   TO BE WELL
                                                                               CAPITALIZED UNDER
                                                             FOR CAPITAL       PROMPT CORRECTIVE
                                           ACTUAL         ADEQUACY PURPOSES    ACTION PROVISIONS
                                     ------------------   ------------------   ------------------
                                       AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                     ----------   -----   ----------   -----   ----------   -----
                                                        (DOLLARS IN THOUSANDS)
2001
Tier 1 Capital:
  SouthTrust Corporation...........  $3,094,186    7.71%  $1,604,983   4.00%          N/A
  SouthTrust Bank..................   3,297,641    8.23    1,602,052   4.00    $2,403,077    6.00%
Total Capital:
  SouthTrust Corporation...........  $4,402,310   10.97%  $3,209,967   8.00%          N/A
  SouthTrust Bank..................   4,455,765   11.13    3,204,103   8.00    $4,005,129   10.00%
Tier 1 Leverage:
  SouthTrust Corporation...........  $3,094,186    6.57%  $1,884,314   4.00%          N/A
  SouthTrust Bank..................   3,297,641    7.02    1,878,412   4.00    $2,348,015    5.00%
2000
Tier 1 Capital:
  SouthTrust Corporation...........  $2,784,461    7.42%  $1,501,255   4.00%          N/A
  SouthTrust Bank..................   3,011,951    8.04    1,499,046   4.00    $2,248,569    6.00%
Total Capital:
  SouthTrust Corporation...........  $4,119,809   10.98%  $3,002,510   8.00%          N/A
  SouthTrust Bank..................   4,137,299   11.04    2,998,092   8.00    $3,747,615   10.00%
Tier 1 Leverage:
  SouthTrust Corporation...........  $2,784,461    6.33%  $1,760,205   4.00%          N/A
  SouthTrust Bank..................   3,011,951    6.87    1,754,215   4.00    $2,192,768    5.00%

     The primary source of funds available to SouthTrust Corporation, the parent company, is payment of dividends from its subsidiary bank. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 2001, $569.7 million of the net assets of the Company's subsidiaries, primarily SouthTrust Bank, was available for payment as dividends without prior regulatory approval. Substantially all other net assets were restricted as to payments to the parent company.

     During the fourth quarter of 2001, the federal banking agencies issued a final rule to revise the regulatory capital treatment of recourse, direct credit substitutes and residual interests in asset securitizations. This rule is effective January 1, 2002, and any transaction covered by this final rule that is settled on or after the effective date is subject to the capital requirements established by the rule. Conversely, companies that enter into transactions prior to the effective date of the rule that result in increased regulatory capital requirements may delay the application of this rule to those transactions until December 31, 2002.

                             SOUTHTRUST CORPORATION

NOTE D -- AVAILABLE-FOR-SALE SECURITIES AND HELD-TO-MATURITY SECURITIES

     The amortized costs, unrealized gross gains and losses, and approximate fair values at December 31 are as follows:

                                                           AVAILABLE-FOR-SALE SECURITIES
                       -----------------------------------------------------------------------------------------------------
                                             2001                                                2000
                       -------------------------------------------------   -------------------------------------------------
                                    UNREALIZED   UNREALIZED                             UNREALIZED   UNREALIZED
                       AMORTIZED      GROSS        GROSS         FAIR      AMORTIZED      GROSS        GROSS         FAIR
                          COST         GAIN         LOSS        VALUE         COST         GAIN         LOSS        VALUE
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                  (IN THOUSANDS)
U.S. Treasury
  securities.........  $   38,161    $    349     $      0    $   38,510   $   69,748    $   582      $      0    $   70,330
U.S. Government
  agency securities..     336,551       1,904       (5,341)      333,114    2,248,065        372       (25,259)    2,223,178
Collateralized
  mortgage
  obligations and
  mortgage-backed
  securities.........   8,719,057     103,564      (22,913)    8,799,708    4,082,103     34,662       (28,964)    4,087,801
Obligations of states
  and political
  subdivisions.......     319,539       5,611         (964)      324,186      279,097      1,873          (874)      280,096
Other debt
  securities.........      98,394       1,210       (4,562)       95,042       58,675         82        (2,356)       56,401
Equity securities....     364,304           0          (27)      364,277      260,853          0          (149)      260,704
                       ----------    --------     --------    ----------   ----------    -------      --------    ----------
        Totals.......  $9,876,006    $112,638     $(33,807)   $9,954,837   $6,998,541    $37,571      $(57,602)   $6,978,510
                       ==========    ========     ========    ==========   ==========    =======      ========    ==========

                                                          HELD-TO-MATURITY SECURITIES
                       --------------------------------------------------------------------------------------------------
                                            2001                                              2000
                       ----------------------------------------------   -------------------------------------------------
                                   UNREALIZED   UNREALIZED                           UNREALIZED   UNREALIZED
                       AMORTIZED     GROSS        GROSS        FAIR     AMORTIZED      GROSS        GROSS         FAIR
                         COST         GAIN         LOSS       VALUE        COST         GAIN         LOSS        VALUE
                       ---------   ----------   ----------   --------   ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
U.S. Treasury
  securities.........  $  2,500     $    87      $     0     $  2,587   $    3,308    $    40      $      0    $    3,348
U.S. Government
  agency
  securities.........    25,563       1,176            0       26,739    2,345,833      1,033       (21,613)    2,325,253
Collateralized
  mortgage
  obligations and
  mortgage-backed
  securities.........   306,107       8,866         (431)     314,542      450,539      5,939        (1,093)      455,385
Obligations of states
  and political
  subdivisions.......    55,075       3,803         (183)      58,695       75,006      3,890          (435)       78,461
Other debt
  securities.........   155,450       6,188       (1,905)     159,733      151,945      2,307        (7,949)      146,303
                       --------     -------      -------     --------   ----------    -------      --------    ----------
        Totals.......  $544,695     $20,120      $(2,519)    $562,296   $3,026,631    $13,209      $(31,090)   $3,008,750
                       ========     =======      =======     ========   ==========    =======      ========    ==========

                             SOUTHTRUST CORPORATION

     The amortized costs and approximate fair values of securities at December 31, 2001, by contractually scheduled maturity, are as shown below:

                                                    AVAILABLE-FOR-SALE        HELD-TO-MATURITY
                                                  -----------------------   --------------------
                                                  AMORTIZED       FAIR      AMORTIZED     FAIR
                                                     COST        VALUE        COST       VALUE
                                                  ----------   ----------   ---------   --------
                                                                  (IN THOUSANDS)
Due in one year or less.........................  $   71,603   $   72,312   $ 10,162    $ 10,373
Due after one year through five years...........      72,410       74,299     77,938      81,989
Due after five years through ten years..........     513,029      507,812     99,284     105,681
Due after ten years.............................     135,603      136,429     51,204      49,711
                                                  ----------   ----------   --------    --------
Subtotal........................................     792,645      790,852    238,588     247,754
Collateralized mortgage obligations and
  mortgage-backed securities....................   8,719,057    8,799,708    306,107     314,542
Equity securities...............................     364,304      364,277         --          --
                                                  ----------   ----------   --------    --------
          Totals................................  $9,876,006   $9,954,837   $544,695    $562,296
                                                  ==========   ==========   ========    ========

     Proceeds from sales of available-for-sale securities were $476.3 million, $837.4 million, and $461.7 million, in 2001, 2000, and 1999, respectively. Gross gains of $7.0 million, $3.0 million, and $2.1 million, and gross losses of $0.5 million, $14.1 million, and $2.8 million were realized on those sales, respectively.

NOTE E -- LOANS

     The classifications of loans at December 31 are as follows:

                                                                2001          2000
                                                             -----------   -----------
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural.....................  $12,984,477   $12,315,443
Real estate construction...................................    4,387,963     4,162,632
Commercial real estate mortgage............................    7,136,378     6,572,918
Residential real estate mortgage...........................    6,114,246     5,380,602
Loans to individuals.......................................    3,072,431     3,265,317
                                                             -----------   -----------
                                                              33,695,495    31,696,912
Unearned income............................................     (272,896)     (300,756)
Allowance for loan losses..................................     (483,124)     (450,348)
                                                             -----------   -----------
          Net loans........................................  $32,939,475   $30,945,808
                                                             ===========   ===========

     In the normal course of business, loans are made to directors and executive officers of the Company and its subsidiaries. These related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others. Such loans do not involve more than normal risk of collectibility nor do they present other unfavorable features. As of December 31, 2001 and 2000, respectively, $196.4 million and $125.7 million of these loans were outstanding.

     The Company's largest loan grouping is commercial, financial and agricultural loans, which totaled $12,984.5 million or 38.5% of total loans at December 31, 2001 and $12,315.5 million or 38.9% of total loans at December 31, 2000. Commercial real estate mortgage loans as a group share similar credit risk characteristics including sensitivity to economic conditions that may affect occupancy and/or rental rates of the underlying collateral. Loan types other than commercial real estate mortgages have widely diversified credit risks. For this reason, the Company considers commercial real estate mortgage loans, including loans for condominiums, hotel/motel, industrial/warehouse and retail spaces, to be its largest credit concentration. These loans are primarily located in Alabama, Florida, Georgia and Texas, with a smaller concentration in other states. There

                             SOUTHTRUST CORPORATION
were no significant industry concentrations within the total loan portfolio, and the Company's geographic loan distribution is concentrated in the southern markets served by the Company at December 31, 2001 and 2000.

     During 2000, approximately $1.9 billion of residential real estate mortgage loans were securitized into mortgage-backed securities. See Note S for further discussion.

     Had income on non-accrual loans been recorded under original terms, $8.2 million and $7.4 million of interest income would have been recorded in 2001 and 2000, respectively.

NOTE F -- ALLOWANCE FOR LOAN LOSSES

     The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Balance at beginning of year.........................  $450,348   $442,343   $377,525
  Provision charged to operations....................   118,293     92,827    141,249
  Loans charged-off..................................  (125,758)  (105,703)  (101,102)
  Recoveries on loans previously charged-off.........    14,150     12,540     14,753
  Allowance from acquisitions........................    26,091      8,341      9,918
                                                       --------   --------   --------
Balance at end of year...............................  $483,124   $450,348   $442,343
                                                       ========   ========   ========

     The recorded investment in impaired loans at December 31, 2001 was $189.7 million and at December 31, 2000 was $134.7 million. The Company had a specific allowance related to those loans of $32.3 million and $23.9 million, respectively. The average investment in these loans for the years ended December 31, 2001 and 2000 was approximately $162.2 million and $114.8 million, respectively.

NOTE G -- PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment at December 31:

                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Land........................................................  $  227,230   $  196,668
Buildings and improvements..................................     577,522      519,436
Equipment...................................................     394,488      397,488
                                                              ----------   ----------
                                                               1,199,240    1,113,592
Less accumulated depreciation...............................     360,688      375,200
                                                              ----------   ----------
          Totals............................................  $  838,552   $  738,392
                                                              ==========   ==========

                             SOUTHTRUST CORPORATION

NOTE H -- DEPOSITS

     The aggregate amount of time deposits of $100,000 or more at December 31, 2001 and 2000 were $8,963.9 million and $10,283.7 million, respectively.

     At December 31, 2001, the scheduled maturities of total time deposits are as follows (in thousands):

2002........................................................  $19,357,814
2003........................................................    1,865,055
2004........................................................      198,823
2005........................................................      390,668
2006........................................................        9,702
Thereafter..................................................      214,152
                                                              -----------
          Total.............................................  $22,036,214
                                                              ===========

NOTE I -- SHORT-TERM BORROWINGS

     The following presents information concerning short-term borrowings at December 31, 2001 and 2000. Such short-term borrowings are issued on normal banking terms.

                                                                2001        2000
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Federal funds purchased:
  Balance...................................................  $3,416.5    $3,127.6
  Daily weighted average rate during year...................      4.03%       6.42%
  Weighted average rate at year end.........................      2.08        6.68
Securities sold under agreements to repurchase:
  Balance...................................................  $2,395.4    $2,131.8
  Daily weighted average rate during year...................      3.59%       6.02%
  Weighted average rate at year end.........................      1.62        6.18
Other short-term borrowings:
  Balance...................................................  $  113.5    $1,030.3
  Daily weight average rate during year.....................      5.19%       6.48%
  Weighted average rate at year end.........................      2.56        6.98
Total short-term borrowings:
  Balance...................................................  $5,925.3    $6,289.7
  Daily weighted average rate during year...................      3.93%       6.32%
Average outstanding balance.................................  $7,054.3    $7,213.7
Maximum month-end balance...................................   8,021.8     8,035.8
Weighted average rate at year end...........................      1.92%       6.55%

NOTE J -- FEDERAL HOME LOAN BANK ADVANCES

     The Company uses Federal Home Loan Bank advances as an alternative to other funding sources with similar maturities. These advances are direct obligations of the Company's wholly owned subsidiary, SouthTrust Bank.

                             SOUTHTRUST CORPORATION

     The following summarizes information concerning Federal Home Loan Bank advances at December 31:

                                                                 2001          2000
                                                              -----------   -----------
                                                                (DOLLARS IN MILLIONS)
Ending balance..............................................  $   4,221.1   $   3,052.8
Average balance.............................................      4,130.2       3,047.3
Maximum month end balance during year.......................      4,251.7       3,350.3
Average rate paid...........................................         5.45%         6.04%
Weighted average remaining maturity.........................   5.60 years    5.04 years

     Of the $4,221.1 million balance of FHLB advances, $1,971.1 million had fixed interest rates and $2,250.0 million had floating interest rates. Also, $1,970.0 million of FHLB advances outstanding at December 31, 2001 were callable at the discretion of the FHLB. Scheduled maturities of Federal Home Loan Bank advances in 2002 are approximately $150.0 million. Maturities during 2003, 2004, 2005, and 2006 are approximately $1,390.0 million, none, $750.0 million, and $0.1 million, respectively.

NOTE K -- LONG-TERM DEBT

     A summary of long-term debt at December 31 follows:

                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
SouthTrust Corporation:
7.00% Debentures due May 15, 2003...........................  $  100,000   $  100,000
7.625% Subordinated Notes due May 1, 2004...................     100,000      100,000
8.625% Subordinated Notes due May 15, 2004..................     100,000      100,000
8.00% Subordinated Notes due September 15, 2014.............      50,000       50,000
Mark-to-Market on Long-Term Debt Hedged.....................      22,126            0
                                                              ----------   ----------
                                                                 372,126      350,000
SouthTrust Bank:
7.00% Subordinated Notes due November 15, 2008..............     200,000      200,000
Variable Rate Subordinated Notes due December 29, 2017......      25,000       25,000
7.74% Subordinated Notes due May 15, 2025...................      50,000       50,000
7.69% Subordinated Capital Notes due May 15, 2025...........     100,000      100,000
6.565% Subordinated Notes due December 15, 2027.............     100,000      100,000
6.125% Subordinated Notes due January 09, 2028..............     200,000      200,000
5.58% Bank Notes due February 6, 2006.......................       1,190      100,000
Variable Rate Bank Notes due October 3, 2003................     200,000            0
Other.......................................................         173          311
Mark-to-Market on Long-Term Debt Hedged.....................      14,930            0
                                                              ----------   ----------
                                                                 891,293      775,311
                                                              ----------   ----------
          Total long-term debt..............................  $1,263,419   $1,125,311
                                                              ==========   ==========

     The Company uses interest rate swap agreements ("swaps") to hedge the change in fair values of certain of the long-term debt instruments above, converting the effective rate paid on the debt from a fixed rate to a rate based on the Floating London Interbank Offered Rate ("LIBOR"). The average contractual rates paid on long-term debt for the years ended December 31, 2001, 2000 and 1999 were 6.01%, 6.82% and 6.57%, respectively. The modified rates paid for those same periods, given effect for the swaps, were 5.69%, 6.72% and 5.92%, respectively. See further discussion in Note M.

                             SOUTHTRUST CORPORATION

     During 2001, SouthTrust Bank issued $200.0 million in Variable Rate Bank Notes with an interest rate of LIBOR plus 20 basis points that are due in 2003. Also during 2001, $98.8 million of the 5.58% Bank Notes were called. The 8.00% Subordinated Notes are callable in 2003, the 6.125% Subordinated Notes are callable in the year 2008, the 6.57% Subordinated Notes are callable in the year 2007, and the 7.74% and 7.69% Subordinated Capital Notes are callable in the year 2005. All other Subordinated Notes, along with the 7.00% Debentures are not callable prior to maturity. No sinking fund is required for any long-term debt. All of the Subordinated Notes and debentures, totaling $1,025.0 million in 2001 and 2000, qualify, after certain limitations based on remaining maturity, as supplemental capital under the Capital Adequacy Guidelines of the Federal Reserve Board.

     There are no scheduled maturities of long-term debt in 2002. Scheduled maturities of long-term debt in 2003, 2004, 2005, and 2006 are $300.0 million, $200.0 million, none, and $1.2 million, respectively.

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

LEASES

     At December 31, 2001, the Company was obligated under various cancelable and non-cancelable leases for premises and equipment. Certain leases contain various renewal options that are priced at market rates. Total rental expense for the years ended December 31, 2001, 2000, and 1999 was $46.7 million, $ 44.7 million and $37.1 million, respectively. Future minimum rental commitments as of December 31, 2001 for all non-cancelable leases with initial terms of more than one year are as follows:

                                                         PREMISES   EQUIPMENT    TOTAL
                                                         --------   ---------   --------
                                                                 (IN THOUSANDS)
2002...................................................  $ 33,132    $1,189     $ 34,321
2003...................................................    27,199       666       27,865
2004...................................................    25,175       193       25,368
2005...................................................    21,200        --       21,200
2006...................................................    17,973        --       17,973
Thereafter.............................................    68,950        --       68,950
                                                         --------    ------     --------
          Totals.......................................  $193,629    $2,048     $195,677
                                                         ========    ======     ========

                             SOUTHTRUST CORPORATION

COMMITMENTS AND STANDBY LETTERS OF CREDIT

     The Company, in the normal course of business, is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit to borrowers whose loans will be maintained for the Company's portfolio and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk and market risk not reflected in the Consolidated Balance Sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with the Company's credit policies. Collateral, if deemed necessary, is based on Management's credit evaluation of the counterparty and may include business assets of commercial borrowers as well as personal property and real estate of individual borrowers and guarantors.

     Commitments to extend credit are agreements to lend. Commitments to extend credit generally have fixed expiration dates or other termination clauses that may require payment of a fee by the customer. The Company's exposure to credit risk in the event of nonperformance by the other party is the contract amount. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates and the Company's exposure is limited to the replacement value of those commitments. The Company's subsidiary bank had outstanding commitments to extend credit of approximately $12,183.3 million at December 31, 2001 and $10,948.2 million at December 31, 2000. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. The Company's subsidiary bank had standby letters of credit outstanding of approximately $1,127.1 million at December 31, 2001 and $941.3 million at December 31, 2000.

NOTE M -- DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     Derivative financial instruments that are used as a part of the Company's interest rate risk management strategy include some interest rate swaps that are designated as fair value hedges. These interest rate swaps provide for the Company to pay interest based on LIBOR while receiving payments on a fixed rate. Balance sheet items hedged include pools of fixed-rate deposit liabilities and certain fixed-rate long-term debt. Other non-interest income for the year ended December 31, 2001 included $0.7 million of net losses attributable to fair value hedge ineffectiveness.

     Also, some interest rate swaps used as part of the Company's interest rate risk management strategy are designated as cash flow hedges. These interest rate swaps provide for the Company to pay interest based on LIBOR while receiving payments on a fixed rate, and are designated as cash flow hedges of pools of floating rate LIBOR loans. Other interest rate swaps provide for the Company to pay a fixed rate of interest while receiving payments on a floating rate, and are interest rate swaps are designated as cash flow hedges of federal funds purchased and long-term bank notes. For the year ended December 31, 2001, $11.4 million was reclassified from accumulated other comprehensive income related to interest received and paid on the interest rate swaps designated as cash flow hedges. Amounts reclassified to earnings are recorded in net interest income in the same category as the related hedged item. During the next twelve months, the Company expects to reclassify as earnings $18.2 million from other accumulated comprehensive income related to cash flow hedges. For the year ended December 31, 2001, there was no ineffectiveness recorded to earnings related to cash flow hedges.

     Some of the Company's derivative financial instruments do not qualify for hedge accounting. The Company's mortgage banking subsidiary enters into interest rate locks, where customers have locked into

                             SOUTHTRUST CORPORATION
mortgages at a set interest rate, and forward sales commitments, which are sales of mortgage loans to third parties at a specified price. Other non-interest income for the year ended December 31, 2001 included $0.6 million of net gains attributable to the change in fair value of these derivatives.

     The Company also enters into various contracts to provide derivative products to customers and enters into offsetting positions with third parties. Since the Company offsets its customer positions with positions through third parties, there is no impact to net earnings for these derivatives. The Company earns a fee for providing this service, which is recorded in non-interest income as investment fees.

     The following table summarizes information about the Company's end-user derivatives at December 31, 2001:

                                            WEIGHTED                              CARRYING VALUE
                                             AVERAGE    AVERAGE               -----------------------
                                 NOTIONAL   MATURITY    RECEIVED   AVERAGE    GROSS   GROSS
                                 BALANCE    IN MONTHS     RATE     PAY RATE   GAINS   LOSSES    NET
                                 --------   ---------   --------   --------   -----   ------   ------
                                                        (DOLLARS IN MILLIONS)
Fair Value Hedges:
  Interest rate
     swaps -- received
     floating/pay fixed........  $1,384.5      28         7.07%      4.49%    $84.0      --    $ 84.0
Cash Flow Hedges:
  Interest rate
     swaps -- received
     fixed/pay floating........     450.0      61         6.77       3.44      33.0      --      33.0
  Interest rate
     swaps -- received
     floating/pay fixed........     700.0      14         2.72       2.25       0.6      --       0.6
Mortgage Lending Commitments
  Forward contracts............     703.2       2           --         --        --   $(0.4)     (0.4)
  Interest rate lock
     commitments...............      80.2       2           --         --       1.0      --       1.0
                                 --------                                                      ------
Total Derivatives..............  $3,317.9                                                      $118.2
                                 ========                                                      ======

     Credit risk represents the potential loss of the net accrued receivable that may occur due to the nonperformance by a party to a contract. The Company controls credit risk for interest rate swap contracts by applying uniform credit standards maintained for other activities with credit risk. The Company monitors transactions under credit risk limits previously approved as a result of the credit review and also enters into collateralization agreements with each counterparty. At December 31, 2001 and 2000, the net accrued receivable was $12.5 million and $22.3 million, respectively.

     The Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. The transition adjustment related to adoption was immaterial.

NOTE N -- PENSION AND OTHER POSTRETIREMENT BENEFITS

DEFINED BENEFIT AND DEFINED CONTRIBUTION PLANS

     The Company has a trusteed defined benefit pension plan for the benefit of substantially all employees of the Company and its subsidiaries, the "Trusteed Plan." The Company also maintains a supplemental defined benefit plan, the "Supplemental Plan," two deferred compensation plans, the "Deferred Plans," an enhanced benefit plan, the "Enhanced Retirement Plan," and an incentive pay plan, the "Incentive Plan," for certain key executives. The Company's funding policy with respect to the Trusteed Plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. The other plans are unfunded.

     The Company also maintains a defined contribution profit sharing plan that meets the requirements of Section 401(a) of the Internal Revenue Code and includes a cash or deferred arrangement under

                             SOUTHTRUST CORPORATION

Section 401(k). The Company guarantees a match of employee contributions to the profit sharing plan up to 6% of participants' salaries. The participants are allowed to contribute up to 15% on a tax-deferred basis. Provisions for contributions to the profit sharing plan were approximately $15.7 million in 2001, $16.5 million in 2000 and $18.9 million in 1999. The $18.9 million in 1999 includes a contribution for a deferred plan; this plan was replaced in 2000 by an employee stock ownership plan.

     The Company maintains an employee stock ownership plan ("ESOP") designed to promote employee ownership in the Company. Employee participation in the ESOP is automatic and at no cost to the participant. Employees become participants in the ESOP on the January 1 or July 1 following the completion of two years of employment with the Company. At the end of each year, the Company's Board of Directors determines the contribution to the ESOP. Shares are then allocated to the accounts of all eligible ESOP participants, based upon a percentage of each participants' pay. Each plan participant is automatically 100% vested when they enter the plan. The contributions to the ESOP were approximately $6.8 million and $3.8 million for the years ended December 31, 2001 and 2000, respectively.

     As of December 31, 2001, the Trusteed Plan, the profit sharing plan, and the ESOP owned 1,455,884, 4,773,542, and 273,564 shares of the Company's common stock, and received dividends on those shares of $793,457, $2,653,756, and $144,521, respectively.

TRUSTEED PLAN

     The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 2001 and 2000:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Benefit obligation:
  Balance at the beginning of the year......................  $151,579   $127,046
  Service cost..............................................    12,057      9,143
  Interest cost.............................................    11,510      9,706
  Actuarial loss............................................    12,051     11,182
  Benefits paid.............................................    (5,763)    (5,694)
  Change in plan provisions.................................       624        196
                                                              --------   --------
  Balance at the end of the year............................  $182,058   $151,578
                                                              ========   ========
Plan assets:
  Fair value at the beginning of the year...................  $122,888   $105,839
  Actual return on plan assets..............................    10,132     10,491
  Employer contributions....................................    11,624     12,252
  Benefits paid.............................................    (5,763)    (5,694)
                                                              --------   --------
  Fair value at the end of the year.........................  $138,881   $122,888
                                                              ========   ========
Funded status...............................................  $(43,178)  $(28,691)
Unrecognized transition obligation..........................      (513)    (1,035)
Unrecognized prior service cost.............................       630        110
Unrecognized net loss.......................................    32,642     19,815
                                                              --------   --------
Net amount recognized.......................................  $(10,420)  $ (9,801)
                                                              ========   ========
Weighted average assumed discount rate......................      7.25%      7.50%
Weighted average expected long-term rate of return on plan
  assets....................................................      8.50       9.25
Assumed rate of annual compensation increases...............      5.50       5.50

                             SOUTHTRUST CORPORATION

     Net pension cost for 2001, 2000, and 1999 includes the following components:

                                                             2001      2000     1999
                                                            -------   ------   ------
                                                                 (IN THOUSANDS)
Service cost..............................................  $12,057   $9,143   $9,298
Interest cost.............................................   11,510    9,706    8,561
Expected return on plan obligation........................  (11,617)  (9,957)  (9,785)
Amortization of unrecognized transitional obligation......     (521)    (521)    (521)
Amortization of prior service cost........................      104      104        6
Recognized net actuarial loss.............................      708        0       13
                                                            -------   ------   ------
          Total...........................................  $12,241   $8,475   $7,572
                                                            =======   ======   ======

SUPPLEMENTAL, DEFERRED, ENHANCED RETIREMENT AND INCENTIVE PLANS

     The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 2001 and 2000:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Benefit obligation:
  Balance at the beginning of the year......................  $ 27,684   $ 19,827
  Service cost..............................................     1,626        598
  Interest cost.............................................     2,051      1,822
  Actuarial loss............................................       615      5,234
  Benefits paid.............................................      (938)      (916)
  Change in plan provisions.................................      (579)     1,119
                                                              --------   --------
  Balance at the end of the year............................  $ 30,459   $ 27,684
                                                              ========   ========
Plan assets:
  Fair value at the beginning of the year...................  $      0   $      0
  Employer contributions....................................       938        916
  Benefits paid.............................................      (938)      (916)
                                                              --------   --------
  Fair value at the end of the year.........................  $      0   $      0
                                                              ========   ========
Funded status...............................................  $(30,459)  $(27,684)
Unrecognized prior service cost.............................     4,570      5,754
Unrecognized net loss.......................................     8,783      8,831
                                                              --------   --------
Net amount recognized.......................................  $(17,106)  $(13,099)
                                                              ========   ========
Amount recognized in the consolidated balance sheet:
  Accrued liability.........................................  $(21,916)  $(18,277)
  Unrecognized prior service cost...........................     4,810      5,178
                                                              --------   --------
Net amount recognized.......................................  $(17,106)  $(13,099)
                                                              ========   ========
Weighted average assumed discount rate......................      7.25%      7.50%
Assumed rate of annual compensation increases:
  Supplemental Plan.........................................      5.50%      5.50%
  Enhanced Retirement and Incentive Plans...................      4.00       4.00

                             SOUTHTRUST CORPORATION

     Net pension cost for 2001, 2000 and 1999 includes the following components:

                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Service cost................................................  $1,626   $  598   $  436
Interest cost...............................................   2,051    1,822    1,336
Amortization of prior service cost..........................     606      457      395
Recognized net actuarial loss...............................     662      553      348
                                                              ------   ------   ------
          Total.............................................  $4,945   $3,430   $2,515
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

     The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 2001 and 2000:

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Projected postretirement benefit obligation:
  Balance at the beginning of the year......................  $ 3,349   $ 3,102
  Service cost..............................................      356       286
  Interest cost.............................................      282       219
  Plan participants' contributions..........................      266       140
  Actuarial (gain)/loss.....................................      645      (128)
  Benefits paid.............................................     (513)     (271)
  Change in plan provisions.................................        0         0
                                                              -------   -------
  Balance at the end of the year............................  $ 4,385   $ 3,349
                                                              =======   =======
Plan assets:
  Fair value at the beginning of the year...................  $     0   $     0
  Employer contributions....................................      247       130
  Plan participants' contributions..........................      266       141
  Benefits paid.............................................     (513)     (271)
                                                              -------   -------
  Fair value at the end of the year.........................  $     0   $     0
                                                              =======   =======
Funded status...............................................  $(4,385)  $(3,349)
Unrecognized transition obligation..........................    1,161     1,267
Unrecognized net gain.......................................   (2,082)   (2,855)
                                                              -------   -------
Net amount recognized.......................................  $(5,307)  $(4,937)
                                                              =======   =======
Weighted average assumed discount rate......................     7.25%     7.50%
Medical trend rate..........................................     7.00      7.00

                             SOUTHTRUST CORPORATION

     Effect of one percentage point change in health care cost trend on:

                                                             1-PERCENTAGE-    1-PERCENTAGE-
                                                             POINT INCREASE   POINT DECREASE
                                                             --------------   --------------
                                                                     (IN THOUSANDS)
Service and interest cost..................................       $ 93            $ (79)
Accumulated postretirement benefit obligation..............        428             (369)

     Net postretirement health care cost for 2001, 2000, and 1999 includes the following components:

                                                              2001    2000    1999
                                                              -----   -----   -----
                                                                 (IN THOUSANDS)
Service cost................................................  $ 356   $ 286   $ 265
Interest cost...............................................    282     219     194
Amortization of unrecognized transitional liability.........    106     106     105
Recognized net actuarial gain...............................   (129)   (177)   (169)
                                                              -----   -----   -----
  Total.....................................................  $ 615   $ 434   $ 395
                                                              =====   =====   =====

NOTE O -- STOCK-BASED COMPENSATION

LONG-TERM INCENTIVE PLAN

     The Company maintains an incentive compensation plan, known as the Long-Term Incentive Plan (the "Plan"), that permits the grant of either stock options, stock appreciation rights, restricted stock, performance shares, or performance units to certain key employees. The Company has reserved 24.6 million shares for issuance under the Plan. For options granted under the Plan, the option exercise price equals the stock's market price on the date of grant. The majority of the Plan's options vest after either one year or three years, and expire after ten years. The remainder are on a graded vesting schedule ranging from two to five years, and expire after ten years.

     A summary of the status of the Company's stock options at December 31, 2001, 2000, and 1999 and changes during the years then ended is presented in the tables below:

                                    2001                    2000                    1999
                            ---------------------   ---------------------   --------------------
                                         WEIGHTED                WEIGHTED               WEIGHTED
                                         AVERAGE                 AVERAGE                AVERAGE
                                         EXERCISE                EXERCISE               EXERCISE
                              SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
                            ----------   --------   ----------   --------   ---------   --------
Outstanding at beginning
  of year.................  10,814,294    $15.22     9,159,598    $14.64    7,027,226    $12.72
Granted...................   2,442,600     20.03     2,165,500     15.69    2,568,300     18.75
Issued in business
  combinations............     256,305     15.45        94,074      4.58           --        --
Exercised.................    (693,323)     9.86      (583,074)     6.31     (551,648)     8.43
Forfeited.................    (262,174)    18.43       (21,804)    11.15      (64,280)    17.62
                            ----------    ------    ----------    ------    ---------    ------
Outstanding at end of
  year....................  12,557,702    $16.39    10,814,294    $15.22    9,159,598    $14.64
                            ----------    ------    ----------    ------    ---------    ------
Exercisable at end of
  year....................   8,123,102    $15.48     7,075,794    $13.95    5,432,698    $11.33
Weighted average fair
  value of options
  granted.................                $ 5.37                  $ 4.18                 $ 4.18

                             SOUTHTRUST CORPORATION

     Information pertaining to options outstanding at December 31, 2001 is as follows:

                                              OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                      ------------------------------------   ----------------------
                                                     WEIGHTED
                                                      AVERAGE
                                                     REMAINING    WEIGHTED                 WEIGHTED
                                                    CONTRACTUAL   AVERAGE                  AVERAGE
                                        NUMBER       LIFE (IN     EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES              OUTSTANDING     YEARS)       PRICE     EXERCISABLE    PRICE
------------------------              -----------   -----------   --------   -----------   --------
$ 2.00 -- $ 7.00....................   1,069,681        2.4        $ 6.26     1,069,681     $ 6.26
  7.01 --  12.00....................     853,802        4.4          8.71       853,802       8.71
 12.01 --  17.00....................   3,141,472        7.1         14.51     1,112,472      12.37
 17.01 --  22.00....................   7,492,747        7.4         19.49     5,087,147      19.23
                                      ----------                              ---------
       Total........................  12,557,702                              8,123,102
                                      ==========                              =========

     If the Company had elected to recognize compensation cost for options granted in 2001, 2000 and 1999, based on the fair value of the options as permitted by SFAS 123, net income and earnings per share would have reduced to the pro forma amounts indicated below:

                                                          2001          2000          1999
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income -- as reported............................   $554,468      $482,330      $443,173
Net income -- pro forma..............................    549,660       479,762       436,419
Earnings per share -- as reported -- basic...........       1.62          1.43          1.32
Earnings per share -- pro forma -- basic.............       1.61          1.43          1.30
Earnings per share -- as reported -- diluted.........       1.61          1.43          1.31
Earnings per share -- pro forma -- diluted...........       1.59          1.42          1.29

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                               2001      2000      1999
                                                              -------   -------   -------
Expected dividend yield.....................................     2.80%     3.19%     2.35%
Expected stock price volatility.............................       34        32        25
Risk-free interest rate.....................................     5.01      6.52      5.15
Expected life of options....................................  4 years   4 years   4 years

PERFORMANCE SHARES

     During 2001, 2000 and 1999, the Company granted 98,100, 96,800 and 94,200 performance shares under the Long-Term Incentive Plan, respectively, to certain executive officers. Actual shares awarded are determined by various performance criteria, which may result in the issuance of either more or fewer shares than initially granted. Payment of the earned performance shares will be made 50% in cash and 50% in shares. Sale or other transfer of the shares is restricted for three years from the end of the performance period. The performance period is generally three years. Compensation for performance shares under the Plan is charged to earnings over the performance period based on certain performance goals and/or conditions being met over a period of time, and amounted to $5.4 million, $1.6 million and $3.1 million in 2001, 2000, and 1999, respectively.

                             SOUTHTRUST CORPORATION

EMPLOYEE STOCK PURCHASE PLANS

     The 1990 Discounted Stock Plan (the "1990 Plan") and the SouthTrust Corporation Discount Stock Payroll Purchase Plan (the "Discount Stock Plan") were established in order to give all employees an opportunity to acquire equity interest in the Company at a discount (generally 15%) to the market price. Awards are made to all employees who have completed five years of full time service to the Company or its subsidiaries in the case of the 1990 Plan and two years of such service in the case of the Discount Stock Plan. In each calendar year, the aggregate purchase price of shares of Common Stock awarded to each employee may not exceed 10% of the annual salary of each employee. Certain restrictions are imposed on the shares of Common Stock awarded under the 1990 Plan and the Discount Stock Plans, and under certain circumstances, the Company may repurchase such shares. Employees purchased 115,410 shares under the Discount Stock Plan in 2001. In 2000, no shares were purchased under the Discount Stock Plan due to the timing of the transition from the 1990 Plan to adoption of the Discount Stock Plan. In December 1999, the Company's Board of Directors took action to provide that there will be no further grants under the 1990 Plan.

DIRECTOR'S STOCK PURCHASE PLAN

     The Director's Stock Purchase Plan allows directors to elect that all or any portion of their director's fees be used to purchase SouthTrust Common Stock on the director's behalf through the SouthTrust Corporation Dividend Reinvestment and Common Stock Purchase Plan. An amount equal to 25% of the election amount is added to the election amount and used to purchase SouthTrust Common Stock at the then market rate.

NOTE P -- INCOME TAXES

     The provision for income taxes was as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Current:
  Federal............................................  $175,921   $150,560   $161,563
  State..............................................    14,244      9,656     12,414
                                                       --------   --------   --------
                                                        190,165    160,216    173,977
                                                       --------   --------   --------
Deferred:
  Federal............................................    73,441     59,742     37,902
  State..............................................     9,396      9,109      3,664
                                                       --------   --------   --------
                                                         82,837     68,851     41,566
                                                       --------   --------   --------
     Totals..........................................  $273,002   $229,067   $215,543
                                                       ========   ========   ========

                             SOUTHTRUST CORPORATION

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (35%) to income before taxes were as follows:

                                               2001              2000              1999
                                             --------          --------          --------
                                                               (IN THOUSANDS)
Pre-tax income at statutory rates..........  $289,614    35%   $248,989    35%   $230,551    35%
Add (deduct)
  State income tax, net of federal tax
     benefit...............................    15,366     2      12,197     2      10,451     2
  Tax-exempt income........................   (25,962)   (3)    (26,391)   (4)    (23,676)   (4)
  Other....................................    (6,016)   (1)     (5,728)   (1)     (1,783)    0
                                             --------    --    --------    --    --------    --
       Totals..............................  $273,002    33%   $229,067    32%   $215,543    33%
                                             ========    ==    ========    ==    ========    ==

     The components of the net deferred tax liability were as follows:

                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Allowance for loan losses.................................  $ 175,986   $ 167,370
  Employee benefits.........................................     22,960      19,023
  Unrealized loss on available-for-sale securities..........          0       7,867
  Other.....................................................     17,153      17,642
                                                              ---------   ---------
          Total deferred tax assets.........................    216,099     211,902
                                                              ---------   ---------
Deferred tax liabilities:
  Depreciation..............................................     (9,739)    (12,161)
  Leasing...................................................   (352,043)   (267,472)
  Loan fees.................................................    (11,289)    (11,663)
  Unrealized gain on available-for-sale securities..........    (21,366)          0
  Other.....................................................    (19,685)    (10,438)
                                                              ---------   ---------
          Total deferred tax liabilities....................   (414,120)   (301,734)
                                                              ---------   ---------
Net Deferred Tax Liability..................................  $(198,021)  $ (89,832)
                                                              =========   =========

     The Company's federal and state income tax returns are subject to routine examination by governmental authorities. Various examinations are now in progress covering certain returns and, in the opinion of Management, any adjustments that may result from such examinations will not have a material effect on the Company's consolidated financial statements.

     The deferred tax assets above are net of an insignificant valuation allowance. The Company has sufficient refundable taxes paid in available carry back years to realize its recorded deferred tax assets.

                             SOUTHTRUST CORPORATION

NOTE Q -- FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                      2001                       2000
                                             -----------------------   -------------------------
                                              CARRYING    ESTIMATED     CARRYING      ESTIMATED
                                               AMOUNT     FAIR VALUE     AMOUNT      FAIR VALUE
                                             ----------   ----------   -----------   -----------
                                                               (IN THOUSANDS)
Assets:
  Cash and due from banks..................  $1,159,236   $1,159,236   $   959,750   $   959,750
  Federal funds sold and other short-term
     investments...........................      33,947       33,947        44,237        44,237
  Trading securities.......................     107,321      107,321        71,456        71,456
  Loans held for sale......................     787,710      787,710       343,013       343,013
  Available-for-sale securities............   9,954,837    9,954,837     6,978,510     6,978,510
  Held-to-maturity securities..............     544,695      562,296     3,026,631     3,008,750
  Loans, net of leases.....................  31,993,020   32,555,492    29,929,696    30,219,860
  Derivative financial instruments.........     118,152      118,152            --            --
  Interest receivables and other financial
     instruments...........................     335,056      335,056       428,050       428,050
Liabilities:
  Deposits.................................  32,634,111   32,798,925    30,702,539    30,811,071
  Federal funds purchased and other
     short-term borrowings.................   5,925,327    5,925,327     6,289,719     6,289,719
  Federal Home Loan Bank advances..........   4,221,066    4,373,874     3,052,781     3,107,411
  Long-term debt...........................   1,263,419    1,336,715     1,125,311     1,163,265
  Interest payables and other financial
     instruments...........................     748,250      748,250       623,721       623,721
Off-balance sheet instruments-assets/
  (liabilities):
  Interest rate swaps in a net receivable
     position..............................          --           --        22,273        63,346
  Commitments to extend credit.............     (10,986)     (35,570)      (20,948)      (39,067)
  Standby letters of credit................      (1,398)      (1,398)       (1,430)       (1,430)

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

LOANS HELD FOR SALE AND SECURITIES

     Substantially all of the Company's held-to-maturity securities and loans held for sale to third-party investors have a readily determinable fair value. Fair values for these securities and loans are based on quoted

                             SOUTHTRUST CORPORATION
market prices, when available. If not available, fair values are based on market prices of comparable instruments. The carrying amount of accrued interest on securities approximates its fair value.

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

DERIVATIVE FINANCIAL INSTRUMENTS

     The fair values of the Company's derivative financial instruments are based on quoted market prices or an estimate of future cash flows discounted at a market rate.

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

OFF-BALANCE-SHEET INSTRUMENTS

     Off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. The fair value of such instruments is estimated using current settlement values or based on fees currently charged for similar arrangements in the market place, adjusted for changes in terms and credit risk as appropriate.

                             SOUTHTRUST CORPORATION

NOTE R -- BUSINESS SEGMENTS

     The Company segregates financial information for use in assessing its performance, which is ultimately used for allocating resources to its business segments. The Company has four reportable business segments, which are primarily aligned along customer base or asset/liability management lines. Each segment is managed by one or more of the Company's executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The four reportable business segments are Commercial Banking, Regional Banking, Funds Management, and Other.

     The Commercial Banking segment provides services for large corporate and middle-market customers throughout all geographic areas covered by SouthTrust. These services include cash management, international and commercial leasing services. Also included in Commercial Banking is revenue from certain retail lending, depository services, and regional commercial lending activities in areas the Company has designated as Enterprise markets.

     The Regional Banking segment generates revenues from retail lending, depository services, and regional commercial lending not included in the Commercial Banking segment. Branch administration costs are also included in Regional Banking. Products and services include checking accounts, money market investment and money market checking accounts, personal money management accounts, passbook savings accounts and various other time deposit savings programs, and loans (including business, personal, automobile, mortgage, home improvement and educational loans). SouthTrust Bank also offers Visa and/or MasterCard multi-purpose nationally recognized credit card services. This segment also includes revenues from SouthTrust Mortgage Corporation, a mortgage banking company.

     The Funds Management segment is responsible for asset and liability management, which includes management of interest rate and liquidity risk. Activities include management of the Company's securities portfolio, wholesale and long-term funding sources, and the use of derivatives such as interest rate swap agreements.

     The category named Other encompasses business segments such as non-bank subsidiaries and the Company's trust asset management division. These areas provide services such as real estate mortgage management, insurance, brokerage services, investment services and a variety of trust services. Included in this segment is revenue from SouthTrust Securities, Inc., an investment services company.

     The remaining Company divisions included within the Reconciliation grouping are divisions that have no operating revenue. They contain unallocated costs not directly associated with the other reportable segments such as executive administration, finance, internal auditing, and risk assessment. Other items in this grouping include excess provision for loan losses over the amounts allocated to the operating segments, income from bank owned life insurance, credits for data processing and other support function costs allocated to reportable segments, intangible amortization and income tax expense. Intercompany eliminations are also included in the Reconciliation group.

     The Company's management accounting policies generally follow those for the Company described in Note A, except for the following items. The Company uses a transfer pricing process to aid in assessing operating segment performance. This process involves matched rate transfer pricing of assets and liabilities to determine a contribution to the net interest margin on a segment basis. Also, net interest margin is reported on a fully taxable equivalent basis. The provision for loan losses is charged to each operating segment primarily based on net charge-offs. Data processing costs and other support function costs are charged in accordance with the relative operational cost of each segment. Also, depreciation expense is not disclosed separately by segment, since this is not considered a significant component of the profitability of a financial institution.

     The Company's management accounting policies are continuously evolving based on both internal and external factors. Therefore, the Company has restated the comparative 2000 and 1999 business segment information to conform to the 2001 presentation. The restatement for 2000 and 1999 relates to the transfer pricing process for interest rate swaps in 2000 and minor asset reclassifications in 1999. As management accounting policies change, prior period restatements may also be necessary in the future.

                             SOUTHTRUST CORPORATION

     The following tables present the Company's business segment information for the years ended December 31, 2001, 2000, and 1999:

                                                               2001
                             ------------------------------------------------------------------------
                             COMMERCIAL   REGIONAL      FUNDS                 RECONCILING     TOTAL
                              BANKING      BANKING    MANAGEMENT    OTHER        ITEMS       COMPANY
                             ----------   ---------   ----------   --------   -----------   ---------
                                                          (IN MILLIONS)
Net interest margin
  (FTE)....................  $   601.2    $   816.4    $  131.3    $   93.9     $(101.5)    $ 1,541.3
Provision for loan
  losses...................       37.5         70.7         0.0         0.8         9.2         118.2
Non-interest income........      132.2        328.5         0.1        61.0        49.2         571.0
Non-interest expense.......      308.1        734.3         3.3        71.2        36.5       1,153.4
                             ---------    ---------    --------    --------     -------     ---------
  Income before income
     taxes.................      387.8        339.9       128.1        82.9       (98.0)        840.7
Income tax expense (FTE)...        0.0          0.0         0.0         0.0       286.2         286.2
                             ---------    ---------    --------    --------     -------     ---------
          Net income.......  $   387.8    $   339.9    $  128.1    $   82.9     $(384.2)    $   554.5
                             ---------    ---------    --------    --------     -------     ---------
Ending assets..............  $16,876.6    $19,029.3    $8,266.1    $4,842.2     $(259.7)    $48,754.5
                             =========    =========    ========    ========     =======     =========

                                                               2000
                             ------------------------------------------------------------------------
                             COMMERCIAL   REGIONAL      FUNDS                 RECONCILING     TOTAL
                              BANKING      BANKING    MANAGEMENT    OTHER        ITEMS       COMPANY
                             ----------   ---------   ----------   --------   -----------   ---------
                                                          (IN MILLIONS)
Net interest margin
  (FTE)....................  $   577.5    $   748.4    $   96.4    $   41.5    $  (63.6)    $ 1,400.2
Provision for loan
  losses...................       32.2         62.4         0.0        (0.2)       (1.6)         92.8
Non-interest income........      111.7        307.9       (11.3)       52.7        44.7         505.7
Non-interest expense.......      303.9        667.3         3.0        58.3        54.7       1,087.2
                             ---------    ---------    --------    --------    --------     ---------
  Income before income
     taxes.................      353.1        326.6        82.1        36.1       (72.0)        725.9
Income tax expense (FTE)...        0.0          0.0         0.0         0.0       243.6         243.6
                             ---------    ---------    --------    --------    --------     ---------
          Net income.......  $   353.1    $   326.6    $   82.1    $   36.1    $ (315.6)    $   482.3
                             ---------    ---------    --------    --------    --------     ---------
Ending assets..............  $16,207.0    $16,843.6    $7,786.9    $3,104.3    $1,204.7     $45,146.5
                             =========    =========    ========    ========    ========     =========

                                                               1999
                             ------------------------------------------------------------------------
                             COMMERCIAL   REGIONAL      FUNDS                 RECONCILING     TOTAL
                              BANKING      BANKING    MANAGEMENT    OTHER        ITEMS       COMPANY
                             ----------   ---------   ----------   --------   -----------   ---------
                                                          (IN MILLIONS)
Net interest margin
  (FTE)....................  $   540.4    $   748.6    $  122.1    $   23.9     $ (53.2)    $ 1,381.8
Provision for loan
  losses...................       40.3         50.4         0.0         0.0        50.6         141.3
Non-interest income........       98.7        248.1         0.3        56.7        39.8         443.6
Non-interest expense.......      281.7        624.2         2.4        53.7        48.5       1,010.5
                             ---------    ---------    --------    --------     -------     ---------
  Income before income
     taxes.................      317.1        322.1       120.0        26.9      (112.5)        673.6
Income tax expense (FTE)...        0.0          0.0         0.0         0.0       230.4         230.4
                             ---------    ---------    --------    --------     -------     ---------
          Net income.......  $   317.1    $   322.1    $  120.0    $   26.9     $(342.9)    $   443.2
                             ---------    ---------    --------    --------     -------     ---------
Ending assets..............  $16,022.1    $17,539.8    $6,888.6    $2,592.5     $ 219.5     $43,262.5
                             =========    =========    ========    ========     =======     =========

                             SOUTHTRUST CORPORATION

NOTE S -- SECURITIZATIONS

     During 2000, the Company securitized approximately $1.9 billion of its 1-4 family mortgage loans. The Company received 100% of the securities backed by the mortgage loans, which are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), and therefore did not account for the securitizations as sales transactions. The mortgage-backed securities are classified as available-for-sale on the Company's Consolidated Balance Sheet and therefore are carried at fair value based on quoted market prices. The sensitivity of the current fair value of the retained mortgage-backed securities to 10% and 20% adverse changes in quoted market prices is a decline in fair value of 10% and 20%, respectively. The Company continues to service the related mortgage loans. The related servicing asset was not recorded, as the amount was immaterial. Accordingly, the sensitivity of the current fair value of the servicing asset to 10% and 20% adverse changes in key assumptions was not material. There were no securitization transactions done in 2001.

     The following table presents information concerning 1-4 family mortgage loan securitizations as of December 31, 2001 and 2000:

                                                  2001                                     2000
                                 --------------------------------------   --------------------------------------
                                   TOTAL     TOTAL 90 DAYS                  TOTAL     TOTAL 90 DAYS
                                 PRINCIPAL      OR MORE      NET CREDIT   PRINCIPAL      OR MORE      NET CREDIT
                                  AMOUNT       PAST DUE        LOSSES      AMOUNT       PAST DUE        LOSSES
                                 ---------   -------------   ----------   ---------   -------------   ----------
                                                                  (IN MILLIONS)
Total residential real estate
  loans managed or
  securitized..................  $8,342.5        $22.3          $7.4      $7,623.0        $18.2          $5.3
Less:
Loans securitized..............   1,440.6          2.5           0.0       1,899.4          0.0           0.0
Loans held for sale or
  securitization...............     787.7          3.3           0.0         343.0          0.4           0.0
                                 --------        -----          ----      --------        -----          ----
          Total residential
            real estate loans
            held for
            investment.........  $6,114.2        $16.5          $7.4      $5,380.6        $17.8          $5.3
                                 ========        =====          ====      ========        =====          ====
Fair value of retained
  mortgage-backed securities...  $1,481.6                                 $1,938.2
                                 ========                                 ========

                             SOUTHTRUST CORPORATION

NOTE T -- CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

                         PARENT COMPANY BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
ASSETS
Cash*.......................................................  $      213   $      464
Short-term investments*.....................................     110,901       47,817
Available-for-sale securities...............................       9,137       14,559
Loans to subsidiaries*......................................      10,423       54,536
Investment in subsidiaries*:
  Bank and bank holding company.............................   4,176,402    3,584,241
  Non-banks.................................................      44,617       36,306
Other assets................................................      52,405       37,263
                                                              ----------   ----------
         Total assets.......................................  $4,404,098   $3,775,186
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.......................................  $    7,344   $    7,791
Other liabilities...........................................      62,253       64,935
Long-term debt..............................................     372,126      350,000
                                                              ----------   ----------
         Total liabilities..................................     441,723      422,726
Stockholders' equity........................................   3,962,375    3,352,460
                                                              ----------   ----------
         Total liabilities and stockholders' equity.........  $4,404,098   $3,775,186
                                                              ==========   ==========

                      PARENT COMPANY STATEMENTS OF INCOME

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
INCOME:
  From subsidiaries*:
    Dividends from bank.....................................  $461,880   $182,070   $153,408
    Interest................................................     2,288      7,013      7,312
    Service fees............................................    13,152     13,671     12,402
  Other.....................................................     4,576      3,277      7,234
                                                              --------   --------   --------
         Total income.......................................   481,896    206,031    180,356
                                                              --------   --------   --------
EXPENSE:
  Salaries and employee benefits............................    15,073     11,518     10,666
  Interest..................................................    19,447     25,743     23,043
  Other.....................................................     5,401      1,229      2,162
                                                              --------   --------   --------
         Total expense......................................    39,921     38,490     35,871
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET
  INCOME OF SUBSIDIARIES....................................   441,975    167,541    144,485
Income taxes................................................    (7,992)    (6,016)    (3,219)
                                                              --------   --------   --------
       INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF
         SUBSIDIARIES.......................................   449,967    173,557    147,704
EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES*:
  Bank and bank holding company.............................    94,129    301,548    290,829
  Non-banks.................................................    10,372      7,225      4,640
                                                              --------   --------   --------
         NET INCOME.........................................  $554,468   $482,330   $443,173
                                                              ========   ========   ========

---------------

* Eliminated in consolidation.

                             SOUTHTRUST CORPORATION

                    PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $ 554,468   $ 482,330   $ 443,173
  Less equity in undistributed net income of subsidiaries...   (104,501)   (308,773)   (295,469)
                                                              ---------   ---------   ---------
  Income before equity in undistributed net income of
     subsidiaries...........................................    449,967     173,557     147,704
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Provision (credit) for:
     Depreciation of premises and equipment.................         23          34          34
     Deferred income tax....................................       (906)        854      (2,025)
  Gain on sale of available-for-sale securities.............     (1,778)          0           0
  Net (increase) decrease in other assets...................      7,889       8,982     (24,850)
  Net increase (decrease) in other liabilities..............     (1,492)      9,121      14,168
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........    453,703     192,548     135,031
INVESTING ACTIVITIES:
  Proceeds from maturities, calls and repayments of
     available-for-sale securities..........................      7,057           0       7,842
  Purchase of available-for-sale securities.................          0      (6,359)          0
  Advances to subsidiaries..................................   (102,242)     (2,419)   (105,271)
     Net (increase) decrease in:
          Short-term investments............................    (63,084)     22,122      86,704
          Loans to subsidiaries.............................     44,113      (5,351)    (16,900)
          Loans.............................................          0         355      61,147
          Premises and equipment............................        (23)        (48)        (63)
                                                              ---------   ---------   ---------
     Net cash provided by (used in) investing activities....   (114,179)     13,300      33,459
FINANCING ACTIVITIES:
  Proceeds from issuance of:
     Common stock...........................................      8,431       7,086      11,969
     Long-term debt.........................................          0           0      50,000
  Payments for:
     Repurchase of common stock.............................   (155,668)       (186)    (11,944)
     Long-term debt.........................................          0           0     (75,000)
     Cash dividends.........................................   (192,091)   (195,981)   (151,587)
  Net increase (decrease) in short-term borrowings..........       (447)    (16,436)      8,089
                                                              ---------   ---------   ---------
  Net cash used in financing activities.....................   (339,775)   (205,517)   (168,473)
                                                              ---------   ---------   ---------
Increase (decrease) in cash and due from banks..............       (251)        331          17
                                                              ---------   ---------   ---------
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR................        464         133         116
                                                              ---------   ---------   ---------
CASH AND DUE FROM BANKS AT END OF YEAR......................  $     213   $     464   $     133
                                                              =========   =========   =========
Supplemental disclosure of cash flow information; Cash paid
  during the period for interest............................  $  18,552   $  26,195   $  25,735

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors is contained in the Company's proxy statement for the annual meeting of stockholders on April 17, 2002 and is incorporated herein by reference.

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

     Based solely on a review of copies of such reports furnished to SouthTrust through the date hereof, or written representations of such officers, directors or stockholders that no reports were required, SouthTrust believes that during 2001, all filing requirements applicable to its officers, directors and stockholders were complied with in a timely manner, except that Mr. Bailey and Mr. Coley each filed four late Form 4's with respect to one transaction each, Mr. Drummond filed two late Form 4's with respect to one transaction each, and Mr. Hulsey filed two late Form 4's with respect to a total of four transactions.

ITEM 11  EXECUTIVE COMPENSATION

     Information relating to executive compensation is contained in the Company's proxy statement for the annual meeting of stockholders on April 17, 2002 and is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the Company's proxy statement for the annual meeting of stockholders on April 17, 2002 and is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is contained in the Company's proxy statement for the annual meeting of stockholders on April 17, 2002 and is incorporated herein by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1 -- Financial Statements:

     The following consolidated financial statements of SouthTrust Corporation and subsidiaries, included in the annual report of the Company to its stockholders for the year ended December 31, 2001 are:

          Report of Independent Public Accountants

          Consolidated Balance Sheets -- December 31, 2001 and December 31, 2000

          Consolidated Statements of Income -- Years ended December 31, 2001, 2000, and 1999

          Consolidated Statements of Stockholders' Equity -- December 31, 2001, 2000, and 1999

          Consolidated Statements of Cash Flows -- Years ended December 31, 2001, 2000, and 1999

          Notes to Consolidated Financial Statements -- Three years ended December 31, 2001

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

     *No. 4(c) -- Amended and Restated Shareholder's Rights of Agreement, dated as of August 1, 2000 between SouthTrust Corporation and American Stock Transfer & Trust Company, Rights Agent, which was filed as Exhibit 1 to SouthTrust Corporation's Registration Statement on Form 8-A (File No. 001-14781).

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

     *No. 4(f) -- Form of Senior Indenture, which was filed as Exhibit 4(b)(i) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-52717).

     No. 10 -- Material Contracts

     *No. 10(a) -- Long-Term Incentive Plan which was filed as Exhibit I to the Proxy Statement for SouthTrust Corporation dated March 8, 1996, as amended pursuant to the SouthTrust Corporation Proxy Statements dated March 16, 1998 and March 15, 1999 (File No. 000-03613).

     *No. 10(b) -- Amended and Restated Senior Officer Performance Incentive Plan, which was filed as Exhibit I to the Proxy Statement for SouthTrust Corporation dated March 15, 1999 (File No. 000-03613).

     No. 10(c) -- Amended and Restated Performance Incentive Plan of SouthTrust Corporation and its Subsidiaries.

     No. 10(d) -- SouthTrust Corporation Performance Incentive Retirement Benefit Plan.

     No. 10(e) -- Amended and Restated SouthTrust Corporation Deferred Compensation Plan.

     No. 10(f) -- SouthTrust Corporation Enhanced Retirement Benefit Plan.

     No. 10(g) -- SouthTrust Corporation Wallace D. Malone, Jr. Nonqualified Deferred Compensation Plan Agreement.

     No. 10(h) -- Amended and Restated SouthTrust Corporation Executive Deferred Compensation Plan.

     No. 10(i) -- SouthTrust Corporation Wallace D. Malone, Jr. Second Nonqualified Deferred Compensation Plan and Agreement.

     No. 10(j) -- Split Dollar Life Insurance Agreement for Wallace D. Malone,
Jr.

     No. 10(k) -- Split Dollar Life Insurance Agreement for Julian W. Banton.

     No. 10(l) -- SouthTrust Corporation Directors' Stock Purchase Plan.

     No. 10(m) -- SouthTrust Corporation Restated Directors' Retirement Income Plan.

     No. 10(n) -- Amended and Restated Employment Agreement for Wallace D. Malone, Jr.

     No. 10(o) -- Employment Agreement for certain executive officers.

     No. 12 -- Statement of Computation of Ratios.

     No. 21 -- Subsidiaries of the Registrant.

     No. 23 -- Consents of Experts and Counsel.

     No. 24 -- Powers of Attorney.

     * Incorporated herein by reference.

     (b) Reports on Form 8-K filed in the fourth quarter of 2001: None.

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

                                          SOUTHTRUST CORPORATION

                                              /s/ WALLACE D. MALONE, JR.
                                          --------------------------------------
                                                  Wallace D. Malone, Jr.

Date: March 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

            /s/ WALLACE D. MALONE, JR.               Chairman, President, Chief          March 7, 2002
---------------------------------------------------    Executive Officer, Director
              Wallace D. Malone, Jr.

                /s/ ALTON E. YOTHER                  Secretary, Treasurer and            March 7, 2002
---------------------------------------------------    Controller (Principal
                  Alton E. Yother                      Accounting and Financial
                                                       Officer)

               /s/ JULIAN W. BANTON                  Chairman and Chief Executive        March 7, 2002
---------------------------------------------------    Officer, SouthTrust Bank,
                 Julian W. Banton                      Director

                         *                           Director                            March 7, 2002
---------------------------------------------------
                   Van L. Richey

                         *                           Director                            March 7, 2002
---------------------------------------------------
                 William A. Coley

                         *                           Director                            March 7, 2002
---------------------------------------------------
                  Rex J. Lysinger

                         *                           Director                            March 7, 2002
---------------------------------------------------
                 William C. Hulsey

                         *                           Director                            March 7, 2002
---------------------------------------------------
                 John M. Bradford

                         *                           Director                            March 7, 2002
---------------------------------------------------
                  Judy M. Merritt

                         *                           Director                            March 7, 2002
---------------------------------------------------
                  Carl F. Bailey

                         *                           Director                            March 7, 2002
---------------------------------------------------
               Allen J. Keesler, Jr.

                         *                           Director                            March 7, 2002
---------------------------------------------------
                 H. Allen Franklin

                         *                           Director                            March 7, 2002
---------------------------------------------------
                  Donald M. James

                         *                           Director                            March 7, 2002
---------------------------------------------------
                  Garry Drummond

               /s/ WILLIAM L. PRATER                                                     March 7, 2002
---------------------------------------------------
                 William L. Prater
                 Attorney-in-fact