Form 10-Q
period 2002-03-31
SOUTHTRUST CORP
filed 2002-05-14
CIK 92081

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

Commission File Number 0-3613

SOUTHTRUST CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	63-0574085

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 North 20th Street, Birmingham, Alabama	35203

(Address of principal executive officers)	(Zip Code)

(205) 254-5530

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes             [X]                      No            [  ]

At March 31, 2002, 346,705,939 shares of the Registrant’s Common Stock, $2.50 par value were outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Income
Consolidated Condensed Statements of Stockholders’ Equity
Consolidated Condensed Statements of Cash Flows
Notes to Consolidated Condensed Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
COMPOSITE RESTATED CERTIFICATE OF INCORPORATION
SOUTHTRUST CORPORATION EXECUTIVE MANAGEMENT

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Statement Description	Page(s)

Consolidated Condensed Balance Sheets (Unaudited)
March 31, 2002, December 31, 2001 and
March 31, 2001	3
Consolidated Condensed Statements of Income (Unaudited)
Three months ended March 31, 2002 and 2001	4
Consolidated Condensed Statements of Stockholders’ Equity (Unaudited)
Three months ended March 31, 2002 and 2001	5
Consolidated Condensed Statements of Cash Flows (Unaudited)
Three months ended March 31, 2002 and 2001	6
Notes to Consolidated Condensed Financial Statements (Unaudited)	7-12

     The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of Management, reflect all adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the three month periods ended March 31, 2002 and 2001. Results of operations for the interim 2002 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of the registrant is included on Pages 13-29.

SOUTHTRUST CORPORATION

Consolidated Condensed Balance Sheets
(Unaudited)

(Dollars in thousands)	March 31	December 31	March 31
	2002	2001	2001

Assets
Cash and due from banks	$906,912	$1,159,236	$872,108
Short-term investments:
Federal funds sold and securities purchased under resale agreements	39,046	28,219	27,201
Interest-bearing deposits in other banks	3,191	5,728	1,130
Trading securities	105,408	107,321	94,407
Loans held for sale	391,425	787,710	494,916

Total short-term investments	539,070	928,978	617,654
Available-for-sale securities	10,638,259	9,954,837	7,660,925
Held-to-maturity securities (1)	495,097	544,695	2,408,624
Loans	33,121,950	33,695,495	32,242,946
Less:
Unearned income	251,568	272,896	279,201
Allowance for loan losses	485,389	483,124	460,451

Net loans	32,384,993	32,939,475	31,503,294
Premises and equipment, net	868,698	838,552	753,988
Due from customers on acceptances	19,250	25,361	27,968
Goodwill and other intangible assets	796,897	777,160	610,429
Bank owned life insurance	947,006	934,806	897,206
Other assets	648,801	651,448	605,041

Total assets	$48,244,983	$48,754,548	$45,957,237

Liabilities
Deposits:
Interest-bearing	$26,507,800	$28,241,840	$24,793,848
Other	4,241,952	4,392,271	3,765,094

Total deposits	30,749,752	32,634,111	28,558,942
Federal funds purchased and securities sold under agreements to repurchase	6,939,012	5,811,872	7,024,931
Other short-term borrowings	58,161	113,455	996,892
Bank acceptances outstanding	19,250	25,361	27,968
Federal Home Loan Bank advances	4,221,036	4,221,066	4,051,245
Long-term debt	1,511,402	1,263,419	1,053,406
Other liabilities	709,188	722,889	713,256

Total liabilities	44,207,801	44,792,173	42,426,640
Stockholders’ equity
Preferred stock, par value $1.00 a share (2)	0	0	0
Common stock, par value $2.50 a share (3)	888,858	887,745	856,747
Capital surplus	602,100	597,187	340,057
Retained earnings	2,661,060	2,566,308	2,286,248
Accumulated other comprehensive income	65,350	91,029	72,479
Treasury stock, at cost (4)	(180,186)	(179,894)	(24,934)

Total stockholders’ equity	4,037,182	3,962,375	3,530,597

Total liabilities and stockholders’ equity	$48,244,983	$48,754,548	$45,957,237

(1) Held-to-maturity securities-fair value	$509,263	$562,296	$2,424,712
(2) Preferred shares authorized	5,000,000	5,000,000	5,000,000
Preferred shares issued	0	0	0
(3) Common shares authorized	500,000,000	500,000,000	500,000,000
Common shares issued	355,543,312	355,097,977	342,698,876
(4) Treasury shares of common stock	8,837,373	8,825,370	2,762,364

SOUTHTRUST CORPORATION

Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended
(In thousands, except per share data)	March 31

	2002	2001

Interest income
Loans, including fees	$504,704	$665,615
Available-for-sale securities	158,417	124,271
Held-to-maturity securities	9,137	45,514
Short-term investments	9,685	9,097

Total interest income	681,943	844,497

Interest expense
Deposits	167,251	316,368
Short-term borrowings	28,292	103,700
Federal Home Loan Bank advances	52,368	54,920
Long-term debt	13,524	18,587

Total interest expense	261,435	493,575

Net interest income	420,508	350,922
Provision for loan losses	27,650	22,811

Net interest income after provision for loan losses	392,858	328,111
Non-interest income
Service charges on deposit accounts	62,366	53,694
Mortgage banking operations	12,591	12,947
Bank card fees	10,637	9,280
Debit card fees	8,470	7,033
Trust fees	7,971	7,638
Investment fees	13,473	11,201
Bank owned life insurance	12,200	16,214
Gains on loans held for sale, net	9,389	1,938
Securities gains	2,181	12
Other	14,491	10,403

Total non-interest income	153,769	130,360

Non-interest expense
Salaries and employee benefits	182,118	152,046
Net occupancy	26,608	24,268
Equipment	16,498	14,536
Professional services	14,195	9,862
Data processing	10,155	8,032
Communications	14,515	12,944
Intangible amortization	9,363	9,598
Other	44,620	35,716

Total non-interest expense	318,072	267,002

Income before income taxes	228,555	191,469
Income tax expense	74,350	61,613

Net income	$154,205	$129,856

Average shares outstanding – basic (in thousands)	346,506	338,650
Average shares outstanding – diluted (in thousands)	350,403	341,728
Net income per share – basic	$0.45	$0.38
Net income per share – diluted	0.44	0.38
Dividends declared per share	0.17	0.14

SOUTHTRUST CORPORATION

Consolidated Condensed Statements of Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock				Other
			Capital	Retained	Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total

	(In Thousands, except share data)
Balance at January 1, 2001	338,106,862	$851,962	$333,987	$2,202,901	($12,164)	($24,226)	$3,352,460
Net income	0	0	0	129,856	0	0	129,856
Unrealized gain on available-for-sale securities*	0	0	0	0	57,221	0	57,221
Unrealized gain on derivatives*	0	0	0	0	27,422	0	27,422

Total other comprehensive income							84,643

Comprehensive income							214,499

Dividends declared ($.14 per share)	0	0	0	(47,335)	0	0	(47,335)
Common stock issued pursuant to:
Long-term incentive plan	501,184	1,253	3,557	0	0	0	4,810
Employee discounted stock purchase plan	115,372	289	1,385	0	0	0	1,674
Acquisitions accounted for as poolings-of-interest	1,297,344	3,243	1,128	826	0	0	5,197
Treasury stock acquired	(84,250)	0	0	0	0	(708)	(708)

Balance at March 31, 2001	339,936,512	$856,747	$340,057	$2,286,248	$72,479	($24,934)	$3,530,597

Balance at January 1, 2002	346,272,607	$887,745	$597,187	$2,566,308	$91,029	($179,894)	$3,962,375

Net income	0	0	0	154,205	0	0	154,205
Unrealized loss on available-for-sale securities*	0	0	0	0	(19,608)	0	(19,608)
Unrealized loss on derivatives*	0	0	0	0	(6,071)	0	(6,071)

Total other comprehensive income							(25,679)

Comprehensive income							128,526

Dividends declared ($.17 per share)	0	0	0	(59,453)	0	0	(59,453)
Common stock issued pursuant to:
Long-term incentive plan	318,190	795	3,068	0	0	0	3,863
Employee discounted stock purchase plan	127,145	318	1,845	0		0	2,163
Treasury stock acquired	(12,003)	0	0	0	0	(292)	(292)

Balance at March 31, 2002	346,705,939	$888,858	$602,100	$2,661,060	$65,350	($180,186)	$4,037,182

*See disclosure of reclassification amount and tax effect in Notes to Consolidated Condensed Financial Statements

SOUTHTRUST CORPORATION
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
(In Thousands)	March 31

	2002	2001

Operating activities
Net income	$154,205	$129,856
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	27,650	22,811
Depreciation of premises and equipment	14,403	12,967
Amortization of intangibles	9,981	10,771
Amortization of security premium	831	614
Accretion of security discount	(4,966)	(1,481)
Deferred income taxes	(2,984)	5,727
Bank owned life insurance	(12,200)	(12,742)
Net gain on loans held for sale	(9,389)	(1,938)
Net gain on available-for-sale securities	(2,181)	(12)
Origination and purchase of loans held for sale	(715,363)	(823,503)
Proceeds from loans held for sale	1,121,037	673,538
Net (increase) decrease in trading securities	1,913	(22,951)
Net (increase) decrease in other assets	(22,300)	36,568
Net increase (decrease) in other liabilities	(17,883)	114,915

Net cash provided by operating activities	542,754	145,140
Investing activities
Proceeds from maturities, calls or prepayments of:
Available-for-sale securities	507,941	775,300
Held-to-maturity securities	49,772	706,995
Proceeds from sales of available-for-sale securities	510,374	12
Purchases of:
Available-for-sale securities	(1,281,403)	(1,394,186)
Held-to-maturity securities	0	(14,500)
Premises and equipment	(42,510)	(19,077)
Net (increase) decrease in:
Short-term investments	11,989	35,396
Loans	236,988	(293,143)
Net cash paid in acquisitions	(31,300)	(30,168)

Net cash used in investing activities	(38,149)	(233,371)
Financing activities
Net increase (decrease) in:
Deposits	(2,027,359)	(2,588,066)
Short-term borrowings	1,068,478	1,731,721
Proceeds from:
Common Stock issuances	4,372	5,552
Federal Home Loan Bank advances	7	1,000,003
Long-term debt	257,483	0
Payments for:
Repurchase of common stock	(292)	(708)
Federal Home Loan Bank advances	(37)	(1,539)
Long-term debt	(36)	(98,836)
Cash dividends	(59,545)	(47,538)

Net cash provided by (used in) financing activities	(756,929)	589

Decrease in cash and due from banks	(252,324)	(87,642)
Cash and due from banks at beginning of year	1,159,236	959,750

Cash and due from banks at end of period	$906,912	$872,108

Notes to Consolidated Condensed Financial Statements (Unaudited)

Note A – Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) 141 – Business Combinations

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, which addresses financial accounting and reporting for business combinations and supersedes APB Opinion 16 – Business Combinations (“APB 16”). This Statement requires that all business combinations be accounted for under the purchase method. Also, intangible assets that meet certain criteria must be recognized as assets apart from goodwill. Finally, it requires disclosures in addition to the disclosure requirements of APB 16. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, as well as purchase method business combinations completed after June 30, 2001.

SFAS 142 – Goodwill and Other Intangible Assets

     In June 2001, the FASB issued SFAS 142, which requires that an identifiable intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) is to be initially recognized and measured based on its fair value. An identifiable intangible asset with a finite useful life is amortized over its estimated useful life. An intangible asset with an indefinite useful life is not amortized, but is tested for impairment under the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (which has been superceded by SFAS 144 as discussed below). Goodwill recognized in business combinations is not amortized, but is tested for impairment under the provisions of SFAS 142 at a level of reporting referred to as a reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second step of the impairment test. In the second step, if the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests in certain circumstances.

     For purchase business combinations that are consummated after June 30, 2001, goodwill and identifiable intangibles are recorded in accordance with SFAS 142, which requires no amortization of goodwill and separately identifiable intangible assets with indefinite lives. For intangible assets in existence prior to June 30, 2001, the Company continued to amortize goodwill and all separately identifiable intangibles through December 31, 2001. Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing goodwill and separately identifiable intangibles with indefinite lives and continued to amortize other identifiable intangibles in accordance with the guidelines set forth in this Statement.

     Under SFAS 142, the first step of the initial goodwill impairment test must be complete by June 30, 2002. Management is in the process of performing this first step, but does not expect any goodwill impairment to be recognized in the Consolidated Condensed Financial Statements.

     At March 31, 2002, goodwill was $509.4 million, compared to $480.4 million at December 31, 2001. Of this increase, $28.9 million represents goodwill generated in the acquisition of Landmark Bancshares, Inc. on March 1, 2002. Other intangible assets include core deposit intangibles of $41.4 million and unidentifiable intangible assets generated through branch acquisitions of $246.1 million. Amortization expense for these intangible assets totaled $9.4 million for the three months ended March 31, 2002. Estimated amortization expense for the next five years is as follows: $38.4 million in 2002, $37.6 million in 2003, $35.9 million in 2004, $30.8 million in 2005 and $29.9 million in 2006.

     The following table is a reconciliation of net income, basic earnings per share, and diluted earnings per share with and without goodwill amortization:

(Dollars in thousands except per share data)	Three Months Ended March 31

	2002	2001

Reported net income	$154,205	$129,856
Add back: Goodwill amortization	—	3,117

Adjusted net income	$154,205	$132,973

Basic earnings per share:
Reported net income	$0.45	$0.38
Goodwill amortization	—	0.01

Adjusted net income	$0.45	$0.39

Diluted earnings per share:
Reported net income	$0.44	$0.38
Goodwill amortization	—	0.01

Adjusted net income	$0.44	$0.39

SFAS 143 – Accounting for Asset Retirement Obligations

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

SFAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets

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

Note B – Earnings per Share Reconciliation

     A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

	Three months ended March 31
(In thousands, except per share data)	2002	2001

Basic:
Net income	$154,205	$129,856
Average common shares outstanding	346,506	338,650

Earnings per share	$0.45	$0.38

Diluted:
Net income	$154,205	$129,856
Average common shares outstanding	346,506	338,650
Dilutive effect of stock options	3,897	3,078

Average diluted shares outstanding	350,403	341,728

Earnings per share	$0.44	$0.38

     For the three months ended March 31, 2001, the Company had 900,002 options issued that were not included in the calculation of diluted EPS, as the exercise price of these options was in excess of the average market price.

Note C – Comprehensive Income

     Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are recognized under accounting standards as components of comprehensive income are displayed in the Consolidated Condensed Statements of Stockholders’ Equity.

     In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:

	Three months ended March 31
	2002			2001

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	$(27,822)	$9,566	$(18,256)	$86,681	$(29,453)	$57,228
Less: reclassification adjustment	2,181	(829)	1,352	12	(5)	7

Net unrealized gain (loss) on securities	(30,003)	10,395	(19,608)	86,669	(29,448)	57,221

Unrealized gain (loss) on derivatives:
Unrealized holding gains (losses) arising during the period	(1,888)	(1,590)	$(3,478)	28,536	(423)	28,113
Less: reclassification adjustment	4,183	(1,590)	2,593	1,114	(423)	691

Net unrealized gain (loss) on derivatives	(6,071)	0	(6,071)	27,422	0	27,422

Total Other Comprehensive Income (Loss)	$(36,074)	$10,395	$(25,679)	$114,091	$(29,448)	$84,643

Note D – Supplemental Cash Flow Information

     The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2002 and 2001.

(In thousands)	Three Months Ended March 31
	2002	2001

Cash paid during period for:
Interest	$276,722	$545,098
Income taxes	11,496	4,468
Noncash transactions:
Assets acquired in business combinations	170,761	422,342
Liabilities assumed in business combinations	160,758	401,076
Common Stock issued in business combinations	0	5,197
Loans transferred to other real estate	23,513	9,301
Financed sales of foreclosed property	15,292	9,594
Loans securitized into mortgage-backed securities	400,728	0

Note E – Business Segments

     The Company segregates financial information for use in assessing its performance which is ultimately used for allocating resources to its business segments. The Company has four reportable business segments which are primarily aligned along lines of business. Each segment is managed by one or more of the Company’s executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The four reportable business segments are Commercial Banking, Regional Banking, Funds Management, and Other.

     The Commercial Banking segment provides services for large corporate customers throughout all geographic areas covered by SouthTrust. These services include credit, cash management, international and commercial leasing services. The Regional Banking segment generates revenues from retail lending, depository services, and regional commercial lending not included in Commercial Banking. Branch administration costs are also included in Regional Banking. The Funds Management segment is responsible for asset and liability management, which includes management of interest rate and liquidity risk. Activities include management of the Company’s securities portfolio, wholesale and long-term funding sources, and the use of derivatives such as interest rate swap agreements. The category named Other encompasses operating segments such as capital management and other bank and non-bank subsidiaries. Services provided by these segments include brokerage services, investment services and trust services.

     The remaining Company divisions included within the Reconciliation grouping are divisions that have no operating revenue. They contain unallocated costs not directly associated with the other reportable segments such as executive administration, finance, internal auditing, and risk assessment. Other items in this grouping include provisions for loan losses in excess of the amounts allocated to the operating segments, income from bank owned life insurance, credits for data processing and other support function costs allocated to reportable segments, intangible amortization, and income tax expense. Intercompany eliminations are also included in the Reconciliation group.

     The Company’s management accounting policies generally follow those for the Company described in Note A to the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2001, except for the following items. The Company uses a transfer pricing process to aid in assessing operating segment performance. This process involves matched rate transfer pricing of assets and liabilities to determine a contribution to the net interest margin on a segment basis. Also, net interest margin is reported on a fully taxable equivalent basis. The provision for loan losses is charged to each business segment primarily based on net charge-offs. Data processing and other support function costs are charged in accordance with the relative operational cost of each segment. Also, depreciation expense is not disclosed separately by segment, since this is not considered a significant component of the profitability of a financial institution.

     The Company’s management accounting policies are continuously evolving based on both internal and external factors. Therefore, the Company has restated the comparative 2001 segment information to conform to the 2002 presentation. The restatement for 2001 includes organizational structure changes made during 2002 and changes to the allocation of interest rate risk. As management accounting policies change, prior period restatement may also be necessary in the future. In addition, results of operations for SouthTrust’s reportable segments may not be comparable to similar reportable segments for other financial institutions.

     The following tables present the Company’s business segment information for the three month periods ended March 31, 2002 and 2001:

	Three months ended March 31, 2002

	Commercial	Regional	Funds		Reconciling	Total
(In millions)	Banking	Banking	Management	Other	Items	Company

Net interest margin (FTE)	$77.4	264.4	118.7	6.2	(42.9)	$423.8
Provision for loan losses	6.6	18.9	1.0	(0.2)	1.4	27.7
Non-interest income	9.3	113.5	1.4	18.8	10.8	153.8
Non-interest expense	13.1	260.3	1.2	21.0	22.5	318.1

Pre-tax income	67.0	98.7	117.9	4.2	(56.0)	231.8
Income tax expense (FTE)	0.0	0.0	0.0	0.0	77.6	77.6

Net income	$67.0	$98.7	$117.9	$4.2	$(133.6)	$154.2

Ending assets	$10,918.2	$23,787.8	$11,330.1	$740.4	$1,468.5	$48,245.0

	Three months ended March 31, 2001

	Commercial	Regional	Funds		Reconciling	Total
(In millions)	Banking	Banking	Management	Other	Items	Company

Net interest margin (FTE)	$78.9	261.5	52.6	3.7	(42.4)	$354.3
Provision for loan losses	1.9	17.7	0.8	0.0	2.4	22.8
Non-interest income	7.7	96.8	(0.7)	14.9	11.7	130.4
Non-interest expense	11.2	227.4	0.9	16.0	11.5	267.0

Pre-tax income	73.5	113.2	50.2	2.6	(44.6)	194.9
Income tax expense (FTE)	0.0	0.0	0.0	0.0	65.0	65.0

Net income	$73.5	$113.2	$50.2	$2.6	$(109.6)	$129.9

Ending assets	$11,039.4	$22,700.1	$9,816.3	$803.0	$1,598.4	$45,957.2

Note F – Business Combinations

     During the first three months of 2002, the Company completed the following acquisition:

(In Millions)						Consideration

							Common
Date	Location	Institution	Assets	Loans	Deposits	Cash	Shares

March 1, 2002	Euless, TX	Landmark Bancshares, Inc	$170.8	$108.4	$154.6	$38.9	—

     Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Condensed Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business

     SouthTrust Corporation (“SouthTrust” or the “Company”) is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, and engages, through its subsidiary bank, SouthTrust Bank and its non-banking subsidiaries, in a full range of banking services from 714 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of March 31, 2002, the Company had consolidated total assets of $48.2 billion, which ranked it among the top twenty bank holding companies in the United States.

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

     Information relating to the Company’s business segments can be found in Note E to the unaudited Consolidated Condensed Financial Statements.

Forward-Looking Statements

     This report and documents incorporated herein by reference may contain certain statements relating to the future results of the Company based upon information currently available. These “forward-looking statements” (as defined in Section 21E of The Securities and Exchange Act of 1934) are typically identified by words such as “believes”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, and similar expressions. These forward-looking statements are based upon assumptions the Company believes are reasonable and may relate to, among other things, the allowance for loan loss adequacy, simulation of changes in interest rates and litigation results. Such forward-looking statements are subject to risks and uncertainties, which could cause the Company’s actual results to differ materially from those included in these statements. These risks and uncertainties include, but are not limited to the following: (1) changes in political and economic conditions; (2) interest rate fluctuations; (3) competitive product and pricing pressures within the Company’s markets; (4) equity and fixed income market fluctuations; (5) personal and corporate customers’ bankruptcies; (6) inflation; (7) acquisitions and integration of acquired businesses; (8) technological changes; (9) changes in law; (10) changes in fiscal, monetary, regulatory and tax policies; (11) monetary fluctuations; (12) success in gaining regulatory approvals when required; (12) market disruptions and other effects resulting from the terrorist attacks on New York and Washington D.C. and actions by the United States and other governments in reaction thereto; (13) other risks and uncertainties listed from time to time in the Company’s SEC reports and announcements.

Selected Quarterly Financial Data	Table 1
(Dollars in millions except per share data)

	Quarters Ended

	2002	2001

	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31

Earnings Summary:
Interest income	$681.9	$732.0	$782.4	$811.8	$844.5
Interest expense	261.4	318.6	392.6	437.8	493.6

Net interest income	420.5	413.4	389.8	374.0	350.9
Provision for loan losses	27.7	39.3	30.4	25.7	22.8

Net interest income after provision for loan losses	392.8	374.1	359.4	348.3	328.1
Non-interest income	151.6	156.8	138.8	138.5	130.4
Securities gains	2.2	4.0	0.6	1.9	0.0
Non-interest expense	318.1	317.6	285.6	283.2	267.0

Income before income taxes	228.5	217.3	213.2	205.5	191.5
Income taxes	74.3	72.4	71.1	67.9	61.6

Net income	$154.2	$144.9	$142.1	$137.6	$129.9

Per common share:
Net income – basic	$0.45	$0.42	$0.41	$0.41	$0.38
Net income – diluted	0.44	0.42	0.41	0.40	0.38
Cash dividends declared	0.17	0.14	0.14	0.14	0.14
Book value	11.64	11.44	11.38	10.59	10.39
Market value-high	27.32	25.93	27.18	26.44	24.44
Market value-low	23.33	21.69	19.97	21.69	19.25
Ending balances:
Loans, net of unearned income	$32,870.4	$33,422.6	$32,813.2	$32,242.6	$31,963.7
Total assets	48,245.0	48,754.5	47,267.9	46,535.0	45,957.2
Deposits	30,749.8	32,634.1	30,038.3	29,824.4	28,558.9
Federal Home Loan Bank advances	4,221.0	4,221.1	4,221.2	4,251.2	4,051.2
Long-term debt	1,511.4	1,263.4	1,071.1	1,047.1	1,053.4
Stockholders’ equity	4,037.2	3,962.4	3,900.1	3,599.6	3,530.6
Common shares (in thousands)	346,706	346,273	342,685	340,011	339,937
Average balances:
Loans, net of unearned income	$33,367.9	$32,960.3	$32,428.4	$32,032.1	$31,564.7
Earning assets	44,514.8	44,243.4	43,271.0	42,870.4	42,018.1
Total assets	48,283.4	47,885.0	46,669.3	46,229.4	45,231.7
Deposits	31,505.7	30,612.5	30,138.1	29,600.9	28,736.9
Stockholders’ equity	4,041.9	3,973.5	3,721.5	3,554.9	3,436.1
Common shares (in thousands)
Basic	346,506	344,815	342,184	339,974	338,650
Diluted	350,403	348,769	346,541	344,048	341,728
Selected ratios:
Return on average total assets	1.30%	1.20%	1.21%	1.19%	1.16%
Return on average stockholders’ equity	15.47	14.47	15.15	15.53	15.33
Net interest margin (FTE)	3.87	3.74	3.61	3.54	3.42
Average equity to average assets	8.37	8.30	7.97	7.69	7.60
Non-interest expense as a percent of average total assets	2.67	2.63	2.43	2.46	2.39
Efficiency ratio	55.28	55.40	53.70	54.87	55.09

Average Balances, Interest Income and Expense and	Table 2
Average Yields Earned and Rates Paid
(Dollars in millions; yields on taxable equivalent basis)

	Quarters Ended

	March 31, 2002			December 31, 2001

			(1)			(1)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans, net of unearned income (2)	$33,367.9	$505.2	6.14%	$32,960.3	$550.9	6.63%
Available-for-sale securities:
Taxable	9,553.0	153.7	6.62	9,587.9	155.8	6.48
Non-taxable	409.0	7.2	7.23	392.5	6.9	7.04
Held-to-maturity securities:
Taxable	462.3	8.2	7.23	512.7	9.2	7.12
Non-taxable	52.3	1.2	9.43	56.2	1.3	8.97
Short-term investments	670.3	9.7	5.86	733.8	10.9	5.93

Total interest-earning assets	44,514.8	$685.2	6.26%	44,243.4	$735.0	6.60%
Allowance for loan losses	(487.5)			(476.2)
Other assets	4,256.1			4,117.8

Total assets	$48,283.4			$47,885.0

Liabilities
Savings deposits	$2,308.5	$7.6	1.34%	$2,186.4	$8.8	1.61%
Interest-bearing demand deposits	3,891.8	9.5	0.99	3,628.3	12.3	1.35
Time deposits	21,208.2	150.1	2.87	20,845.7	188.9	3.60
Short-term borrowings	6,427.1	28.3	1.79	6,979.5	39.3	2.23
Federal Home Loan Bank advances	4,221.1	52.4	5.03	4,221.1	55.1	5.18
Long-term debt	1,300.6	13.5	4.22	1,262.3	14.2	4.45

Total interest-bearing liabilities	39,357.3	$261.4	2.69%	39,123.3	$318.6	3.23%
Non-interest bearing demand deposits	4,097.3			3,952.1
Other liabilities	786.9			836.1
Total liabilities	44,241.5			43,911.5
Stockholders’ Equity	4,041.9			3,973.5

Total liabilities and stockholders’ equity	$48,283.4			$47,885.0

Net interest income		$423.8			$416.4

Net interest margin			3.87%			3.74%

Net interest spread			3.57%			3.37%

(1)	Yields were calculated using the average amortized cost of the underlying assets. All yields and rates are presented on an annualized basis.

(2)	Included in interest are net loan fees of $12.6 million, $13.1 million, $14.8 million, $15.5 million, and $16.5 million for the five quarters ended March 31, 2002, respectively. The averages include loans on which the accrual of interest has been discontinued. Income on non-accrual loans is recognized on a cash-basis.

Average Balances, Interest Income and Expense and	Table 2
Average Yields Earned and Rates Paid
(Dollars in millions; yields on taxable equivalent basis)

	Quarters Ended

	September 30, 2001			June 30, 2001			March 31, 2001

			(1)			(1)			(1)
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans, net of unearned income (2)	$32,428.4	$603.9	7.39%	$32,032.1	$631.1	7.90%	$31,564.7	$666.2	8.56%
Available-for-sale securities:
Taxable	8,727.2	143.3	6.56	7,886.2	131.9	6.76	6,956.0	120.2	7.04
Non-taxable	377.3	6.5	6.90	364.5	6.8	7.59	336.0	6.4	7.73
Held-to-maturity securities:
Taxable	1,122.8	20.5	7.26	1,931.4	33.5	6.95	2,606.5	44.3	6.89
Non-taxable	61.7	1.5	9.44	70.4	1.6	9.16	73.3	1.7	9.29
Short-term investments	553.6	10.0	7.18	585.7	10.4	7.15	481.6	9.1	7.66

Total interest-earning assets	43,271.0	$785.7	7.21%	42,870.3	$815.3	7.64%	42,018.1	$847.9	8.19%
Allowance for loan losses	(470.9)			(461.6)			(451.3)
Other assets	3,869.2			3,820.7			3,664.9

Total assets	$46,669.3			$46,229.4			$45,231.7

Liabilities
Savings deposits	$2,104.6	$12.4	2.34%	$2,069.2	$13.9	2.69%	$1,948.8	$14.2	2.95%
Interest-bearing demand deposits	3,336.4	15.8	1.88	3,369.8	16.9	2.02	3,292.7	18.2	2.25
Time deposits	20,919.0	234.8	4.45	20,471.5	256.9	5.03	19,992.3	284.0	5.76
Short-term borrowings	6,745.4	58.3	3.43	7,045.4	76.0	4.33	7,455.3	103.7	5.64
Federal Home Loan Bank advances	4,235.2	56.9	5.33	4,242.4	58.0	5.48	3,816.3	54.9	5.84
Long-term debt	1,047.4	14.4	5.46	1,053.3	16.1	6.11	1,079.4	18.6	6.98

Total interest-bearing liabilities	38,388.0	$392.6	4.06%	38,251.6	$437.8	4.59%	37,584.8	$493.6	5.33%
Non-interest bearing demand deposits	3,778.2			3,690.4			3,503.2
Other liabilities	781.6			732.5			707.6
Total liabilities	42,947.8			42,674.5			41,795.6
Stockholders’ Equity	3,721.5			3,554.9			3,436.1

Total liabilities and stockholders’ equity	$46,669.3			$46,229.4			$45,231.7

Net interest income		$393.1			$377.5			$354.3

Net interest margin			3.61%			3.54%			3.42%

Net interest spread			3.15%			3.05%			2.86%

Net Interest Income / Margin

     Net interest income is the principal component of SouthTrust’s earnings and represents the difference between revenue generated by interest-earning assets and the interest cost related to funding those assets. The net interest margin and net interest spread are affected by the composition of interest-earning assets and interest-bearing liabilities, competitive pressures, and Federal Reserve Bank (the “Fed”) monetary policies. For purposes of discussion, income that is either exempt from federal income taxes or taxed at a preferential rate has been adjusted to fully taxable equivalent (“FTE”) amounts, using a statutory federal tax rate of 35%.

     The Company’s net interest margin increased 45 basis points from the first quarter of 2001 to 3.87% for the 2002 first quarter period. The net interest spread between interest-earning assets and interest-bearing liabilities increased 71 basis points from the first quarter of 2001 to 3.57%. The improvement in the net interest margin resulted from the interest rate cuts made by the Fed during 2001. The Company has benefited from lower funding costs, which have typically repriced downward more quickly than its variable rate assets.

     For the remainder of 2002, economic indicators are mixed and it is unclear exactly when the economy will come out of the recession. Many factors, including changes in economic data, the mix and size of any fiscal stimulus and current and possible future military actions could affect the speed of the recovery. Most experts believe that it will be sometime during the second half of 2002; however accurate economic predictions are often difficult to determine. The Company’s most likely scenario calls for interest rates to remain neutral throughout 2002, while rising moderately the next year. The Company expects continued improvement in the net interest margin during the first half of 2002, as liabilities continue to reprice at lower prevailing market rates. Given Management’s belief that interest rates will eventually go up, SouthTrust has worked diligently on improving its interest rate sensitivity position. During 2001, more than 85% of all new and renewed commercial loans were made at variable rates. The Company fully expects to continue this loan policy in 2002 and 2003, and financial models indicate that a significant change in interest rates over the next two years should have a minor impact on net interest margin in the latter part of 2002 and 2003.

     See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.

Provision for Loan Losses

     During the first quarter of 2002, the Company recorded a $27.7 million provision for loan losses. This compares to a provision of $22.8 million for the quarter ended March 31, 2001. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by Management based on the factors as described in “Allowance for Loan Losses” later in Management’s Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

Non-Interest Income

     Total non-interest income for the quarter ended March 31, 2002 was $153.8 million, an increase of $23.4 million or 18% over the same period in 2001.

     Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the first quarter of 2002 by 16% from the comparable year-ago period. This increase is attributable to increases in the number of deposit accounts, both through internal growth and acquisitions. Mortgage banking operations income decreased 3% for the first quarter ended March 31, 2002 compared to the same period in 2001. The decrease is due primarily to a lower volume of and rate earned on mortgage servicing rights in the first quarter of 2002 when compared to the same period in 2001.

     Fee income related to Bank cards increased in the first quarter of 2002 by 15% from the comparable year-ago periods. This increase is due to increased volume and increases in certain service charges. Debit card fees increased in the first quarter of 2002 by 20% compared to the same period in 2001, while trust fees increased 4% for the first quarter of 2002 when compared to the same period of 2001. Both of these increases are the result of increased volume. Investment fee income increased 20% for the first quarter of 2002 compared to the first quarter of 2001, which was driven by market conditions and annuity sales. Income from bank owned life insurance (“BOLI”) for the first quarter of 2002 decreased 25% over the comparable year ago period.

     Sales of loans during the first quarter of 2002 resulted in a gain of approximately $9.4 million, while securities gains were $2.2 million in the first quarter of 2002.

     There were no other significant non-recurring non-interest income items recorded in the first three months of 2002 or 2001.

Non-Interest Income	Table 3
(In millions)

	Quarters Ended

	2002	2001

	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31

Service charges on deposit accounts	$62.3	$63.8	$60.2	$58.5	$53.7
Mortgage banking operations	12.6	15.4	11.8	13.6	13.0
Bank card fees	10.6	10.9	10.7	10.7	9.3
Debit card fees	8.5	8.5	8.3	7.8	7.0
Trust fees	8.0	8.5	7.9	8.5	7.7
Investment fees	13.5	16.1	13.6	11.2	11.2
Bank owned life insurance	12.2	12.9	12.7	12.7	16.2
Gains on loans held-for-sale, net	9.4	6.7	5.9	4.2	1.9
Securities gains	2.2	4.0	0.6	1.9	0.0
Other	14.5	14.0	7.7	11.4	10.4

Total	$153.8	$160.8	$139.4	$140.5	$130.4

Non-Interest Expense

     Total non-interest expense increased 19% to $318.1 million in the first quarter of 2002 as compared to the same period in 2001. The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 55.28% for the quarter ended March 31, 2002, compared to 55.09% for the quarter ended March 31, 2001.

     Salaries and employee benefits expense is the largest component of non-interest expense, accounting for $182.1 million or 57% of all non-interest expense for the quarter ended March 31, 2002. Salary and employee benefits expense increased during the first quarter of 2002 by 20% over the same year-ago period. These increases were driven by annual merit and incentive increases, a 9% increase in the number of full-time equivalent employees primarily due to acquisitions, and increases in certain employee benefit costs.

     Occupancy expense also increased in the first quarter of 2002 by 10% compared to the same period in 2001, while equipment expense was up 13% for the first quarter of 2002 compared to the same year-ago period. These increases are attributable to a higher number of banking offices, primarily from acquisitions, as of March 31, 2002 compared to March 31, 2001.

     Data Processing expense increased 26% during the quarter ended March 31, 2002 when compared to the same period in 2001, primarily related to an increase in system licenses for various projects. For the three months ended March 31, 2002, communications expense increased 12% over the same period in 2001. This increase relates primarily to the implementation on a new phone system during the first quarter of 2002. Expense for professional services for the first quarter of 2002 increased 44% over the same period a year ago. This increase was due primarily to an increase in advertising co-op fees, higher consulting fees related to various projects, and increases from acquisitions.

     Intangible amortization for the first quarter of 2002 decreased 2% over the same period in 2001. Beginning January 1, 2002, the Company ceased amortization of goodwill as provided in SFAS 142, Goodwill and Other Intangible Assets, which was adopted as of that date. In lieu of amortization, goodwill will be periodically tested for impairment, also as required by this new Statement. See Note A to the Consolidated Condensed Financial Statements (Unaudited) for more information regarding SFAS 142.

     In addition to goodwill accounted for under SFAS 142, the Company has approximately $246 million as of March 31, 2002 of unidentifiable intangible assets generated through branch acquisitions. These unidentifiable intangible assets are accounted for under SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and are sometimes referred to in practice as “Statement 72 goodwill”. In response to significant industry concern and confusion, the FASB has recently agreed to reconsider the accounting relative to Statement 72 goodwill and is expected to issue further guidance in the latter part of 2002. Changes in the accounting could result in the discontinuation of amortization expense related to the asset. However, until final guidance is issued regarding this topic, SouthTrust will continue to amortize Statement 72 goodwill as required by SFAS 72. Amortization expense related to Statement 72 goodwill totaled $5.8 million for the quarter ended March 31, 2002.

     There were no other significant non-recurring non-interest expense items recorded in the first three months of 2002 or 2001.

Non-Interest Expense	Table 4
(In millions)

	Quarters Ended

	2002	2001

	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31

Salaries and employee benefits	$182.1	$176.5	$168.1	$159.5	$152.1
Net occupancy	26.6	27.4	25.2	25.3	24.3
Equipment	16.5	17.2	15.6	16.2	14.5
Data processing	10.2	10.5	9.3	8.9	8.0
Professional services	14.2	16.5	10.2	12.9	9.9
Communications	14.5	14.0	13.7	13.0	12.9
Intangible amortization	9.4	10.3	10.0	10.0	9.6
Other	44.6	45.2	33.5	37.4	35.7

Total	$318.1	$317.6	$285.6	$283.2	$267.0

Income Tax Expense

     Income tax expense for the first quarter of 2002 was $74.4 million for an effective tax rate of 32.5% compared to $61.6 million or an effective rate of 32.2% in the first quarter of 2001. The statutory federal income tax rate was 35% in 2002 and 2001.

Loans

     Loans, net of unearned income at March 31, 2002 were $32,870.4 million, a net decrease of $552.2 million over the December 31, 2001 level. During the first quarter of 2002, $108.4 million of loans were obtained in acquisitions. Also during the first quarter of 2002, $401.1 million of 1-4 family loans were securitized and moved to the available-for-sale securities portfolio. In addition, demand for loans has slowed down in recent quarters, partially as a result of the general slowdown in the economy and also due to the Company emphasizing more variable-rate commercial lending than in the past as part of its asset/liability management strategy. Also, the Company is experiencing loan run-off in certain consumer lending areas in which the Company is no longer originating new loans such as indirect auto lending and manufactured housing. This trend of slower growth may continue in the near future, given the uncertainty in the economy at this time.

     The Company regularly participates in loan sales in the secondary market, which facilitate the management of its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $1,111.6 million during the three month period ended March 31, 2002.

Loan Portfolio	Table 5
(In millions)

	Quarters Ended

	2002	2001

	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31

Commercial, financial and agricultural	$12,791.2	$12,984.5	$12,674.9	$12,571.8	$12,541.6
Real estate construction	4,627.9	4,388.0	4,269.9	4,058.9	3,793.0
Commercial real estate mortgage	7,036.2	7,136.4	7,004.0	6,981.9	7,124.6
Residential real estate mortgage	5,772.4	6,114.2	6,030.3	5,732.7	5,549.1
Loans to individuals	2,894.3	3,072.4	3,087.2	3,182.0	3,234.6

	33,122.0	33,695.5	33,066.3	32,527.3	32,242.9
Unearned income	(251.6)	(272.9)	(253.1)	(284.7)	(279.2)

Loans, net of unearned income	32,870.4	33,422.6	32,813.2	32,242.6	31,963.7
Allowance for loan losses	(485.4)	(483.1)	(471.1)	(462.9)	(460.4)

Net loans	$32,385.0	$32,939.5	$32,342.1	$31,779.7	$31,503.3

Allowance for Loan Losses

     The Company maintains an allowance for loan losses to absorb probable losses inherent in the loan portfolio and is based upon Management’s estimated range of those losses. Actual losses for these loans can vary significantly from this estimate. The Company’s subsidiary bank is regulated by the State Banking Department of the State of Alabama. SouthTrust Bank is a member bank of the Federal Reserve System, and as such, is also subject to the regulations of the Federal Reserve Board applicable to state member banks. Management may also consider recommendations from these regulators in concluding on the adequacy of the allowance for loan losses. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change. The historical and migration loss rates described below which are used in determining the allowance also provide a self-correcting feature to the methodology.

     Loans are separated by internal risk ratings into two categories for assessment of their estimated allowance level needs; Non-problem and Watch-list. The allowance for loan losses is calculated by applying historical loss factors to outstanding Non-problem loans within each loan type. The loss factors represent either the average of the last four years’ losses or, in some cases, the most recent year’s loss experience if in Management’s judgement that loss rate is more representative of current trends in a particular loan type. The allocation of the allowance on Non-problem loans is based on estimates of losses inherent in this portfolio, which have not yet been specifically identified in the Company’s problem loan rating process. Watch-list loans include any loans that have an internal credit review or regulatory rating of less than “pass”, plus “pass” rated loans that are sound and collectible, but contain certain characteristics that require review by Management. The allowance associated with Watch-list loans is calculated by applying loss factors determined through a combination of a migration analysis or an average of the last four years’ loss experience, both of which are specific to Watch-list loans. The migration analysis is performed periodically and measures losses in relation to the internal risk ratings assigned to loans. Additionally, certain Watch-list loans (generally large commercial credits that the Company considers to be impaired) are specifically reviewed. The specific review considers estimates of future cash flows, fair values of collateral and other indicators of the borrowers’ ability to repay the loan.

     In addition to the above, the Company considers other risk elements in establishing the allowance for both Non-problem and Watch-list loans. These risk elements are based on Management’s evaluation of various conditions that affect inherent losses, which are not directly measured by applying the historical or migration loss rates. Also, in most cases, the impact of these risk elements has not yet been reflected in the level of non-performing loans or in the internal risk grading process. Evaluation of these elements involves a higher degree of uncertainty since they are not directly associated with specific problem credits. These elements are discussed below.

     The Company’s loan portfolio has historically experienced growth rates in excess of our peers. While the Company strives to use prudent underwriting and credit management standards, such growth and related underwriting risks lead to increased losses that are not realized until after period end. Additionally, loans acquired through the various business combinations carry additional credit risk due to uncertainties associated with the underwriting process and deviations from the Company’s credit underwriting standards at the acquired institutions. The Company is also subject to risk associated with certain industry concentrations. Commercial real estate mortgage loans represent the Company’s largest concentration and although this segment of the portfolio has performed well in recent years, Management considers the associated risk within the commercial real estate portfolio as part of the other risk elements. The Company has established a sound credit policy, which guides the manner in which loans are underwritten. Exceptions from this policy may be necessary to facilitate the lending process. The associated exception risk has also been considered in computing the allowance.

     The allowance allocated to Watch-list loans at March 31, 2002 totaled $102.9 million, and the allowance allocated to Non-problem loans totaled $382.5 million. Based on the methodology outlined above, the total allowance for loan losses was $485.4 million at March 31, 2002 and $483.1 million at December 31, 2001. As a percentage of outstanding loans, the total allowance for loan losses was 1.48%, compared to the December 31, 2001 level of 1.45%. Net charge-offs during the three months ended March 31, 2002 totaled $27.5 million or .33% of average net loans on an annualized basis, an increase of $4.7 million from the 2001 first quarter.

Allowance for Loan Losses	Table 6
(In thousands)

	Quarters Ended

	2002	2001

	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31

Balance beginning of quarter	$483,124	$471,133	$462,905	$460,451	$450,348
Loans charged-off:
Commercial, financial and agricultural	17,858	24,672	18,374	12,311	12,338
Real estate construction	0	0	15	0	0
Commercial real estate mortgage	197	541	37	439	1,151
Residential real estate mortgage	1,455	2,356	2,577	1,995	1,871
Loans to individuals	11,071	12,375	11,774	12,236	10,697

Total charge-offs	30,581	39,944	32,777	26,981	26,057

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	982	2,244	956	1,207	859
Real estate construction	1	1	1	19	0
Commercial real estate mortgage	26	4	13	1	0
Residential real estate mortgage	162	219	326	495	366
Loans to individuals	1,883	1,671	1,787	1,965	2,017

Total recoveries	3,054	4,139	3,083	3,687	3,242

Net loans charged-off	27,527	35,805	29,694	23,294	22,815
Additions to allowance charged to expense	27,650	39,334	30,400	25,748	22,811
Subsidiaries’ allowance at date of purchase	2,142	8,462	7,522	0	10,107

Balance at end of quarter	$485,389	$483,124	$471,133	$462,905	$460,451

(In millions)
Loans outstanding at quarter end,
net of unearned income	$32,870.4	$33,422.6	$32,813.2	$32,242.6	$31,963.7
Average loans outstanding,
net of unearned income	$33,367.9	$32,960.3	$32,428.4	$32,032.1	$31,564.7
Ratios:
Allowance to net loans outstanding	1.48%	1.45%	1.44%	1.44%	1.44%
Net loans charged-off to average net loans	0.33	0.43	0.36	0.29	0.29
Provision for loan losses to net charge-offs	100.45	109.86	102.38	110.53	99.98
Provision for loan losses to average net loans	0.34	0.47	0.37	0.32	0.29

Non-Performing Assets

     Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $283.3 million at March 31, 2002, a decrease of $9.1 million from December 31, 2001. The ratio of non-performing assets to total loans plus other non-performing assets was .86% at March 31, 2002, while the allowance to non-performing loans ratio was 230.62% for the same period. The Company has historically maintained high credit underwriting standards, and expects any upward trend in non-performing assets due to economic conditions to be minimal.

Non-performing Assets	Table 7
(Dollars in millions)

	Quarters Ended

	2002	2001

	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31

Non-performing loans
Commercial, financial, and agricultural	$145.2	$153.2	$152.8	$160.7	$146.5
Real estate construction	21.0	28.6	31.0	22.1	11.6
Commercial real estate mortgage	10.4	7.9	5.9	2.5	2.6
Residential real estate mortgage	23.8	16.5	21.5	17.5	20.7
Loans to individuals	10.1	11.3	12.0	9.8	10.4

Total non-performing loans	210.5	217.5	223.2	212.6	191.8

Other real estate owned	56.2	53.5	42.4	37.5	33.1
Other repossessed assets	16.6	21.4	8.7	8.8	9.5

Total non-performing assets	$283.3	$292.4	$274.3	$258.9	$234.4

Accruing loans past due 90 days or more	$82.8	$74.2	$66.6	$65.9	$69.3
Ratios:
Non-performing loans to total loans	0.64%	0.65%	0.68%	0.66%	0.60%
Non-performing assets to total loans
plus other non-performing assets	0.86	0.87	0.83	0.80	0.73
Non-performing assets and accruing loans
90 days or more past due to total loans plus other non-performing assets	1.11	1.09	1.04	1.01	0.95
Allowance to non-performing loans	230.62	222.18	211.07	217.79	240.04

Available-for-Sale and Held-to-Maturity Securities

     The investment portfolio is managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. Securities classified as held-to-maturity are carried at amortized cost, as the Company has the ability and Management has the positive intent to hold these securities to maturity. All securities not considered held-to-maturity or part of the trading portfolio have been designated as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported net of deferred taxes as other comprehensive income, a component of stockholders’ equity. This caption includes securities that Management intends to use as part of its asset / liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes.

     Total securities, including those designated as available-for-sale and held-to-maturity, have increased $633.9 million since December 31, 2001. Securities obtained through the acquisition of other financial institutions were $33.1 million during the first three months of 2002.

Available-for-Sale and Held-to-Maturity Securities	Table 8

	Available-for-Sale Securities

	March 31, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
(Dollars in millions)	Cost	Value	Cost	Value

U.S. Treasury securities	$28.2	$28.1	$38.2	$38.5
U.S. Government agency securities	1,250.1	1,228.4	336.5	333.1
Collateralized mortgage obligations and mortgage-backed securities	8,553.9	8,624.2	8,719.1	8,799.7
Obligations of states and political subdivisions	324.1	325.4	319.5	324.2
Other debt securities	66.5	65.5	98.4	95.0
Equity securities	366.6	366.7	364.3	364.3

Total	$10,589.4	$10,638.3	$9,876.0	$9,954.8

	Held-to-Maturity Securities

	March 31, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Treasury securities	$2.5	$2.5	$2.5	$2.6
U.S. Government agency securities	25.5	26.4	25.6	26.7
Collateralized mortgage obligations and mortgage-backed securities	260.9	268.7	306.1	314.6
Obligations of states and political subdivisions	50.7	53.4	55.1	58.7
Other debt securities	155.5	158.3	155.4	159.7

Total	$495.1	$509.3	$544.7	$562.3

Short-Term Investments

     Short-term investments at March 31, 2002 totaled $539.1 million, reflecting an decrease of $389.9 million from the December 31, 2001 level of $929.0 million. At March 31, 2002, short-term investments consisted of $39.1 million in federal funds sold and securities purchased under resale agreements, $3.2 million in time deposits with other banks, $105.4 million in trading securities and $391.4 million in loans held for sale. Securities held for trading purposes primarily include inventory at the Company’s brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value.

     The Company’s Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company’s liquidity position, in determining desired balances of short-term investments and alternative uses of such funds.

Funding

     The Company’s overall funding level is governed by current and expected asset demand and capital needs. The Company’s funding sources can be divided into four broad categories: deposits, short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, and long-term debt. The mixture of these funding types depends upon the Company’s maturity and liquidity needs, the current rate environment, and the availability of such funds.

     The Company monitors certain ratios and liability concentrations to ensure funding levels are maintained within established policies. These policies include a maximum short-term liability to total asset ratio of 40% and a limit on funding concentrations from any one source as a percent of total assets of 20%. Various maturity limits have also been established.

     Deposits are the Company’s primary source of funding. Total deposits at March 31, 2002 were $30,749.8 million, down $1,884.3 million or 6% from the December 31, 2001 level of $32,634.1 million. Of this decrease, $2,121.3 million is from wholesale funding sources while core deposits, defined as demand deposits and time deposits less than $100,000, increased $237.0 million during the period. In the first three months of 2002, $154.6 million of deposits were obtained in acquisitions, while the fair value of deposits hedged decreased $11.6 million. At March 31, 2002 total deposits included interest-bearing deposits of $26,507.8 million and other deposits of $4,242.0 million.

     Short-term borrowings at March 31, 2002 were $6,997.2 million and included federal funds purchased of $4,848.7 million, securities sold under agreements to repurchase of $2,090.3 million and other borrowed funds of $58.2 million. At March 31, 2002 total short-term borrowings were 15% of total liabilities and stockholders’ equity. This compares to total short-term borrowings of $5,925.3 million or 12% of total liabilities and stockholders’ equity at December 31, 2001.

     FHLB advances totaled $4,221.0 million at March 31, 2002. The current quarter end balance is down $0.1 million from the level outstanding at December 31, 2001. The Company uses FHLB advances as an alternative to other funding sources with similar maturities. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset / liability management strategy.

     At March 31, 2002 and December 31, 2001, total long-term debt was $1,511.4 million and $1,263.4 million, respectively. During the first three months of 2002, $256.5 million in Bank Notes were issued, other issuances totaled $1.0 million, and the fair value adjustment related to long-term debt hedged decreased $9.5 million. There are no scheduled maturities of long-term debt through 2002.

Capital

     The Company continually monitors current and projected capital adequacy positions of both the Company and its subsidiary bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to stockholders in the form of dividends.

     The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items. The Company’s regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weighting, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain Tier 1 and Total capital to risk-weighted assets of 4% and 8%, respectively, and Tier 1 capital to adjusted quarter average total assets of 4%. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. As of the periods ended below, the Company meets all capital adequacy requirements imposed by its regulators.

     The March 31, 2002 Tier 1 and Total capital to risk weighted assets were 7.94% and 11.22%, respectively, compared to the December 31, 2001 ratios of 7.71% and 10.97%.

Capital Ratios	Table 9
(Dollars in millions)

	2002	2001

	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31

Tier 1 capital:
Stockholders’ equity	$4,037.2	$3,962.4	$3,900.1	$3,599.6	$3,530.6
Intangible assets other than servicing rights	(796.9)	(777.2)	(666.1)	(601.3)	(610.4)
Accumulated other comprehensive income	(65.4)	(91.0)	(204.0)	(50.7)	(72.5)

Total Tier 1 capital	3,174.9	3,094.2	3,030.0	2,947.6	2,847.7

Tier 2 capital:
Allowable allowance for loan losses	485.4	483.1	471.1	462.9	460.4
Allowable long-term debt	825.0	825.0	825.0	825.0	885.0

Total Tier 2 capital	1,310.4	1,308.1	1,296.1	1,287.9	1,345.4

Total risk-based capital	$4,485.3	$4,402.3	$4,326.1	$4,235.5	$4,193.1

Risk-weighted assets	$39,986.0	$40,124.6	$39,120.8	$38,748.2	$38,164.1
Risk-based ratios:
Tier 1 capital	7.94%	7.71%	7.75%	7.61%	7.46%
Total capital	11.22	10.97	11.06	10.93	10.99
Leverage ratio	6.69	6.57	6.59	6.46	6.38

Commitments

     The Company’s subsidiary bank had standby letters of credit outstanding of approximately $1,105.5 million at March 31, 2002 and $1,127.1 million at December 31, 2001.

     The Company’s subsidiary bank had outstanding commitments to extend credit of approximately $12,363.5 million at March 31, 2002 and $12,183.3 million at December 31, 2001. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     The Company’s policies as to collateral and assumption of credit risk for off-balance sheet commitments are essentially the same as those for extension of credit to its customers.

     Presently the Company has no commitments for significant capital expenditures.

Interest Rate Risk Management

     The Company’s primary market risk is its exposure to interest rate changes. This risk has not changed materially since December 31, 2001. Interest rate risk management strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. It is through these strategies that the Company seeks to manage the maturity and repricing characteristics of its balance sheet.

     The modeling techniques used by SouthTrust simulate changes in net interest income under various rate scenarios. Important elements of the techniques include the mix of floating versus fixed rate assets and liabilities, the scheduled repricing and maturing volumes and rates of the existing balance sheet, the slope of the yield curve, and prepayment assumptions. Changes in the preceding assumptions will cause these results to change.

Derivative Financial Instruments

     Derivative financial instruments that are used as a part of the Company’s interest rate risk management strategy include interest rate swap agreements (“swaps”). These swaps qualify for hedge accounting treatment and are designated as follows: (1) Some swaps provide for the Company to pay interest based on the Floating London Interbank Offered Rate (“LIBOR”) while receiving payments on a fixed rate. These swaps are designated as fair value hedges of pools of fixed-rate deposit liabilities and certain fixed-rate long-term debt. (2) Some swaps also provide for the Company to pay interest based on LIBOR while receiving payments on a fixed rate. These swaps are designated as cash flow hedges of the interest received on pools of floating-rate LIBOR loans. (3) Other swaps provide for the Company to pay a fixed rate of interest while receiving payments on a floating rate. These swaps are designated as cash flow hedges of the interest paid on federal funds purchased and long-term bank notes.

End User Derivative Instruments	Table 10

	As of March 31, 2002

					Fair Value

	(Dollars in Millions)
		Weighted
		Average	Average
	Notional	Maturity	Received	Average	Gross	Gross
	Balance	In Months	Rate	Pay Rate	Gains	Losses	Net

Fair Value Hedges:
Interest rate swaps – received floating/pay fixed	$1,384.5	33	7.14%	1.98%	$63.7	—	$63.7
Cash Flow Hedges:
Interest rate swaps – received fixed/pay floating	450.0	58	6.77	1.90	25.4	—	25.4
Interest rate swaps – received floating/pay fixed	700.0	10	2.46	2.40	2.1	—	2.1
Mortgage Lending Commitments
Forward contracts	388.3	2	—	—	0.1		0.1
Interest rate lock commitments	101.9	2	—	—	0.8	—	0.8

Total Derivatives	$3,024.7						$92.1

     Some of the Company’s derivative financial instruments do not qualify for hedge accounting. The Company’s mortgage banking subsidiary enters into interest rate locks, where customers have locked into mortgage loans at a set interest rate, and forward sales commitments, which are sales of mortgage loans to third parties at a specified price. The Company also enters into various contracts to provide derivative products to customers and enters into offsetting positions with third parties. Since the Company offsets its customer positions with positions through third parties, there is no impact to net earnings for these derivatives.

Contingencies

     Certain of the Company’s subsidiaries are defendants in various legal proceedings arising in the normal course of business. These claims relate to the lending and investment advisory services provided by the Company and include alleged compensatory and punitive damages.

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

     Although it is not possible to determine with any certainty at this point in time the potential exposure related to punitive damages in connection with these suits, Management, based upon consultation with legal counsel, believes that the ultimate resolutions of these proceedings will not have a material adverse effect on the Company’s financial statements.

PART II — OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)		Exhibits

	3(i)	Composite Restated Certificate of Incorporation of SouthTrust Corporation.

*	3(ii)	Composite Restated Bylaws of SouthTrust Corporation which was filed as Exhibit 4(e) to the Registration Statement on Form S-4 of SouthTrust Corporation (Registration No. 33-61557)

*	4(a)	Articles FOURTH, SIXTH, SEVENTH, and ELEVENTH of the Restated Certificate of Incorporation of SouthTrust Corporation (included at Exhibit 3)

*	4(b)	Certificate of Designation of Preferences and Rights of Series 1999 Junior Participating Preferred Stock, adopted December 16, 1998 and effective February 22, 1999, which was filed as Exhibit A to Exhibit 1 to SouthTrust Corporation’s Registration Statement on Form 8-A (File No. 001-14781)

*	4(c)	Amended and Restated Shareholder’s Rights of Agreement, dated as of August 1, 2000 between SouthTrust Corporation and American Stock Transfer & Trust Company, Rights Agent, which was filed as Exhibit 1 to SouthTrust Corporation’s Registration Statement on Form 8-A (File No. 001-14781)

*	4(d)	Indenture, dated as of May 1, 1987, between SouthTrust Corporation and National Westminster Bank USA, which was filed as Exhibit 4(a) to SouthTrust Corporation’s Registration Statement on Form S-3 (Registration No. 33-13637)

*	4(e)	Subordinated Indenture, dated as of May 1, 1992, between SouthTrust Corporation and Chemical Bank, which was filed as Exhibit 4(b)(ii) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-52717)

*	4(f)	Form of Senior Indenture, which was filed as Exhibit 4(b)(i) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-52717)

	10(a)	SouthTrust Corporation Executive Management Retirement Plan

*	Incorporated herein by reference

(b)	Reports on Form 8-K filed in the first quarter of 2002: none.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHTRUST CORPORATION

/s/ Wallace D. Malone, Jr.
Date: May 14, 2002
Wallace D. Malone, Jr. Chairman and Chief Executive Officer

/s/ Alton E. Yother
Date: May 14, 2002
Alton E. Yother Executive Vice President Secretary, Treasurer and Controller