Form 10-Q
period 2002-06-30
SOUTHTRUST CORP
filed 2002-08-13
CIK 92081

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002
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

Yes       [X]                 No   [   ]

At June 30, 2002, 346,766,256 shares of the Registrant’s Common Stock, $2.50 par value were outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Income
Consolidated Condensed Statements of Stockholders’ Equity
Consolidated Condensed Statements of Cash Flows
Notes to Consolidated Condensed Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Statement Description	Page(s)

Consolidated Condensed Balance Sheets (Unaudited) June 30, 2002, December 31, 2001 and June 30, 2001	3
Consolidated Condensed Statements of Income (Unaudited) Three and six months ended June 30, 2002 and 2001	4
Consolidated Condensed Statements of Stockholders’ Equity (Unaudited) Three and six months ended June 30, 2002 and 2001	5
Consolidated Condensed Statements of Cash Flows (Unaudited) Six months ended June 30, 2002 and 2001	6
Notes to Consolidated Condensed Financial Statements (Unaudited)	7-15

     The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of Management, reflect all adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the three and six month periods ended June 30, 2002 and 2001. Results of operations for the interim 2002 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of the registrant is included on Pages 16-32.

SOUTHTRUST CORPORATION
Consolidated Condensed Balance Sheets
(Unaudited)

(Dollars in thousands)	June 30	December 31	June 30
	2002	2001	2001

Assets
Cash and due from banks	$869,635	$1,159,236	$921,992
Short-term investments:
Federal funds sold and securities purchased under resale agreements	256,959	28,219	4,593
Interest-bearing deposits in other banks	4,307	5,728	1,214
Trading securities	107,132	107,321	128,116
Loans held for sale	477,976	787,710	447,117

Total short-term investments	846,374	928,978	581,040
Available-for-sale securities	10,216,236	9,954,837	8,898,148
Held-to-maturity securities (1)	436,775	544,695	1,454,418
Loans	33,423,017	33,695,495	32,527,278
Less:
Unearned income	242,279	272,896	284,647
Allowance for loan losses	488,340	483,124	462,905

Net loans	32,692,398	32,939,475	31,779,726
Premises and equipment, net	899,522	838,552	775,276
Due from customers on acceptances	12,500	25,361	18,625
Goodwill and other intangible assets	789,644	777,160	601,282
Bank owned life insurance	959,647	934,806	909,213
Other assets	696,836	651,448	595,272

Total assets	$48,419,567	$48,754,548	$46,534,992

Liabilities
Deposits:
Interest-bearing	$27,244,732	$28,241,840	$25,954,906
Other	4,342,125	4,392,271	3,869,529

Total deposits	31,586,857	32,634,111	29,824,435
Federal funds purchased and securities sold under agreements to repurchase	4,934,226	5,811,872	6,964,313
Other short-term borrowings	256,375	113,455	148,868
Bank acceptances outstanding	12,500	25,361	18,625
Federal Home Loan Bank advances	4,271,005	4,221,066	4,251,210
Long-term debt	2,144,305	1,263,419	1,047,147
Other liabilities	898,033	722,889	680,755

Total liabilities	44,103,301	44,792,173	42,935,353
Stockholders’ equity
Preferred stock, par value $1.00 a share (2)	0	0	0
Common stock, par value $2.50 a share (3)	889,017	887,745	856,934
Capital surplus	602,689	597,187	340,644
Retained earnings	2,760,277	2,566,308	2,376,275
Accumulated other comprehensive income	244,543	91,029	50,720
Treasury stock, at cost (4)	(180,260)	(179,894)	(24,934)

Total stockholders’ equity	4,316,266	3,962,375	3,599,639

Total liabilities and stockholders’ equity	$48,419,567	$48,754,548	$46,534,992

(1) Held-to-maturity securities-fair value	$462,897	$562,296	$1,468,967
(2) Preferred shares authorized	5,000,000	5,000,000	5,000,000
Preferred shares issued	0	0	0
(3) Common shares authorized	1,000,000,000	500,000,000	500,000,000
Common shares issued	355,606,785	355,097,977	342,773,378
(4) Treasury shares of common stock	8,840,529	8,825,370	2,762,384

SOUTHTRUST CORPORATION
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30		June 30

	2002	2001	2002	2001

Interest income
Loans, including fees	$490,834	$630,531	$995,538	$1,296,146
Available-for-sale securities	164,281	136,261	322,698	260,532
Held-to-maturity securities	8,226	34,621	17,363	80,135
Short-term investments	8,446	10,439	18,131	19,536

Total interest income	671,787	811,852	1,353,730	1,656,349

Interest expense
Deposits	153,824	287,727	321,075	604,095
Short-term borrowings	23,727	76,036	52,019	179,736
Federal Home Loan Bank advances	50,814	58,014	103,182	112,934
Long-term debt	15,475	16,058	28,999	34,645

Total interest expense	243,840	437,835	505,275	931,410

Net interest income	427,947	374,017	848,455	724,939
Provision for loan losses	28,728	25,748	56,378	48,559

Net interest income after provision for loan losses	399,219	348,269	792,077	676,380
Non-interest income
Service charges on deposit accounts	68,457	58,544	130,823	112,238
Mortgage banking operations	13,795	13,656	26,386	26,603
Bank card fees	11,383	10,659	22,020	19,939
Debit card fees	9,814	7,776	18,284	14,809
Trust fees	8,950	8,508	16,921	16,146
Investment fees	15,075	11,170	28,548	22,371
Bank owned life insurance	12,641	12,655	24,841	28,869
Gains on loans held for sale, net	6,931	4,229	16,320	6,167
Securities gains	1,175	1,867	3,356	1,879
Other	11,727	11,397	26,218	21,800

Total non-interest income	159,948	140,461	313,717	270,821

Non-interest expense
Salaries and employee benefits	183,430	159,524	365,548	311,570
Net occupancy	28,058	25,303	54,666	49,571
Equipment	16,746	16,240	33,244	30,776
Professional services	18,447	12,907	32,642	22,769
Data processing	10,509	8,897	20,664	16,930
Communications	15,692	12,967	30,207	25,912
Intangible amortization	8,023	10,043	17,386	19,641
Other	44,428	37,338	89,048	73,052

Total non-interest expense	325,333	283,219	643,405	550,221

Income before income taxes	233,834	205,511	462,389	396,980
Income tax expense	75,677	67,893	150,027	129,506

Net income	$158,157	$137,618	$312,362	$267,474

Average shares outstanding – basic (in thousands)	346,741	339,974	346,624	339,316
Average shares outstanding – diluted (in thousands)	351,464	344,048	350,937	342,895
Net income per share – basic	$0.45	$0.41	$0.90	$0.79
Net income per share – diluted	0.45	0.40	0.89	0.78
Dividends declared per share	0.17	0.14	0.34	0.28

SOUTHTRUST CORPORATION
Consolidated Condensed Statements of Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock				Other
			Capital	Retained	Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total

	(In Thousands, except share data)
Balance at January 1, 2001	338,106,862	$851,962	$333,987	$2,202,901	$(12,164)	$(24,226)	$3,352,460
Net income	0	0	0	267,474	0	0	267,474
Unrealized gain on available-for-sale securities*	0	0	0	0	44,751	0	44,751
Unrealized gain on derivatives*	0	0	0	0	18,133	0	18,133

Total other comprehensive income							62,884

Comprehensive income							330,358

Dividends declared ($.28 per share)	0	0	0	(94,926)	0	0	(94,926)
Common stock issued pursuant to:
Long-term incentive plan	575,674	1,439	4,184	0	0	0	5,623
Employee discounted stock purchase plan	115,384	289	1,385	0	0	0	1,674
Acquisitions accounted for as poolings-of-interest	1,297,344	3,244	1,088	826	0	0	5,158
Treasury stock acquired	(84,270)	0	0	0	0	(708)	(708)

Balance at June 30, 2001	340,010,994	$856,934	$340,644	$2,376,275	$50,720	$(24,934)	$3,599,639

Balance at January 1, 2002	346,272,607	$887,745	$597,187	$2,566,308	$91,029	$(179,894)	$3,962,375
Net income	0	0	0	312,362	0	0	312,362
Unrealized gain on available-for-sale securities*	0	0	0	0	146,935	0	146,935
Unrealized gain on derivatives*	0	0	0	0	6,579	0	6,579

Total other comprehensive income							153,514

Comprehensive income							465,876

Dividends declared ($.34 per share)	0	0	0	(118,393)	0	0	(118,393)
Common stock issued pursuant to:
Long-term incentive plan	381,393	953	3,651	0	0	0	4,604
Employee discounted stock purchase plan	127,415	319	1,851	0	0	0	2,170
Treasury stock acquired	(15,159)	0	0	0	0	(366)	(366)

Balance at June 30, 2002	346,766,256	$889,017	$602,689	$2,760,277	$244,543	$(180,260)	$4,316,266

*	See disclosure of reclassification amount and tax effect in Notes to Consolidated Condensed Financial Statements

SOUTHTRUST CORPORATION
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
(In Thousands)	June 30

	2002	2001

Operating activities
Net income	$312,362	$267,474
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	56,378	48,559
Depreciation of premises and equipment	29,008	26,206
Amortization of intangibles	17,637	21,956
Amortization of security premium	1,607	1,435
Accretion of security discount	(9,522)	(4,108)
Deferred income taxes	13,674	70,476
Bank owned life insurance	(24,841)	(28,869)
Net gain on sales of loans held for sale	(16,320)	(6,167)
Net gain on sales of securities	(3,356)	(1,879)
Origination and purchase of loans held for sale	(1,578,994)	(1,768,992)
Proceeds from sales of loans held for sale	1,905,048	1,671,055
Net increase in trading securities	(45,852)	(56,660)
Net increase in other assets	(34,253)	(24,294)
Net increase in other liabilities	146,603	72,710

Net cash provided by operating activities	769,179	288,902
Investing activities
Proceeds from maturities, calls or prepayments of:
Available-for-sale securities	1,311,842	2,056,182
Held-to-maturity securities	98,215	1,661,899
Proceeds from sales of:
Available-for-sale securities	1,006,046	22,446
Held-to-maturity securities	8,568	0
Purchases of:
Available-for-sale securities	(1,940,105)	(3,944,221)
Held-to-maturity securities	0	(14,500)
Premises and equipment	(87,939)	(53,604)
Net (increase) decrease in:
Short-term investments	(207,039)	57,921
Loans	(100,436)	(599,019)
Net cash paid in acquisitions	(31,300)	(30,207)

Net cash provided by (used in) investing activities	57,852	(843,103)
Financing activities
Net increase (decrease) in:
Deposits	(1,193,094)	(1,317,083)
Short-term borrowings	(738,095)	823,080
Proceeds from:
Common Stock issuances	5,119	6,365
Federal Home Loan Bank advances	200,013	1,400,485
Long-term debt	877,484	0
Payments for:
Repurchase of common stock	(366)	(708)
Federal Home Loan Bank advances	(150,074)	(202,056)
Long-term debt	(86)	(98,873)
Cash dividends	(117,533)	(94,767)

Net cash provided by (used in) financing activities	(1,116,632)	516,443

Decrease in cash and due from banks	(289,601)	(37,758)
Cash and due from banks at beginning of year	1,159,236	959,750

Cash and due from banks at end of period	$869,635	$921,992

Notes to Consolidated Condensed Financial Statements (Unaudited)

Note A – Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) 141 – Business Combinations

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, which addresses financial accounting and reporting for business combinations and supersedes APB Opinion 16 – Business Combinations (“APB 16”). This Statement requires that all business combinations be accounted for under the purchase method. Also, intangible assets that meet certain criteria must be recognized as assets apart from goodwill. Finally, it requires disclosures in addition to the disclosure requirements of APB 16. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

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

     Goodwill recognized in business combinations is not amortized, but is tested for impairment under the provisions of SFAS 142 at a level of reporting referred to as a reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second step of the impairment test. In the second step, if the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests in certain circumstances. The first step of the initial goodwill impairment test was completed by June 30, 2002 as required by SFAS 142. After performing this initial step, no goodwill impairment was indicated.

     For business combinations that are consummated after June 30, 2001, goodwill and identifiable intangibles are recorded in accordance with SFAS 142, which requires no amortization of goodwill and separately identifiable intangible assets with indefinite lives. For intangible assets in existence prior to June 30, 2001, the Company continued to amortize goodwill and all separately identifiable intangibles through December 31, 2001. Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing goodwill and separately identifiable intangibles with indefinite lives and continued to amortize other identifiable intangibles in accordance with the guidelines set forth in this Statement.

     In addition to goodwill accounted for under SFAS 142, the Company has unidentifiable intangible assets generated through branch acquisitions. These unidentifiable intangible assets are accounted for under SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institution, and are sometimes referred to in practice as “Statement 72 goodwill”. In response to significant industry concern and confusion, the FASB has reconsidered the accounting relative to Statement 72 goodwill and issued an Exposure Draft, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and No. 144 and FASB Interpretation No. 9, in April 2002. Under the Exposure Draft, an unidentifiable intangible asset generated in a business combination would be treated as goodwill under the provisions of SFAS 142. The FASB is expected to issue final guidance in the latter part of 2002.

Changes in the accounting could result in the discontinuation of amortization expense related to the asset. However, until final guidance is issued regarding this topic, SouthTrust will continue to amortize Statement 72 goodwill as required by SFAS 72.

     The following tables detail the changes in the carrying amount of goodwill and information related to other intangible assets as June 30, 2002:

	Commercial	Regional	Total
(In millions)	Banking	Banking	Goodwill

Balance at 12/31/01	$157.7	$322.7	$480.4
Goodwill acquired	9.4	17.8	27.2
Other	0.1	0.2	0.3

Balance at 6/30/02	$167.2	$340.7	$507.9

	“Statement 72	Core Deposit	Total Other
(In millions)	Goodwill”	Intangible	Intangibles

Original Cost	$296.3	$171.6	$467.9
Accumulated amortization	(54.7)	(131.5)	(186.2)

Balance at 6/30/02	$241.6	$40.1	$281.7

     Estimated amortization expense related to other intangible assets for the next five years is as follows: $38.6 million in 2002, $38.0 million in 2003, $36.0 million in 2004, $31.4 million in 2005 and $29.9 million in 2006.

     The following table is a reconciliation of net income, basic earnings per share, and diluted earnings per share with and without goodwill amortization:

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Reported net income	$158,157	$137,618	$312,362	$267,474
Add back: Goodwill amortization	—	3,508	—	6,625

Adjusted net income	$158,157	$141,126	$312,362	$274,099

Basic earnings per share:
Reported net income	$0.45	$0.41	$0.90	$0.79
Goodwill amortization	—	0.01	—	0.02

Adjusted net income	$0.45	$0.42	$0.90	$0.81

Diluted earnings per share:
Reported net income	$0.45	$0.40	$0.89	$0.78
Goodwill amortization	—	0.01	—	0.02

Adjusted net income	$0.45	$0.41	$0.89	$0.80

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

SFAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS 144, which replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this Statement are to develop one accounting model, based upon the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. This Statement requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The effect of this Statement on the Consolidated Condensed Financial Statements was not material.

SFAS 145 – Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections

     In April 2002, the FASB issued SFAS 145, which rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS 44, Accounting for Intangible Assets of Motor Carriers, and SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. These rescissions eliminate the requirement to report gains and losses from the extinguishment of debt as an extraordinary item, net of related income tax effect, and are effective for fiscal years beginning after May 15, 2002. This Statement also amends SFAS 13, Accounting for Leases, and requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback. This amendment is effective for transactions occurring after May 15, 2002. Finally, this Statement amends several pronouncements to make technical corrections to existing authoritative pronouncements. Management does not expect this Statement to have a material impact to the Consolidated Condensed Financial Statements.

SFAS 146 – Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issues SFAS 146, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not expect this Statement to have a material impact to the Consolidated Condensed Financial Statements.

Note B – Earnings per Share Reconciliation

     A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

	Three months ended June 30		Six months ended June 30

(In thousands, except per share data)	2002	2001	2002	2001

Basic:
Net income	$158,157	$137,618	$312,362	$267,474
Average common shares outstanding	346,741	339,974	346,624	339,316

Earnings per share	$0.45	$0.41	$0.90	$0.79

Diluted:
Net income	$158,157	$137,618	$312,362	$267,474
Average common shares outstanding	346,741	339,974	346,624	339,316
Dilutive effect of stock options	4,723	4,074	4,313	3,579

Average diluted shares outstanding	351,464	344,048	350,937	342,895

Earnings per share	$0.45	$0.40	$0.89	$0.78

     For the three and six months ended June 30, 2001, the Company had zero and 447,515 options issued that were not included in the calculation of diluted EPS, as the exercise price of these options was in excess of the average market price. There were no excluded options for the three and six months ended June 30, 2002.

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

     In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:

	Three months ended June 30

	2002			2001

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	$257,424	$(89,265)	$168,159	$(17,270)	$5,958	$(11,312)
Less: reclassification adjustment	2,607	(991)	1,616	1,867	(709)	1,158

Net unrealized gain (loss) on securities	254,817	(88,274)	166,543	(19,137)	6,667	(12,470)

Unrealized gain (loss) on derivatives:
Unrealized holding gains (losses) arising during the period	17,017	(1,659)	$15,358	(6,845)	(929)	(7,774)
Less: reclassification adjustment	4,367	(1,659)	2,708	2,444	(929)	1,515

Net unrealized gain (loss) on derivatives	12,650	0	12,650	(9,289)	0	(9,289)

Total Other Comprehensive Income (Loss)	$267,467	$(88,274)	$179,193	$(28,426)	$6,667	$(21,759)

	Six months ended June 30

	2002			2001

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax

Unrealized gain on securities:
Unrealized holding gains arising during the period	$229,602	$(79,699)	$149,903	$69,411	$(23,495)	$45,916
Less: reclassification adjustment	4,788	(1,820)	2,968	1,879	(714)	1,165

Net unrealized gain on securities	224,814	(77,879)	146,935	67,532	(22,781)	44,751

Unrealized gain on derivatives:
Unrealized holding gains arising during the period	15,129	(3,249)	$11,880	21,691	(1,352)	20,339
Less: reclassification adjustment	8,550	(3,249)	5,301	3,558	(1,352)	2,206

Net unrealized gain on derivatives	6,579	0	6,579	18,133	0	18,133

Total Other Comprehensive Income	$231,393	$(77,879)	$153,514	$85,665	$(22,781)	$62,884

Note D – Supplemental Cash Flow Information

     The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2002 and 2001.

(In thousands)	Six Months Ended June 30

	2002	2001

Cash paid during period for:
Interest	$551,984	$1,010,528
Income taxes	22,323	43,922
Noncash transactions:
Assets acquired in business combinations	170,761	422,342
Liabilities assumed in business combinations	160,758	400,656
Common Stock issued in business combinations	0	5,158
Loans transferred to other real estate	43,376	26,892
Financed sales of foreclosed property	31,010	21,560
Loans securitized into mortgage-backed securities	400,728	0

Note E – Business Segments

     The Company segregates financial information for use in assessing its performance which is ultimately used for allocating resources to its business segments. The Company has four reportable business segments which are primarily aligned along lines of business. Each segment is managed by one or more of the Company’s executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The four reportable business segments are Commercial Banking, Regional Banking, Funds Management, and Capital Management.

     The Commercial Banking segment provides financing and other services for large corporate customers throughout all geographic areas covered by SouthTrust. Types of corporate lending include the following: commercial and industrial, commercial real estate, leasing, asset-based and health care. Also, this segment provides cash management and international services in conjunction with the lending relationship established with corporate banking customers.

     The Regional Banking segment generates revenues through the Company’s branch banking network. Services and products include retail and small business lending, depository services, business banking and private banking. Also included in Regional Banking is regional lending activities, such as middle-market and residential construction, and certain centralized consumer lending areas. Branch administration costs are also included in Regional Banking.

     The Funds Management segment provides asset and liability management, which includes management of interest rate and liquidity risk. Activities include management of the Company’s securities portfolio, wholesale and long-term funding sources, and the use of derivatives such as interest rate swap agreements.

     The Capital Management segment provides trust, brokerage, investment, and insurance services. All of these areas are managed as one area with the goal of providing a variety of financial management products to customers.

     The remaining Company divisions included within the Reconciliation grouping are divisions that have no operating revenue. They contain unallocated costs from support areas not directly associated with the other reportable segments. Other items in this grouping include provisions for loan losses in excess of the amounts allocated to the operating segments, income from bank owned life insurance, intangible amortization, and income tax expense. Intercompany eliminations are also included in the Reconciliation group.

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

     The following tables present the Company’s business segment information for the three and six month periods ended June 30, 2002 and 2001:

	Three months ended June 30, 2002

	Commercial	Regional	Funds	Capital	Reconciling	Total
(In millions)	Banking	Banking	Management	Management	Items	Company

Net interest margin (FTE)	$76.3	$271.0	$120.6	$1.0	$(37.6)	$431.3
Provision for loan losses	4.3	21.3	2.5	0.0	0.6	28.7
Non-interest income	7.8	114.5	(0.4)	24.9	13.1	159.9
Non-interest expense	18.6	292.6	1.2	19.0	(6.1)	325.3

Pre-tax income	61.2	71.6	116.5	6.9	(19.0)	237.2
Income tax expense (FTE)	0.0	0.0	0.0	0.0	79.0	79.0

Net income	$61.2	$71.6	$116.5	$6.9	$(98.0)	$158.2

	Six months ended June 30, 2002

	Commercial	Regional	Funds	Capital	Reconciling	Total
(In millions)	Banking	Banking	Management	Management	Items	Company

Net interest margin (FTE)	$152.9	$536.9	$241.1	$2.0	$(77.8)	$855.1
Provision for loan losses	10.8	40.1	3.5	0.0	2.0	56.4
Non-interest income	15.7	226.2	1.0	47.3	23.5	313.7
Non-interest expense	31.5	557.2	2.4	35.9	16.4	643.4

Pre-tax income	126.3	165.8	236.2	13.4	(72.7)	469.0
Income tax expense (FTE)	0.0	0.0	0.0	0.0	156.6	156.6

Net income	$126.3	$165.8	$236.2	$13.4	$(229.3)	$312.4

Ending assets	$10,982.6	$24,421.7	$11,153.4	$138.6	$1,723.3	$48,419.6

	Three months ended June 30, 2001

	Commercial	Regional	Funds	Capital	Reconciling	Total
(In millions)	Banking	Banking	Management	Management	Items	Company

Net interest margin (FTE)	$81.4	$267.2	$64.9	$0.1	$(36.1)	$377.5
Provision for loan losses	6.9	20.6	1.8	0.0	(3.6)	25.7
Non-interest income	6.4	100.3	0.0	20.6	13.1	140.4
Non-interest expense	12.4	235.7	0.9	16.3	17.9	283.2

Pre-tax income	68.5	111.2	62.2	4.4	(37.3)	209.0
Income tax expense (FTE)	0.0	0.0	0.0	0.0	71.4	71.4

Net income	$68.5	$111.2	$62.2	$4.4	$(108.7)	$137.6

	Six months ended June 30, 2001

	Commercial	Regional	Funds	Capital	Reconciling	Total
(In millions)	Banking	Banking	Management	Management	Items	Company

Net interest margin (FTE)	$159.7	$528.6	$116.0	$(0.4)	$(72.1)	$731.8
Provision for loan losses	8.8	38.3	2.6	0.0	(1.2)	48.5
Non-interest income	12.2	194.6	(0.8)	40.2	24.6	270.8
Non-interest expense	23.4	463.6	1.7	32.0	29.5	550.2

Pre-tax income	139.7	221.3	110.9	7.8	(75.8)	403.9
Income tax expense (FTE)	0.0	0.0	0.0	0.0	136.4	136.4

Net income	$139.7	$221.3	$110.9	$7.8	$(212.2)	$267.5

Ending assets	$11,071.5	$22,971.4	$10,124.0	$121.8	$2,246.3	$46,535.0

Note F – Business Combinations

     During the first six months of 2002, the Company completed the following acquisition:

(In Millions)						Consideration

							Common
Date	Location	Institution	Assets	Loans	Deposits	Cash	Shares

March 1, 2002	Euless, TX	Landmark Bancshares, Inc	$170.8	$108.4	$154.6	$38.9	—

     In addition, on May 10, 2002, the Company purchased the remaining 25% ownership interest in Omniserve, LLC.

     Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Condensed Financial Statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business

     SouthTrust Corporation (“SouthTrust” or the “Company”) is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, and engages, through its subsidiary bank, SouthTrust Bank and its non-banking subsidiaries, in a full range of banking services from 714 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of June 30, 2002, the Company had consolidated total assets of $48.4 billion, which ranked it among the top twenty bank holding companies in the United States.

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

Forward-Looking Statements

     This report and documents incorporated herein by reference may contain certain statements relating to the future results of the Company based upon information currently available. These “forward-looking statements” (as defined in Section 21E of The Securities and Exchange Act of 1934) are typically identified by words such as “believes”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, and similar expressions. These forward-looking statements are based upon assumptions the Company believes are reasonable and may relate to, among other things, the allowance for loan loss adequacy, simulation of changes in interest rates and litigation results. Such forward-looking statements are subject to risks and uncertainties, which could cause the Company’s actual results to differ materially from those included in these statements. These risks and uncertainties include, but are not limited to the following: (1) changes in political and economic conditions; (2) interest rate fluctuations; (3) competitive product and pricing pressures within the Company’s markets; (4) equity and fixed income market fluctuations; (5) personal and corporate customers’ bankruptcies; (6) inflation; (7) acquisitions and integration of acquired businesses; (8) technological changes; (9) changes in law; (10) changes in fiscal, monetary, regulatory and tax policies; (11) monetary fluctuations; (12) success in gaining regulatory approvals when required; and (13) other risks and uncertainties listed from time to time in the Company’s SEC reports and announcements.

Selected Quarterly Financial Data (Dollars in millions except per share data)	Table 1

	Quarters Ended

	2002		2001

	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30

Earnings Summary:
Interest income	$671.8	$681.9	$732.0	$782.4	$811.8
Interest expense	243.8	261.4	318.6	392.6	437.8

Net interest income	428.0	420.5	413.4	389.8	374.0
Provision for loan losses	28.7	27.7	39.3	30.4	25.7

Net interest income after provision for loan losses	399.3	392.8	374.1	359.4	348.3
Non-interest income	158.7	151.6	156.8	138.8	138.5
Securities gains	1.2	2.2	4.0	0.6	1.9
Non-interest expense	325.3	318.1	317.6	285.6	283.2

Income before income taxes	233.9	228.5	217.3	213.2	205.5
Income taxes	75.7	74.3	72.4	71.1	67.9

Net income	$158.2	$154.2	$144.9	$142.1	$137.6

Per common share:
Net income – basic	$0.45	$0.45	$0.42	$0.41	$0.41
Net income – diluted	0.45	0.44	0.42	0.41	0.40
Cash dividends declared	0.17	0.17	0.14	0.14	0.14
Book value	12.45	11.64	11.44	11.38	10.59
Market value-high	27.20	27.32	25.93	27.18	26.44
Market value-low	24.86	23.33	21.69	19.97	21.69
Ending balances:
Loans, net of unearned income	$33,180.7	$32,870.4	$33,422.6	$32,813.2	$32,242.6
Total assets	48,419.6	48,245.0	48,754.5	47,267.9	46,535.0
Deposits	31,586.9	30,749.8	32,634.1	30,038.3	29,824.4
Federal Home Loan Bank advances	4,271.0	4,221.0	4,221.1	4,221.2	4,251.2
Long-term debt	2,144.3	1,511.4	1,263.4	1,071.1	1,047.1
Stockholders’ equity	4,316.3	4,037.2	3,962.4	3,900.1	3,599.6
Common shares (in thousands)	346,766	346,706	346,273	342,685	340,011
Average balances:
Loans, net of unearned income	$32,967.1	$33,367.9	$32,960.3	$32,428.4	$32,032.1
Earning assets	44,373.9	44,514.8	44,243.4	43,271.0	42,870.4
Total assets	48,079.3	48,283.4	47,885.0	46,669.3	46,229.4
Deposits	31,690.4	31,505.7	30,612.5	30,138.1	29,600.9
Stockholders’ equity	4,154.5	4,041.9	3,973.5	3,721.5	3,554.9
Common shares (in thousands)
Basic	346,741	346,506	344,815	342,184	339,974
Diluted	351,464	350,403	348,769	346,541	344,048
Selected ratios:
Return on average total assets	1.32%	1.30%	1.20%	1.21%	1.19%
Return on average stockholders’ equity	15.27	15.47	14.47	15.15	15.53
Net interest margin (FTE)	3.92	3.87	3.74	3.61	3.54
Average equity to average assets	8.64	8.37	8.30	7.97	7.69
Non-interest expense as a percent of average total assets	2.71	2.67	2.63	2.43	2.46
Efficiency ratio	55.13	55.28	55.40	53.70	54.87

Average Balances, Interest Income and Expense and Average Yields Earned and Rates Paid (Dollars in millions; yields on taxable equivalent basis)	Table 2

	Quarters Ended

	June 30, 2002			March 31, 2002

			(1)			(1)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Loans, net of unearned income (2)	$32,967.1	$491.3	5.98%	$33,367.9	$505.2	6.14%
Available-for-sale securities:
Taxable	9,910.9	159.3	6.57	9,553.0	153.7	6.62
Non-taxable	419.7	7.6	7.28	409.0	7.2	7.23
Held-to-maturity securities:
Taxable	416.4	7.4	7.14	462.3	8.2	7.23
Non-taxable	48.6	1.1	9.11	52.3	1.2	9.43
Short-term investments	611.2	8.4	5.54	670.3	9.7	5.86

Total interest-earning assets	44,373.9	$675.1	6.13%	44,514.8	$685.2	6.26%
Allowance for loan losses	(487.4)			(487.5)
Other assets	4,192.8			4,256.1

Total assets	$48,079.3			$48,283.4

Liabilities
Savings deposits	$2,356.1	$7.5	1.29%	$2,308.5	$7.6	1.34%
Interest-bearing demand deposits	4,014.4	9.3	0.93	3,891.8	9.5	0.99
Time deposits	21,139.1	137.0	2.60	21,208.2	150.1	2.87
Short-term borrowings	5,420.1	23.7	1.76	6,427.1	28.3	1.79
Federal Home Loan Bank advances	4,261.1	50.8	4.78	4,221.1	52.4	5.03
Long-term debt	1,724.3	15.5	3.60	1,300.6	13.5	4.22

Total interest-bearing liabilities	38,915.1	$243.8	2.51%	39,357.3	$261.4	2.69%
Non-interest bearing demand deposits	4,180.8			4,097.3
Other liabilities	828.9			786.9
Total liabilities	43,924.8			44,241.5
Stockholders’ Equity	4,154.5			4,041.9

Total liabilities and stockholders’ equity	$48,079.3			$48,283.4

Net interest income		$431.3			$423.8

Net interest margin			3.92%			3.87%

Net interest spread			3.62%			3.57%

(1)	Yields were calculated using the average amortized cost of the underlying assets. All yields and rates are presented on an annualized basis.

(2)	Included in interest are net loan fees of $11.3 million, $12.6 million, $13.1 million, $14.8 million, and $15.5 million for the five quarters ended June 30, 2002, respectively. The averages include loans on which the accrual of interest has been discontinued. Income on non-accrual loans is recognized on a cash-basis.

Table 2

Quarters Ended

December 31, 2001			September 30, 2001			June 30, 2001

		(1)			(1)			(1)
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

$32,960.3	$550.9	6.63%	$32,428.4	$603.9	7.39%	$32,032.1	$631.1	7.90%
9,587.9	155.8	6.48	8,727.2	143.3	6.56	7,886.2	131.9	6.76
392.5	6.9	7.04	377.3	6.5	6.90	364.5	6.8	7.59
512.7	9.2	7.12	1,122.8	20.5	7.26	1,931.4	33.5	6.95
56.2	1.3	8.97	61.7	1.5	9.44	70.4	1.6	9.16
733.8	10.9	5.93	553.6	10.0	7.18	585.7	10.4	7.15

44,243.4	$735.0	6.60%	43,271.0	$785.7	7.21%	42,870.3	$815.3	7.64%
(476.2)			(470.9)			(461.6)
4,117.8			3,869.2			3,820.7

$47,885.0			$46,669.3			$46,229.4

$2,186.4	$8.8	1.61%	$2,104.6	$12.4	2.34%	$2,069.2	$13.9	2.69%
3,628.3	12.3	1.35	3,336.4	15.8	1.88	3,369.8	16.9	2.02
20,845.7	188.9	3.60	20,919.0	234.8	4.45	20,471.5	256.9	5.03
6,979.5	39.3	2.23	6,745.4	58.3	3.43	7,045.4	76.0	4.33
4,221.1	55.1	5.18	4,235.2	56.9	5.33	4,242.4	58.0	5.48
1,262.3	14.2	4.45	1,047.4	14.4	5.46	1,053.3	16.1	6.11

39,123.3	$318.6	3.23%	38,388.0	$392.6	4.06%	38,251.6	$437.8	4.59%
3,952.1			3,778.2			3,690.4
836.1			781.6			732.5
43,911.5			42,947.8			42,674.5
3,973.5			3,721.5			3,554.9

$47,885.0			$46,669.3			$46,229.4

	$416.4			$393.1			$377.5

		3.74%			3.61%			3.54%

		3.37%			3.15%			3.05%

Net Interest Income/Margin

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

     The Company’s net interest margin increased 38 basis points from the second quarter of 2001 to 3.92% for the 2002-second quarter period. The net interest spread between interest-earning assets and interest-bearing liabilities increased 57 basis points from the second quarter of 2001 to 3.62%. The improvement in the net interest margin resulted from the interest rate cuts made by the Fed during 2001. The Company has benefited from lower funding costs, which have typically repriced downward more quickly than its variable rate assets.

     For the remainder of 2002, some economic indicators show that the economy is attempting to recover from last year’s recession. However, the economy is being hindered by a declining stock market, low consumer confidence and international tensions. Therefore, it is unclear exactly when the economy will fully rebound. Many predict that it will be sometime during the latter part of 2002; however accurate economic predictions are often difficult to determine. The Company’s most likely scenario calls for interest rates to remain neutral throughout the remainder of 2002, while rising moderately sometime during 2003. Under this scenario, the Company expects the net interest margin to remain stable for the remainder of 2002. Given Management’s belief that interest rates will eventually go up, SouthTrust has worked diligently on improving its interest rate sensitivity position. During 2001, more than 85% of all new and renewed commercial loans were made at variable rates. The Company fully expects to continue this loan policy in 2002 and 2003, and financial models indicate that a significant change in interest rates over the next two years should have a minor impact on net interest margin in the latter part of 2002 and 2003.

     See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.

Provision for Loan Losses

     During the second quarter of 2002, the Company recorded a $28.7 million provision for loan losses. This compares to a provision of $25.7 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002 and 2001, the provision for loan losses was $56.4 million and $48.6 million, respectively. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by Management based on the factors as described in “Allowance for Loan Losses” later in Management’s Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

Non-Interest Income

     Total non-interest income for the quarter ended June 30, 2002 was $159.9 million, an increase of $19.4 million or 14% over the same period in 2001. For the six-month period ended June 30, 2002, non-interest income was $313.7 million, up $42.9 million or 16% from the comparable period in 2001.

     Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in both the second quarter and first six months of 2002 by 17% from the comparable year-ago periods. These increases are attributable to increases in the number of deposit accounts, both through internal growth and acquisitions, and increases in certain service charge rates. Mortgage banking operations income increased 1% for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. On a year-to-date basis, mortgage-banking operations decreased 1%. Mortgage loan production in the first six months of 2002 was lower when compared to the same period in 2001. Mortgage loans closed during the first six months of 2002 and 2001 were $1,767.9 million and $1,930.6 million, respectively.

     Fee income related to Bank cards also increased in the second quarter and first six months of 2002 by 7% and 10%, respectively, from the comparable year-ago periods. Debit card fees increased 26% in the second quarter of 2002 compared to the same period in 2001, and for the comparable six-month period, the increase was 23%. Trust fees also increased in both the second quarter and first six months of 2002 by 5% from the comparable year-ago periods. The increases in these categories are the result of increased volume.

     Investment fee income increased 35% for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. For the six-month period ended June 30, 2002, investment fee income was up 28% from the comparable period in 2001. The increases in investment fee income were driven by market conditions and annuity sales. Income from bank owned life insurance (“BOLI”) for the second quarter of 2002 was flat compared to the same year-ago period. For the six-month period ended June 30, 2002, income from bank owned life insurance was down 14% from the comparable period in 2001.

     Sales of loans during the second quarter and six-month period ended June 30, 2002 resulted in gains of approximately $6.9 million and $16.3 million, respectively. Securities gains were $1.2 million in the second quarter of 2002 and $3.4 million in the first six months of 2002.

     There were no other significant non-recurring non-interest income items recorded in the first six months of 2002 or 2001.

Non-Interest Income (In millions)	Table 3

	Quarters Ended

	2002		2001

	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30

Service charges on deposit accounts	$68.5	$62.3	$63.8	$60.2	$58.5
Mortgage banking operations	13.8	12.6	15.4	11.8	13.6
Bank card fees	11.4	10.6	10.9	10.7	10.7
Debit card fees	9.8	8.5	8.5	8.3	7.8
Trust fees	8.9	8.0	8.5	7.9	8.5
Investment fees	15.1	13.5	16.1	13.6	11.2
Bank owned life insurance	12.6	12.2	12.9	12.7	12.7
Gains on loans held-for-sale, net	6.9	9.4	6.7	5.9	4.2
Securities gains	1.2	2.2	4.0	0.6	1.9
Other	11.7	14.5	14.0	7.7	11.4

Total	$159.9	$153.8	$160.8	$139.4	$140.5

Non-Interest Expense

     Total non-interest expense increased 15% to $325.3 million in the second quarter of 2002 as compared to the same period in 2001. On a year-to-date basis, total non-interest expense increased 17 % from 2001 to $643.4 million. The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 55.13% and 55.20 % for the three and six-month periods ended June 30, 2002, respectively. The efficiency ratio for the three and six-month periods ended June 30, 2001 was 54.87% and 54.98%, respectively.

     Salaries and employee benefits expense is the largest component of non-interest expense, accounting for 56% of total non-interest expense for the quarter ended June 30, 2002 and 57 % of total non-interest expense for the first six months of 2002. Salary and employee benefits expense increased during the second quarter and first six months of 2002 by 15% and 17%, respectively, over the same year-ago periods. These increases related mainly to annual merit and incentive increases, a 5% increase in the number of full-time equivalent employees primarily due to acquisitions, and increases in certain employee benefit costs.

     Occupancy expense was up in the second quarter of 2002 versus the second quarter of 2001 by 11%. On a year-to-date basis, the increase was 10% in 2002 as compared to the same period in 2001. Equipment expense was also up in the second quarter and first six months of 2002 by 3% and 8%, respectively, as compared to the same period in 2001. These increases are attributable to a higher number of banking offices, primarily from acquisitions, as of June 30, 2002 compared to June 30, 2001. Also, certain rental rates and depreciation on new equipment have increased during these same periods.

     Data Processing expense increased 18% during the second quarter of 2002 versus the second quarter of 2001. On a year-to-date basis, the increase was 22% for 2002 as compared to the same period in 2001. These increases primarily related to an increase in system licenses for various projects and expenses related to upgrades for computer desktops and various systems. Communications expense increased during the second quarter and first six months of 2002 by 21% and 17%, respectively, over the same year-ago periods. These increases relate primarily to the implementation of a new phone system during the first six months of 2002. Once the previous phone system is phased out, overall communication expense is expected to settle at levels lower than that experienced in the current quarter. Expense for professional services increased both in the second quarter and first six months of 2002 by 43%. These increases were due primarily to an increase in advertising co-op fees, higher consulting fees related to various projects, and increases from acquisitions.

     Intangible amortization decreased during the second quarter and first six months of 2002 by 20% and 11% respectively, over the same period in 2001. Beginning January 1, 2002, the Company ceased amortization of goodwill as provided in SFAS 142, Goodwill and Other Intangible Assets, which was adopted as of that date. In lieu of amortization, goodwill will be periodically tested for impairment, also as required by this new Statement. See Note A to the Consolidated Condensed Financial Statements (Unaudited) for more information regarding SFAS 142.

     There were no other significant non-recurring non-interest expense items recorded in the first six months of 2002 or 2001.

Non-Interest Expense	Table 4
(In millions)

	Quarters Ended

	2002		2001

	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30

Salaries and employee benefits	$183.4	$182.1	$176.5	$168.1	$159.5
Net occupancy	28.1	26.6	27.4	25.2	25.3
Equipment	16.7	16.5	17.2	15.6	16.2
Data processing	10.5	10.2	10.5	9.3	8.9
Professional services	18.5	14.2	16.5	10.2	12.9
Communications	15.7	14.5	14.0	13.7	13.0
Intangible amortization	8.0	9.4	10.3	10.0	10.0
Other	44.4	44.6	45.2	33.5	37.4

Total	$325.3	$318.1	$317.6	$285.6	$283.2

Income Tax Expense

     Income tax expense for the first quarter of 2002 was $75.7 million for an effective tax rate of 32.4% compared to $67.9 million or an effective rate of 33.0% in the second quarter of 2001. For the six months ended June 30, 2002, income tax expense was $150.0 million for an effective tax rate of 32.4% compared to tax expense of $129.5 million and an effective tax rate of 32.6% during the first six months of 2001. The statutory federal income tax rate was 35% in 2002 and 2001.

Loans

     Loans, net of unearned income at June 30, 2002 were $33,180.7 million, a net decrease of $241.9 million over the December 31, 2001 level. During the first quarter of 2002, $108.4 million of loans were obtained in an acquisition. During the first quarter of 2002, $401.0 million of 1-4 family loans were securitized and moved to the available-for-sale securities portfolio. Demand for loans has slowed down in recent quarters, partially as a result of the general slowdown in the economy. In addition, the Company is emphasizing more variable-rate commercial lending than in the past as part of its asset/liability management strategy. Also, the Company is experiencing loan run-off in certain consumer lending areas in which the Company is no longer originating new loans such as indirect auto lending and manufactured housing. This trend of slower growth may continue in the near future, given the uncertainty in the economy at this time.

     The Company regularly participates in loan sales in the secondary market, which facilitate the management of its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $1,888.7 million during the six-month period ended June 30, 2002.

Loan Portfolio	Table 5
(In millions)

	Quarters Ended

	2002		2001

	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30

Commercial, financial and agricultural	$12,738.8	$12,791.2	$12,984.5	$12,674.9	$12,571.8
Real estate construction	4,870.0	4,627.9	4,388.0	4,269.9	4,058.9
Commercial real estate mortgage	7,113.6	7,036.2	7,136.4	7,004.0	6,981.9
Residential real estate mortgage	5,918.8	5,772.4	6,114.2	6,030.3	5,732.7
Loans to individuals	2,781.8	2,894.3	3,072.4	3,087.2	3,182.0

	33,423.0	33,122.0	33,695.5	33,066.3	32,527.3
Unearned income	(242.3)	(251.6)	(272.9)	(253.1)	(284.7)

Loans, net of unearned income	33,180.7	32,870.4	33,422.6	32,813.2	32,242.6
Allowance for loan losses	(488.3)	(485.4)	(483.1)	(471.1)	(462.9)

Net loans	$32,692.4	$32,385.0	$32,939.5	$32,342.1	$31,779.7

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

     The allowance allocated to Watch-list loans at June 30, 2002 totaled $105.7 million, and the allowance allocated to Non-problem loans totaled $382.6 million. Based on the methodology outlined above, the total allowance for loan losses was $488.3 million at June 30, 2002 and $483.1 million at December 31, 2001. As a percentage of outstanding loans, the total allowance for loan losses was 1.47%, compared to the December 31, 2001 level of 1.45%. Net charge-offs during the three months ended June 30, 2002 totaled $25.8 million or .31% of average net loans on an annualized basis, an increase of $2.5 million over the 2001-second quarter period. For the six months ended June 30, 2002, net charge-offs were $53.3 million or .32% of average net loans on an annualized basis, an increase of $7.2 million compared to the first six months of 2001.

Allowance for Loan Losses	Table 6
(In thousands)

	Quarters Ended

	2002		2001

	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30

Balance beginning of quarter	$485,389	$483,124	$471,133	$462,905	$460,451
Loans charged-off:
Commercial, financial and agricultural	14,538	17,858	24,672	18,374	12,311
Real estate construction	0	0	0	15	0
Commercial real estate mortgage	912	197	541	37	439
Residential real estate mortgage	2,471	1,455	2,356	2,577	1,995
Loans to individuals	11,760	11,071	12,375	11,774	12,236

Total charge-offs	29,681	30,581	39,944	32,777	26,981

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,295	982	2,244	956	1,207
Real estate construction	0	1	1	1	19
Commercial real estate mortgage	175	26	4	13	1
Residential real estate mortgage	529	162	219	326	495
Loans to individuals	1,884	1,883	1,671	1,787	1,965

Total recoveries	3,883	3,054	4,139	3,083	3,687

Net loans charged-off	25,798	27,527	35,805	29,694	23,294
Additions to allowance charged to expense	28,728	27,650	39,334	30,400	25,748
Subsidiaries’ allowance at date of purchase	21	2,142	8,462	7,522	0

Balance at end of quarter	$488,340	$485,389	$483,124	$471,133	$462,905

(In millions)
Loans outstanding at quarter end, net of unearned income	$33,180.7	$32,870.4	$33,422.6	$32,813.2	$32,242.6
Average loans outstanding, net of unearned income	$32,967.1	$33,367.9	$32,960.3	$32,428.4	$32,032.1
Ratios:
Allowance to net loans outstanding	1.47%	1.48%	1.45%	1.44%	1.44%
Net loans charged-off to average net loans	0.31	0.33	0.43	0.36	0.29
Provision for loan losses to net charge-offs	111.36	100.45	109.86	102.38	110.53
Provision for loan losses to average net loans	0.35	0.34	0.47	0.37	0.32

Non-Performing Assets

     Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $268.3 million at June 30, 2002, a decrease of $24.1 million from December 31, 2001. The ratio of non-performing assets to total loans plus other non-performing assets was .81% at June 30, 2002, while the allowance to non-performing loans ratio was 251.41% for the same period. The Company has historically maintained high credit underwriting standards, and expects the trend in non-performing assets to be stable or slightly improving for the remainder of 2002.

Non-performing Assets	Table 7
(Dollars in millions)

	Quarters Ended

	2002		2001

	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30

Non-performing loans
Commercial, financial, and agricultural	$131.5	$145.2	$153.2	$152.8	$160.7
Real estate construction	22.1	21.0	28.6	31.0	22.1
Commercial real estate mortgage	9.3	10.4	7.9	5.9	2.5
Residential real estate mortgage	20.1	23.8	16.5	21.5	17.5
Loans to individuals	11.2	10.1	11.3	12.0	9.8

Total non-performing loans	194.2	210.5	217.5	223.2	212.6

Other real estate owned	59.5	56.2	53.5	42.4	37.5
Other repossessed assets	14.6	16.6	21.4	8.7	8.8

Total non-performing assets	$268.3	$283.3	$292.4	$274.3	$258.9

Accruing loans past due 90 days or more	$73.0	$82.8	$74.2	$66.6	$65.9
Ratios:
Non-performing loans to total loans	0.59%	0.64%	0.65%	0.68%	0.66%
Non-performing assets to total loans plus other non-performing assets	0.81	0.86	0.87	0.83	0.80
Non-performing assets and accruing loans 90 days or more past due to total loans plus other non-performing assets	1.03	1.11	1.09	1.04	1.01
Allowance to non-performing loans	251.41	230.62	222.18	211.07	217.79

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

     Total securities, including those designated as available-for-sale and held-to-maturity, have increased $153.5 million since December 31, 2001. Securities obtained through the acquisition of another financial institution were $33.1 million during the first six months of 2002.

     During the second quarter of 2002, held-to-maturity securities with a net carrying amount of $10.0 million were sold due to credit deterioration, and a loss of $1.4 million was recognized.

Available-for-Sale and Held-to-Maturity Securities	Table 8

	Available-for-Sale Securities

	June 30, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
(Dollars in millions)	Cost	Value	Cost	Value

U.S. Treasury securities	$30.0	$30.8	$38.2	$38.5
U.S. Government agency securities	1,342.2	1,372.3	336.5	333.1
Collateralized mortgage obligations and mortgage-backed securities	7,730.9	7,964.9	8,719.1	8,799.7
Obligations of states and political subdivisions	331.4	343.6	319.5	324.2
Other debt securities	53.3	52.8	98.4	95.0
Equity securities	424.8	451.8	364.3	364.3

Total	$9,912.6	$10,216.2	$9,876.0	$9,954.8

	Held-to-Maturity Securities

	June 30, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Treasury securities	$2.0	$2.1	$2.5	$2.6
U.S. Government agency securities	24.5	25.4	25.6	26.7
Collateralized mortgage obligations and mortgage-backed securities	217.2	226.9	306.1	314.6
Obligations of states and political subdivisions	47.7	51.7	55.1	58.7
Other debt securities	145.4	156.8	155.4	159.7

Total	$436.8	$462.9	$544.7	$562.3

Short-Term Investments

     Short-term investments at June 30, 2002 totaled $846.4 million, reflecting a decrease of $82.6 million from the December 31, 2001 level of $929.0 million. At June 30, 2002, short-term investments consisted of $257.0 million in federal funds sold and securities purchased under resale agreements, $4.3 million in time deposits with other banks, $107.1 million in trading securities and $478.0 million in loans held for sale. Securities held for trading purposes primarily include inventory at the Company’s brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value.

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

     Deposits are the Company’s primary source of funding. Total deposits at June 30, 2002 were $31,586.9 million, down $1,047.2 million or 3% from the December 31, 2001 level of $32,634.1 million. Of this net decrease, $1,538.0 million was from a reduction in wholesale funding sources, while core deposits increased deposits by $490.8 million. In the first six months of 2002, $154.6 million of deposits were obtained in acquisitions. In addition, the fair value of deposits hedged increased deposits by $8.7 million during the first six months of 2002. At June 30, 2002 total deposits included interest-bearing deposits of $ 27,244.8 million and other deposits of $4,342.1 million.

     Short-term borrowings at June 30, 2002 were $5,190.6 million and included federal funds purchased of $2,827.0 million, securities sold under agreements to repurchase of $2,107.2 million and other borrowed funds of $256.4 million. At June 30, 2002 total short-term borrowings were 11% of total liabilities and stockholders’ equity. This compares to total short-term borrowings of $5,925.3 million or 12% of total liabilities and stockholders’ equity at December 31, 2001.

     FHLB advances totaled $4,271.0 million at June 30, 2002. The current quarter end balance is up $49.9 million from the level outstanding at December 31, 2001. The Company uses FHLB advances as an alternative to other funding sources with similar maturities. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability management strategy.

     At June 30, 2002 and December 31, 2001, total long-term debt was $ 2,144.3 million and $1,263.4 million, respectively. During the first six months of 2002, $876.5 million of Bank Notes were issued by the Company’s subsidiary bank, other issuances totaled $1.0 million, other redemptions totaled $0.1 million, and the fair value adjustment related to long-term debt hedged decreased $3.5 million. There are no scheduled maturities of long-term debt through 2002.

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

     The June 30, 2002 Tier 1 and Total capital to risk weighted assets were 8.10% and 11.19%, respectively, compared to the December 31, 2001 ratios of 7.71% and 10.97%.

Capital Ratios (Dollars in millions)	Table 9

	2002		2001

	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30

Tier 1 capital:
Stockholders’ equity	$4,316.3	$4,037.2	$3,962.4	$3,900.1	$3,599.6
Intangible assets other than servicing rights	(789.6)	(796.9)	(777.2)	(666.1)	(601.3)
Accumulated other comprehensive income	(244.6)	(65.4)	(91.0)	(204.0)	(50.7)

Total Tier 1 capital	3,282.1	3,174.9	3,094.2	3,030.0	2,947.6

Tier 2 capital:
Allowable allowance for loan losses	488.3	485.4	483.1	471.1	462.9
Allowable long-term debt	765.0	825.0	825.0	825.0	825.0

Total Tier 2 capital	1,253.3	1,310.4	1,308.1	1,296.1	1,287.9

Total risk-based capital	$4,535.4	$4,485.3	$4,402.3	$4,326.1	$4,235.5

Risk-weighted assets	$40,526.2	$39,986.0	$40,124.6	$39,120.8	$38,748.2
Risk-based ratios:
Tier 1 capital	8.10%	7.94%	7.71%	7.75%	7.61%
Total capital	11.19	11.22	10.97	11.06	10.93
Leverage ratio	6.94	6.69	6.57	6.59	6.46

     The Company may, from time to time, engage in repurchases of its common stock in connection with acquisitions or other such purposes as management deems advisable. No such repurchases were made in the six-month period ending June 30, 2002.

Commitments

     The Company’s subsidiary bank had standby letters of credit outstanding of approximately $1,286.2 million at June 30, 2002 and $1,127.1 million at December 31, 2001.

     The Company’s subsidiary bank had outstanding commitments to extend credit of approximately $12,512.3 million at June 30, 2002 and $12,183.3 million at December 31, 2001. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

     As of June 30, 2002, a parallel increase in interest rates of 100 basis points would have increased net interest income by approximately $25.3 million on an annualized basis. For the same period, a parallel decrease in interest rates of 100 basis points would have decreased net interest income by approximately $26.0 million on an annualized basis.

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

End User Derivative Instruments	Table 10

	As of June 30, 2002

	(Dollars in Millions)
		Weighted			Carrying Value
		Average	Average
	Notional	Maturity	Received	Average	Gross	Gross
	Balance	In Months	Rate	Pay Rate	Gains	Losses	Net

Fair Value Hedges:
Interest rate swaps – received fixed/pay floating	$1,526.5	30	7.09%	1.98%	$79.5	—	$79.5
Cash Flow Hedges:
Interest rate swaps – received fixed/pay floating	450.0	55	6.77	1.88	41.9	—	41.9
Interest rate swaps- received floating/pay fixed	700.0	7	2.01	2.40	—	(2.0)	(2.0)
Mortgage Lending Commitments
Forward contracts	417.6	2	—	—	—	(0.1)	(0.1)
Interest rate lock commitments	135.5	2	—	—	1.4	—	1.4

Total Derivatives	$3,229.6						$120.7

     Some of the Company’s derivative financial instruments do not qualify for hedge accounting. The Company’s mortgage banking subsidiary enters into interest rate locks, where customers have locked into mortgage loans at a set interest rate, and forward sales commitments, which are sales of mortgage loans to third parties at a specified price. The Company also enters into various contracts to provide derivative products to customers and enters into offsetting positions with third parties. Since the Company offsets its customer positions with positions through third parties, there is no impact to net earnings for these derivatives, other than fees associated with facilitating the transaction for the customer.

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

PART II – OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of SouthTrust Corporation was held on April 17, 2002, and the stockholders elected five nominees as directors. The following is a tabulation of the voting on this matter.

Names	Votes For	Votes Withheld

Julian W. Banton	265,964,378	31,171,623
Gary N. Drummond	295,320,866	1,815,135
H. Allen Franklin	295,339,533	1,796,468
Donald M. James	295,324,258	1,811,743
Rex J. Lysinger	292,927,802	4,208,199

     In addition, stockholders voted to approve an amendment to the Restated Certificate of Incorporation of the Company to increase the number of shares of Common Stock authorized for issuance from 500,000,000 to 1,000,000,000. The number of votes for this measure was 278,915,529, the number of votes against this measure was 15,998,234 and the number of votes abstained was 2,222,238.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

*	3(i)	Composite Restated Certificate of Incorporation of SouthTrust Corporation, which was filed as Exhibit 3(i) to SouthTrust Corporation’s Quarterly Report on Form 10Q for the quarter ended March 31, 2002 (File No. 0-3613)

*	3(ii)	Composite Restated Bylaws of SouthTrust Corporation which was filed as Exhibit 4(e) to the Registration Statement on Form S-4 of SouthTrust Corporation (Registration No. 33-61557)

*	4(a)	Articles FOURTH, SIXTH, SEVENTH, and ELEVENTH of the Restated Certificate of Incorporation of SouthTrust Corporation (included at Exhibit 3)

*	4(b)	Certificate of Designation of Preferences and Rights of Series 1999 Junior Participating Preferred Stock, adopted December 16, 1998 and effective February 22, 1999, which was filed as Exhibit A to Exhibit 1 to SouthTrust Corporation’s Registration Statement on Form 8-A (File No. 001-14781)

*	4(c)	Amended and Restated Shareholder’s Rights Agreement, dated as of August 1, 2000 between SouthTrust Corporation and American Stock Transfer & Trust Company, Rights Agent, which was filed as Exhibit 1 to SouthTrust Corporation’s Registration Statement on Form 8-A (File No. 001-14781)

*	4(d)	Indenture, dated as of May 1, 1987, between SouthTrust Corporation and National Westminster Bank USA, which was filed as Exhibit 4(a) to SouthTrust Corporation’s Registration Statement on Form S-3 (Registration No. 33-13637)

*	4(e)	Subordinated Indenture, dated as of May 1, 1992, between SouthTrust Corporation and Chemical Bank, which was filed as Exhibit 4(b)(ii) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-52717)

*	4(f)	Form of Senior Indenture, which was filed as Exhibit 4(b)(i) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-52717)

*		Incorporated herein by reference

(b)	Reports on Form 8-K filed in the second quarter of 2002: a Form 8-K was filed on April 11, 2002, to announce the appointment of KPMG, LLP as independent auditor for 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHTRUST CORPORATION

Date: August 13, 2002	/s/ Wallace D. Malone, Jr.

Wallace D. Malone, Jr. Chairman and Chief Executive Officer

Date: August 13, 2002	/s/ Alton E. Yother

Alton E. Yother Executive Vice President Treasurer and Controller