Form 10-Q
period 2002-09-30
SOUTHTRUST CORP
filed 2002-11-13
CIK 92081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

Commission File Number 0-3613

SOUTHTRUST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-0574085 (I.R.S. Employer Identification No.)

420 North 20th Street, Birmingham, Alabama (Address of principal executive officers)	35203 (Zip Code)

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

Yes [X]               No [ ]

At September 30, 2002, 346,844,222 shares of the Registrant’s Common Stock, $2.50 par value, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Statement Description	Page(s)

Consolidated Condensed Balance Sheets (Unaudited) September 30, 2002, December 31, 2001 and September 30, 2001	3

Consolidated Condensed Statements of Income (Unaudited) Three and nine months ended September 30, 2002 and 2001	4

Consolidated Condensed Statements of Stockholders’ Equity (Unaudited) Nine months ended September 30, 2002 and 2001	5

Consolidated Condensed Statements of Cash Flows (Unaudited) Nine months ended September 30, 2002 and 2001	6

Notes to Consolidated Condensed Financial Statements (Unaudited)	7-15

         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but, in the opinion of Management, reflect all adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine month periods ended September 30, 2002 and 2001. Results of operations for the interim 2002 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

These items are included on pages 16-33.

Item 4. Controls and Procedures

This item is included on page 34.

SOUTHTRUST CORPORATION
Consolidated Condensed Balance Sheets
(Unaudited)

(In thousands, except share data)	September 30	December 31	September 30
	2002	2001	2001

Assets

Cash and due from banks	$1,123,590	$1,159,236	$968,516

Short-term investments:

Federal funds sold and securities purchased under resale agreements	230,049	28,219	20,735

Interest-bearing deposits in other banks	5,318	5,728	3,298

Trading securities	92,382	107,321	118,898

Loans held for sale	785,230	787,710	451,351

Total short-term investments	1,112,979	928,978	594,282

Available-for-sale securities	10,489,170	9,954,837	9,668,775

Held-to-maturity securities (1)	407,458	544,695	618,126

Loans	33,839,332	33,695,495	33,066,339

Less:

Unearned income	239,279	272,896	253,140

Allowance for loan losses	497,624	483,124	471,133

Net loans	33,102,429	32,939,475	32,342,066

Premises and equipment, net	912,473	838,552	807,236

Due from customers on acceptances	3,300	25,361	8,111

Goodwill and core deposit intangible assets	801,330	777,160	666,105

Bank owned life insurance	972,226	934,806	921,887

Other assets	828,749	651,448	672,802

Total assets	$49,753,704	$48,754,548	$47,267,906

Liabilities

Deposits:

Interest-bearing	$27,268,628	$28,241,840	$26,148,802

Other	4,295,318	4,392,271	3,889,455

Total deposits	31,563,946	32,634,111	30,038,257

Federal funds purchased and securities sold under agreements to repurchase	5,492,668	5,811,872	7,101,819

Other short-term borrowings	468,621	113,455	80,468

Bank acceptances outstanding	3,300	25,361	8,111

Federal Home Loan Bank advances	4,470,975	4,221,066	4,221,177

Long-term debt	2,185,136	1,263,419	1,071,075

Other liabilities	1,034,786	722,889	846,907

Total liabilities	45,219,432	44,792,173	43,367,814

Stockholders’ equity

Preferred stock, par value $1.00 a share (2)	0	0	0

Common stock, par value $2.50 a share (3)	889,249	887,745	869,737

Capital surplus	603,243	597,187	446,974

Retained earnings	2,871,877	2,566,308	2,470,756

Accumulated other comprehensive income	350,541	91,029	203,992

Treasury stock, at cost (4)	(180,638)	(179,894)	(91,367)

Total stockholders’ equity	4,534,272	3,962,375	3,900,092

Total liabilities and stockholders’ equity	$49,753,704	$48,754,548	$47,267,906

(1) Held-to-maturity securities-fair value	$441,769	$562,296	$643,487

(2) Preferred shares authorized	5,000,000	5,000,000	5,000,000

Preferred shares issued	0	0	0

(3) Common shares authorized	1,000,000,000	500,000,000	500,000,000

Common shares issued	355,699,454	355,097,977	347,894,775

(4) Treasury shares of common stock	8,855,232	8,825,370	5,209,878

SOUTHTRUST CORPORATION
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30		September 30

	2002	2001	2002	2001

Interest income

Loans, including fees	$487,019	$603,249	$1,482,557	$1,899,395

Available-for-sale securities	160,336	147,492	483,034	408,024

Held-to-maturity securities	7,644	21,608	25,007	101,743

Short-term investments	9,740	10,025	27,871	29,561

Total interest income	664,739	782,374	2,018,469	2,438,723

Interest expense

Deposits	142,962	263,003	464,037	867,098

Short-term borrowings	25,059	58,350	77,078	238,086

Federal Home Loan Bank advances	50,392	56,853	153,574	169,787

Long-term debt	17,310	14,408	46,309	49,053

Total interest expense	235,723	392,614	740,998	1,324,024

Net interest income	429,016	389,760	1,277,471	1,114,699

Provision for loan losses	36,354	30,400	92,732	78,959

Net interest income after provision for loan losses	392,662	359,360	1,184,739	1,035,740

Non-interest income

Service charges on deposit accounts	72,057	60,220	202,880	172,458

Mortgage banking operations	17,201	11,770	43,587	38,373

Bank card fees	10,942	10,739	32,962	30,678

Debit card fees	9,870	8,318	28,154	23,127

Trust fees	8,501	7,925	25,422	24,071

Investment fees	15,822	13,585	44,370	35,956

Bank owned life insurance	12,579	12,674	37,420	41,543

Gains on loans held for sale, net	6,186	5,854	22,506	12,021

Securities gains (losses)	(813)	643	2,543	2,522

Other	14,057	7,702	40,275	29,502

Total non-interest income	166,402	139,430	480,119	410,251

Non-interest expense

Salaries and employee benefits	186,379	168,098	551,927	479,668

Net occupancy	27,018	25,238	81,684	74,810

Equipment	17,131	15,572	50,375	46,348

Professional services	15,314	10,218	47,956	32,987

Data processing	10,626	9,293	31,290	26,222

Communications	13,617	13,697	43,824	39,609

Core deposit intangible amortization	3,671	10,022	10,819	29,663

Other	42,210	33,456	131,258	106,508

Total non-interest expense	315,966	285,594	949,133	835,815

Income before income taxes	243,098	213,196	715,725	610,176

Income tax expense	78,852	71,114	232,770	200,620

Net income	$164,246	$142,082	$482,955	$409,556

Average shares outstanding — basic (in thousands)	346,802	342,184	346,684	340,282

Average shares outstanding — diluted (in thousands)	351,008	346,541	350,961	344,123

Net income per share — basic	$0.47	$0.41	$1.39	$1.20

Net income per share — diluted	0.47	0.41	1.38	1.19

Dividends declared per share	0.17	0.14	0.51	0.42

SOUTHTRUST CORPORATION
Consolidated Condensed Statements of Stockholders’ Equity
(Unaudited)

					Accumulated
	Common Stock				Other
			Capital	Retained	Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total

	(In Thousands, except share data)
Balance at January 1, 2001	338,106,862	$851,962	$333,987	$2,202,901	($12,164)	($24,226)	$3,352,460

Net income	0	0	0	409,556	0	0	409,556

Unrealized gain on available-for-sale securities*	0	0	0	0	172,698	0	172,698

Unrealized gain on derivatives*	0	0	0	0	43,458		43,458

Total other comprehensive income							216,156

Comprehensive income							$625,712

Dividends declared ($.42 per share)	0	0	0	(142,528)	0	0	(142,528)

Common stock issued pursuant to:

Long — term incentive plan	651,610	1,629	4,931	0	0	0	6,560

Employee discounted stock purchase plan	115,410	289	1,385	0	0	0	1,674

Acquisitions accounted for as purchases	5,045,435	12,614	105,583	0	0	0	118,197

Acquisitions accounted for as poolings-of-interest	1,297,344	3,243	1,088	827	0	0	5,158

Treasury stock acquired	(2,531,764)	0	0	0	0	(67,141)	(67,141)

Balance at September 30, 2001	342,684,897	$869,737	$446,974	$2,470,756	$203,992	($91,367)	$3,900,092

Balance at January 1, 2002	346,272,607	$887,745	$597,187	$2,566,308	$91,029	($179,894)	$3,962,375

Net income	0	0	0	482,955	0	0	482,955

Unrealized gain on available-for-sale securities*	0	0	0	0	229,904	0	229,904

Unrealized gain on derivatives*	0	0	0	0	29,608	0	29,608

Total other comprehensive income							259,512

Comprehensive income							$742,467

Dividends declared ($.51 per share)	0	0	0	(177,386)	0	0	(177,386)

Common stock issued pursuant to:

Long — term incentive plan	473,333	1,183	4,208	0	0	0	5,391

Employee discounted stock purchase plan	128,144	321	1,848	0	0	0	2,169

Treasury stock acquired	(29,862)	0	0	0	0	(744)	(744)

Balance at September 30, 2002	346,844,222	$889,249	$603,243	$2,871,877	$350,541	($180,638)	$4,534,272

*	See disclosure of reclassification amount and tax effect in Notes to Consolidated Condensed Financial Statements

SOUTHTRUST CORPORATION
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(In Thousands)	September 30

	2002	2001

Operating activities

Net income	$482,955	$409,556

Adjustments to reconcile net income to net cash provided by operating activities:

Provision (credit) for:

Loan losses	92,732	78,959

Depreciation of premises and equipment	44,070	39,959

Amortization of intangibles	12,525	32,931

Amortization of security premium	2,324	2,179

Accretion of security discount	(15,897)	(7,950)

Deferred income taxes	26,196	79,564

Bank owned life insurance	(37,420)	(41,543)

Net gain on sales of loans held for sale	(22,506)	(12,021)

Net gain on sales of securities	(2,543)	(2,522)

Origination and purchase of loans held for sale	(2,783,435)	(2,669,515)

Proceeds from sales of loans held for sale	2,808,421	2,573,198

Net increase in trading securities	(31,101)	(47,442)

Net (increase) decrease in other assets	(120,765)	60,683

Net increase in other liabilities	261,603	141,007

Net cash provided by operating activities	717,159	637,043

Investing activities

Proceeds from maturities, calls or prepayments of:

Available-for-sale securities	1,917,481	3,936,552

Held-to-maturity securities	127,835	2,499,757

Proceeds from sales of:

Available-for-sale securities	1,005,898	43,802

Held-to-maturity securities	8,568	0

Purchases of:

Available-for-sale securities	(2,731,018)	(6,365,371)

Held-to-maturity securities	0	(14,500)

Premises and equipment	(115,952)	(89,167)

Net (increase) decrease in:

Short-term investments	(181,141)	76,757

Loans	(547,416)	(744,539)

Net cash paid in acquisitions	(31,300)	(15,795)

Net cash used in investing activities	(547,045)	(672,504)

Financing activities

Net increase (decrease) in:

Deposits	(1,219,308)	(1,627,133)

Short-term borrowings	32,593	875,104

Proceeds from:

Common Stock issuances	5,906	7,302

Federal Home Loan Bank advances	400,020	1,570,506

Long-term debt	902,483	0

Payments for:

Repurchase of common stock	(744)	(67,141)

Federal Home Loan Bank advances	(150,111)	(472,110)

Long-term debt	(103)	(98,910)

Cash dividends	(176,496)	(143,391)

Net cash provided by (used in) financing activities	(205,760)	44,227

Increase (decrease) in cash and due from banks	(35,646)	8,766

Cash and due from banks at beginning of year	1,159,236	959,750

Cash and due from banks at end of period	$1,123,590	$968,516

Notes to Consolidated Condensed Financial Statements (Unaudited)

Note A – Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) 141 — Business Combinations

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

SFAS 142 — Goodwill and Other Intangible Assets and SFAS 147 – Acquisitions of Certain Financial Institutions

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

         In October 2002, the FASB issued SFAS 147, which removes acquisitions of financial institutions (other than transactions between two or more mutual enterprises) from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institution and FASB Interpretation 9, Applying APB Opinions 16 and 17 When a Savings and Loan or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. These types of transactions are now accounted for under SFAS 141 and 142. In addition, this Statement amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of this Statement are effective October 1, 2002, with earlier adoption permitted.

         Under the transition provisions of this Statement, any previously recognized unidentifiable assets generated in business combinations are reclassified to goodwill as of the later of the acquisition date or the date that SFAS 142 is applied in its entirety. This reclassified goodwill is accounted for and reported prospectively as goodwill under SFAS 142. In addition, if the application date of SFAS 142 is earlier than October 1, 2002, then any amortization expense recognized between the application of SFAS 142 and October 1, 2002 is reversed, and previously issued financial statements are restated. The Company had unidentifiable intangible assets generated in business combinations of approximately $251.8 million that were reclassified to goodwill as of January 1, 2002, and amortization expense that had been previously recorded during 2002 was reversed. For the nine months ended September 30, 2002, the restated amortization expense related to the adoption of SFAS 147 increased reported net income by $6.3 million. The reclassified goodwill was tested for impairment under the provisions of SFAS 142 and no goodwill impairment was indicated.

         The following table details the change in the carrying amount of goodwill through September 30, 2002:

	Commercial	Regional	Total
(In millions)	Banking	Banking	Goodwill

Balance at 12/31/01	$157.7	$322.7	$480.4

Reclassified goodwill	125.9	125.9	251.8

Goodwill acquired	9.4	17.8	27.2

Other	0.5	1.0	1.5

Balance at 9/30/02	$293.5	$467.4	$760.9

         The Company has core deposit intangible assets of $40.4 million as of September 30, 2002, with an original cost of $171.4 million and accumulated amortization of $131.0 million. Estimated amortization expense related to core deposit intangible assets for the next five years is as follows: $13.7 million in 2002, $12.8 million in 2003, $10.4 million in 2004, $4.6 million in 2005 and $1.7 million in 2006.

         The following table is a reconciliation of net income, basic earnings per share, and diluted earnings per share with and without goodwill amortization:

(Dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Reported net income	$164,246	$142,082	$482,955	$409,556

Add back: Goodwill amortization	—	5,323	—	15,588

Adjusted net income	$164,246	$147,405	$482,955	$425,144

Basic earnings per share:

Reported net income	$0.47	$0.41	$1.39	$1.20

Goodwill amortization	—	0.02	—	0.05

Adjusted net income	$0.47	$0.43	$1.39	$1.25

Diluted earnings per share:

Reported net income	$0.47	$0.41	$1.38	$1.19

Goodwill amortization	—	0.02	—	0.05

Adjusted net income	$0.47	$0.43	$1.38	$1.24

SFAS 143 — Accounting for Asset Retirement Obligations

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

SFAS 144 — Accounting for the Impairment or Disposal of Long-Lived Assets

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

SFAS 145 — Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections

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

SFAS 146 — Accounting for Costs Associated with Exit or Disposal Activities

         In July 2002, the FASB issued SFAS 146, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not expect this Statement to have a material impact to the Consolidated Condensed Financial Statements.

Note B — Earnings per Share Reconciliation

         A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

	Three months ended September 30		Nine months ended September 30

(In thousands, except per share data)	2002	2001	2002	2001

Basic:

Net income	$164,246	$142,082	$482,955	$409,556

Average common shares outstanding	346,802	342,184	346,684	340,282

Earnings per share	$0.47	$0.41	$1.39	$1.20

Diluted:

Net income	$164,246	$142,082	$482,955	$409,556

Average common shares outstanding	346,802	342,184	346,684	340,282

Dilutive effect of stock options	4,206	4,357	4,277	3,841

Average diluted shares outstanding	351,008	346,541	350,961	344,123

Earnings per share	$0.47	$0.41	$1.38	$1.19

         For the three and nine months ended September 30, 2001, the Company had zero and 296,704 options issued that were not included in the calculation of diluted EPS, as the exercise price of these options was in excess of the average market price. There were no excluded options for the three and nine months ended September 30, 2002.

Note C — Comprehensive Income

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

         In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:

	Three months ended September 30
		2002			2001

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax

Unrealized gain on securities:

Unrealized holding gains arising during the period	$120,754	$(38,289)	$82,465	$193,975	$(65,629)	$128,346

Less: reclassification adjustment	(813)	309	(504)	643	(244)	399

Net unrealized gain on securities	121,567	(38,598)	82,969	193,332	(65,385)	127,947

Unrealized gain on derivatives:

Unrealized holding gains arising during the period	27,693	(1,772)	$25,921	28,621	(1,252)	27,369

Less: reclassification adjustment	4,664	(1,772)	2,892	3,296	(1,252)	2,044

Net unrealized gain on derivatives	23,029	0	23,029	25,325	0	25,325

Total Other Comprehensive Income	$144,596	$(38,598)	$105,998	$218,657	$(65,385)	$153,272

	Nine months ended September 30
		2002			2001

	Before	Tax	Net of	Before	Tax	Net of
	Tax	Effect	Tax	Tax	Effect	Tax

Unrealized gain on securities:

Unrealized holding gains arising during the period	$350,356	$(117,988)	$232,368	$263,386	$(89,124)	$174,262

Less: reclassification adjustment	3,975	(1,511)	2,464	2,522	(958)	1,564

Net unrealized gain on securities	346,381	(116,477)	229,904	260,864	(88,166)	172,698

Unrealized gain on derivatives:

Unrealized holding gains arising during the period	42,822	(5,021)	$37,801	50,303	(2,601)	47,702

Less: reclassification adjustment	13,214	(5,021)	8,193	6,845	(2,601)	4,244

Net unrealized gain on derivatives	29,608	0	29,608	43,458	0	43,458

Total Other Comprehensive Income	$375,989	$(116,477)	$259,512	$304,322	$(88,166)	$216,156

Note D — Supplemental Cash Flow Information

         The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and 2001.

(In thousands)	Nine Months Ended September 30
	2002	2001

Cash paid during period for:

Interest	$794,080	$1,385,104

Income taxes	139,410	48,423

Noncash transactions:

Assets acquired in business combinations	170,761	1,068,318

Liabilities assumed in business combinations	160,758	1,003,781

Common Stock issued in business combinations	0	123,355

Loans transferred to other real estate	60,929	48,199

Financed sales of foreclosed property	39,307	37,790

Loans securitized into mortgage-backed securities	400,728	0

Note E — Business Segments

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

         The following tables present the Company’s business segment information for the three and nine month periods ended September 30, 2002 and 2001:

	Three months ended September 30, 2002

	Commercial	Regional	Funds	Capital	Reconciling	Total
(In millions)	Banking	Banking	Management	Management	Items	Company

Net interest margin (FTE)	$77.9	$267.2	$143.8	$1.0	$(58.0)	$431.9

Provision for loan losses	3.2	25.4	0.0	0.0	7.7	36.3

Non-interest income	8.6	123.9	2.0	25.2	6.7	166.4

Non-interest expense	24.1	283.6	5.0	18.8	(15.5)	316.0

Pre-tax income	59.2	82.1	140.8	7.4	(43.5)	246.0

Income tax expense (FTE)	0.0	0.0	0.0	0.0	81.7	81.7

Net income	$59.2	$82.1	$140.8	$7.4	$(125.2)	$164.3

	Nine months ended September 30, 2002

	Commercial	Regional	Funds	Capital	Reconciling	Total
(In millions)	Banking	Banking	Management	Management	Items	Company

Net interest margin (FTE)	$230.8	$797.5	$388.4	$3.0	$(132.7)	$1,287.0

Provision for loan losses	14.0	65.7	0.0	0.0	13.0	92.7

Non-interest income	24.3	346.9	6.0	72.5	30.4	480.1

Non-interest expense	55.6	838.6	11.4	54.7	(11.2)	949.1

Pre-tax income	185.5	240.1	383.0	20.8	(104.1)	725.3

Income tax expense (FTE)	0.0	0.0	0.0	0.0	242.3	242.3

Net income	$185.5	$240.1	$383.0	$20.8	$(346.4)	$483.0

Ending assets	$11,349.4	$25,032.1	$11,095.5	$121.0	$2,155.7	$49,753.7

	Three months ended September 30, 2001

	Commercial	Regional	Funds	Capital	Reconciling	Total
(In millions)	Banking	Banking	Management	Management	Items	Company

Net interest margin (FTE)	$79.1	$275.7	$74.8	$0.5	$(37.0)	$393.1

Provision for loan losses	9.7	19.9	0.0	0.0	0.8	30.4

Non-interest income	6.0	99.2	0.6	22.3	11.3	139.4

Non-interest expense	12.3	250.7	1.7	17.2	3.7	285.6

Pre-tax income	63.1	104.3	73.7	5.6	(30.2)	216.5

Income tax expense (FTE)	0.0	0.0	0.0	0.0	74.4	74.4

Net income	$63.1	$104.3	$73.7	$5.6	$(104.6)	$142.1

	Nine months ended September 30, 2001

	Commercial	Regional	Funds	Capital	Reconciling	Total
(In millions)	Banking	Banking	Management	Management	Items	Company

Net interest margin (FTE)	$238.7	$804.5	$193.4	$0.1	$(111.8)	$1,124.9

Provision for loan losses	18.4	58.2	0.0	0.0	2.3	78.9

Non-interest income	18.2	292.6	1.2	62.6	35.6	410.2

Non-interest expense	36.2	722.7	5.1	49.3	22.5	835.8

Pre-tax income	202.3	316.2	189.5	13.4	(101.0)	620.4

Income tax expense (FTE)	0.0	0.0	0.0	0.0	210.8	210.8

Net income	$202.3	$316.2	$189.5	$13.4	$(311.8)	$409.6

Ending assets	$10,916.5	$23,569.5	$10,200.2	$109.1	$2,472.6	$47,267.9

Note F — Business Combinations

         During the first nine months of 2002, the Company completed the following acquisition:

(In Millions)						Consideration

							Common
Date	Institution	Location	Assets	Loans	Deposits	Cash	Shares

March 1, 2002	Landmark Bancshares, Inc.	Euless, TX	$170.8	$108.4	$154.6	$38.9	—

         In addition, on May 10, 2002, the Company purchased the remaining 25% ownership interest in OmniServe, LLC for $0.8 million. The Company now owns 100% of OmniServe, LLC.

         Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Condensed Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Business

         SouthTrust Corporation (“SouthTrust” or the “Company”) is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, and engages, through its subsidiary bank, SouthTrust Bank and its non-banking subsidiaries, in a full range of banking services from 704 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of September 30, 2002, the Company had consolidated total assets of $49.8 billion, which ranked it among the top twenty bank holding companies in the United States.

         SouthTrust Bank offers a broad range of banking services, either directly or through other affiliated bank-related subsidiaries. Services to business customers include providing checking and time deposit accounts, cash management services, various types of lending and credit services, and corporate and other trust services. Services provided to individual customers directly or through other affiliated corporations include checking accounts, money market investment and money market checking accounts, personal money management accounts, passbook savings accounts and various other time deposit savings programs, loans (including business, personal, automobile, mortgage, home improvement and educational loans), and a variety of trust services. SouthTrust Bank also offers Visa and/or MasterCard multi-purpose nationally recognized credit card services. The Company also offers brokerage and other investment services through its subsidiary SouthTrust Securities, Inc.

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

Selected Quarterly Financial Data (Dollars in millions except per share data)	Table 1

	Quarters Ended

	2002			2001

	Sept 30	Jun 30	Mar 31	Dec 31	Sep 30

Earnings Summary:

Interest income	$664.7	$671.8	$681.9	$732.0	$782.4

Interest expense	235.7	243.9	261.4	318.6	392.6

Net interest income	429.0	427.9	420.5	413.4	389.8

Provision for loan losses	36.3	28.7	27.7	39.3	30.4

Net interest income after provision for loan losses	392.7	399.2	392.8	374.1	359.4

Non-interest income	167.2	158.7	151.6	156.8	138.8

Securities gains (losses)	(0.8)	1.2	2.2	4.0	0.6

Non-interest expense	316.0	320.8	312.3	317.6	285.6

Income before income taxes	243.1	238.3	234.3	217.3	213.2

Income taxes	78.8	77.4	76.5	72.4	71.1

Net income	$164.3	$160.9	$157.8	$144.9	$142.1

Per common share:

Net income — basic	$0.47	$0.46	$0.46	$0.42	$0.41

Net income- diluted	0.47	0.46	0.45	0.42	0.41

Cash dividends declared	0.17	0.17	0.17	0.14	0.14

Book value	13.07	12.47	11.65	11.44	11.38

Market value-high	27.14	27.20	27.32	25.93	27.18

Market value-low	20.52	24.86	23.33	21.69	19.97

Ending balances:

Loans, net of unearned income	$33,600.0	$33,180.7	$32,870.4	$33,422.6	$32,813.2

Total assets	49,753.7	48,429.8	48,250.7	48,754.5	47,267.9

Deposits	31,563.9	31,586.9	30,749.8	32,634.1	30,038.3

Federal Home Loan Bank advances	4,471.0	4,271.0	4,221.0	4,221.1	4,221.2

Long-term debt	2,185.1	2,144.3	1,511.4	1,263.4	1,071.1

Stockholders’ equity	4,534.3	4,322.6	4,040.7	3,962.4	3,900.1

Common shares (in thousands)	346,844	346,766	346,706	346,273	342,685

Average balances:

Loans, net of unearned income	$33,314.6	$32,967.1	$33,367.9	$32,960.3	$32,428.4

Earning assets	44,779.3	44,373.9	44,514.8	44,243.4	43,271.0

Total assets	48,638.8	48,086.8	48,284.4	47,885.0	46,669.3

Deposits	30,937.3	31,690.4	31,505.7	30,612.5	30,138.1

Stockholders’ equity	4,428.5	4,159.1	4,042.6	3,973.5	3,721.5

Common shares (in thousands)

Basic	346,802	346,741	346,506	344,815	342,184

Diluted	351,008	351,464	350,403	348,769	346,541

Selected ratios:

Return on average total assets	1.34%	1.34%	1.33%	1.20%	1.21%

Return on average stockholders’ equity	14.71	15.52	15.83	14.47	15.15

Net interest margin (FTE)	3.86	3.92	3.87	3.74	3.61

Average equity to average assets	9.10	8.65	8.37	8.30	7.97

Non-interest expense as a percent of average total assets	2.58	2.68	2.62	2.63	2.43

Efficiency ratio	52.74	54.37	54.28	55.40	53.70

Average Balances, Interest Income and Expense and Average Yields Earned and Rates Paid (Dollars in millions; yields except per share data)	Table 2

	Quarters Ended

	September 30, 2002			June 30, 2002

			(1)			(1)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Assets

Loans, net of unearned income (2)	$33,314.6	$487.5	5.81%	$32,967.1	$491.3	5.98%

Available-for-sale securities:

Taxable	10,007.1	156.8	6.46	9,973.3	160.8	6.59

Non-taxable	370.4	5.7	6.39	357.3	6.1	6.94

Held-to-maturity securities:

Taxable	375.2	6.9	7.30	416.4	7.4	7.14

Non-taxable	44.9	1.0	8.96	48.6	1.1	9.11

Short-term investments	667.1	9.7	5.79	611.2	8.5	5.54

Total interest-earning assets	44,779.3	$667.6	5.97%	44,373.9	$675.2	6.13%

Allowance for loan losses	(490.4)			(487.4)

Other assets	4,349.9			4,200.3

Total assets	$48,638.8			$48,086.8

Liabilities

Savings deposits	$2,332.2	$7.3	1.24%	$2,356.1	$7.6	1.29%

Interest-bearing demand deposits	4,012.6	10.5	1.04	4,014.4	9.3	0.93

Time deposits	20,390.9	125.2	2.44	21,139.1	137.0	2.60

Short-term borrowings	5,701.3	25.0	1.74	5,420.1	23.7	1.76

Federal Home Loan Bank advances	4,447.1	50.4	4.50	4,261.1	50.8	4.78

Long-term debt	2,164.8	17.3	3.17	1,724.3	15.5	3.60

Total interest-bearing liabilities	39,048.9	$235.7	2.39%	38,915.1	$243.9	2.51%

Non-interest bearing demand deposits	4,201.6			4,180.8

Other liabilities	959.8			831.8

Total liabilities	44,210.3			43,927.7

Stockholders’ Equity	4,428.5			4,159.1

Total liabilities and stockholders’ equity	$48,638.8			$48,086.8

Net interest income		$431.9			$431.3

Net interest margin			3.86%			3.92%

Net interest spread			3.58%			3.62%

(1)	Yields were calculated using the average amortized cost of the underlying assets. All yields and rates are presented on an annualized basis.

(2)	Included in interest are net loan fees of $10.9 million, $11.3 million, $12.6 million, $13.1 million, and $14.8 million for the five quarters ended September 30, 2002, respectively. The averages include loans on which the accrual of interest has been discontinued. Income on non-accrual loans is recognized on a cash-basis.

Table 2

Quarters Ended

March 31, 2002			December 31, 2001			September 30, 2001

		(1)			(1)			(1)
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

$33,367.9	$505.2	6.14%	$32,960.3	$550.9	6.63%	$32,428.4	$603.9	7.39%

9,612.9	155.1	6.64	9,587.9	155.8	6.48	8,727.2	143.3	6.56

349.1	5.8	6.85	392.5	6.9	7.04	377.3	6.5	6.90

462.3	8.2	7.23	512.7	9.2	7.12	1,122.8	20.5	7.26

52.3	1.2	9.43	56.2	1.3	8.97	61.7	1.5	9.44

670.3	9.7	5.86	733.8	10.9	5.93	553.6	10.0	7.18

44,514.8	$685.2	6.26%	44,243.4	$735.0	6.60%	43,271.0	$785.7	7.21%

(487.5)			(476.2)			(470.9)

4,257.1			4,117.8			3,869.2

$48,284.4			$47,885.0			$46,669.3

$2,308.5	$7.6	1.34%	$2,186.4	$8.8	1.61%	$2,104.6	$12.4	2.34%

3,891.8	9.5	0.99	3,628.3	12.3	1.35	3,336.4	15.8	1.88

21,208.2	150.1	2.87	20,845.7	188.9	3.60	20,919.0	234.8	4.45

6,427.1	28.3	1.79	6,979.5	39.3	2.23	6,745.4	58.3	3.43

4,221.0	52.4	5.03	4,221.1	55.1	5.18	4,235.2	56.9	5.33

1,300.6	13.5	4.22	1,262.3	14.2	4.45	1,047.4	14.4	5.46

39,357.2	$261.4	2.69%	39,123.3	$318.6	3.23%	38,388.0	$392.6	4.06%

4,097.3			3,952.1			3,778.2

787.3			836.1			781.6

44,241.8			43,911.5			42,947.8

4,042.6			3,973.5			3,721.5

$48,284.4			$47,885.0			$46,669.3

	$423.8			$416.4			$393.1

		3.87%			3.74%			3.61%

		3.57%			3.37%			3.15%

Net Interest Income / Margin

         Net interest income is the principal component of SouthTrust’s earnings and represents the difference between revenue generated by interest-earning assets and the interest cost related to funding those assets. The net interest margin and net interest spread are affected by the composition of interest-earning assets and interest-bearing liabilities, competitive pressures, Federal Reserve Bank (the “Fed”) monetary policies, and external economic shocks. For purposes of discussion, income that is either exempt from federal income taxes or taxed at a preferential rate has been adjusted to fully taxable equivalent (“FTE”) amounts, using a statutory federal tax rate of 35%.

         The Company’s net interest margin increased 25 basis points from the third quarter of 2001 to 3.86% for the 2002-third quarter period. The net interest spread between interest-earning assets and interest-bearing liabilities increased 43 basis points from the third quarter of 2001 to 3.58%. The improvement in the net interest margin resulted from the interest rate cuts made by the Fed during 2001. The Company has benefited from lower funding costs during these periods, as liabilities have repriced downward more quickly than assets during this time.

         However, the Company’s net interest margin for the third quarter of 2002 decreased 6 basis points from the second quarter of 2002, while the net interest spread decreased 4 basis points during the same period. Current economic conditions are weaker at this stage of the economic cycle than originally anticipated. These weaker conditions have contributed to a low treasury yield, leading to higher prepayments of mortgage-backed securities, 1-4 family mortgage loans, and other fixed-rate interest-earning assets. Prepayments from these assets are being reinvested at lower rates, while liability costs, which are tied to indexes other than treasuries, are relatively flat. This basis risk is leading to a compression of the net interest margin, which will continue until economic conditions improve and the yield curve becomes more upward sloping rather than flat. Since the Company is in a slightly asset sensitive interest rate position, an increase in interest rates would improve the net interest margin in the short term. Management has taken steps to improve the interest rate sensitivity position of the Company, and financial models project that a significant increase in interest rates over the next two years should not have an adverse impact on the net interest margin in the remainder of 2002 and 2003.

         See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.

Provision for Loan Losses

         During the third quarter of 2002, the Company recorded a $36.4 million provision for loan losses. This compares to a provision of $30.4 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, the provision for loan losses was $92.7 million and $79.0 million, respectively. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by Management based on the factors as described in “Allowance for Loan Losses” later in Management’s Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

Non-Interest Income

         Total non-interest income for the quarter ended September 30, 2002 was $166.4 million, an increase of $27.0 million or 19% over the same period in 2001. For the nine-month period ended September 30, 2002, non-interest income was $480.1 million, up $69.9 million or 17% from the comparable period in 2001.

         Service charges on deposit accounts, which represent the largest portion of non-interest income, increased 20% and 18% in the third quarter and first nine months of 2002, respectively, from the comparable year-ago periods. These increases are attributable to increases in the number of deposit accounts, mainly through internal growth, along with an increase in certain service charge rates.

         Mortgage banking operations income increased 46% for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. On a year-to-date basis, mortgage-banking operations increased 14%. Mortgage loan production in the third quarter and first nine months of 2002 was higher when compared to the same periods in 2001. Mortgage loans closed during the third quarter of 2002 and 2001 totaled $1,380.9 million and $1,010.8 million, respectively. Mortgage loans closed during the first nine months of 2002 and 2001 totaled $3,148.8 million and $ 2,941.4 million, respectively. This year’s significant increase in mortgage loan production and volume is a direct result of mortgage rates being at historically low levels. The Company expects that as mortgage rates begin to rise, loan production and related income will decrease accordingly.

         Fee income related to Bank cards also increased in the third quarter and first nine months of 2002 by 2% and 7%, respectively, from the comparable year-ago periods. Debit card fees increased 19% in the third quarter of 2002 compared to the same period in 2001, and for the comparable nine-month period, the increase was 22%. The increases in each of these categories are the result of increased volume. Trust fees also increased in the third quarter and first nine months of 2002 by 7% and 6%, respectively, from the comparable year-ago periods. Significant increases due to higher volume have been partially offset by declining market conditions, as many trust fees are earned as a percentage of the underlying market values of trust account assets.

         Investment fee income increased 16% for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. For the nine-month period ended September 30, 2002, investment fee income was up 23% from the comparable period in 2001. The increases in investment fee income were driven by market conditions and annuity sales. Income from bank owned life insurance (“BOLI”) for the third quarter of 2002 decreased 1% compared to the same year-ago period. For the nine-month period ended September 30, 2002, income from bank owned life insurance was down 10% from the comparable period in 2001.

         Sales of loans during the third quarter and nine-month periods ended September 30, 2002 resulted in net gains of approximately $6.2 million and $22.5 million, respectively. Net securities losses were $0.8 million in the third quarter of 2002, while net securities gains were $2.5 million in the first nine months of 2002.

         There were no other significant non-recurring non-interest income items recorded in the first nine months of 2002 or 2001.

Non-Interest Income (In millions)	Table 3

	Quarters Ended

	2002			2001

	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30

Service charges on deposit accounts	$72.1	$68.5	$62.3	$63.8	$60.2

Mortgage banking operations	17.2	13.8	12.6	15.4	11.8

Bank card fees	10.9	11.4	10.6	10.9	10.7

Debit card fees	9.9	9.8	8.5	8.5	8.3

Trust fees	8.5	8.9	8.0	8.5	7.9

Investment fees	15.8	15.1	13.5	16.1	13.6

Bank owned life insurance	12.6	12.6	12.2	12.9	12.7

Gains on loans held-for-sale, net	6.2	6.9	9.4	6.7	5.9

Securities gains (losses)	(0.8)	1.2	2.2	4.0	0.6

Other	14.0	11.7	14.5	14.0	7.7

Total	$166.4	$159.9	$153.8	$160.8	$139.4

Non-Interest Expense

         Total non-interest expense increased 11% to $ 316.0 million in the third quarter of 2002 as compared to the same period in 2001. On a year-to-date basis, total non-interest expense increased 14% from 2001 to $949.1 million. The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 52.74% and 53.79% for the three and nine-month periods ended September 30, 2002, respectively. The efficiency ratio for the three and nine-month periods ended September 30, 2001 was 53.70 % and 54.53%, respectively.

         Salaries and employee benefits expense is the largest component of non-interest expense, accounting for 59% of total non-interest expense for the quarter ended September 30, 2002 and 58% of total non-interest expense for the first nine months of 2002. Salary and employee benefits expense increased during the third quarter and first nine months of 2002 by 11% and 15%, respectively, over the same year-ago periods. These increases were driven by annual merit and incentive increases, an increase in the number of full-time equivalent employees primarily due to acquisitions, and increases in certain employee benefit costs.

         Occupancy expense was up in the third quarter of 2002 versus the third quarter of 2001 by 7%. On a year-to-date basis, the increase was 9% in 2002 as compared to the same period in 2001. Equipment expense was also up in the third quarter and first nine months of 2002 by 10% and 9%, respectively, as compared to the same periods in 2001. These increases are attributable to a higher number of banking offices, primarily from acquisitions, as of September 30, 2002 compared to September 30, 2001. Also, certain rental rates and depreciation on new equipment have increased during these same periods.

         Data Processing expense increased 14% during the third quarter of 2002 versus the third quarter of 2001. On a year-to-date basis, the increase was 19% for 2002 as compared to the same period in 2001. These increases are primarily related to an increase in system licenses for various projects and expenses related to upgrades for computer desktops and various systems. Communications expense decreased 1% during the third quarter of 2002 versus the third quarter of 2001. On a year-to-date basis however, the communications expense increased by 11% as compared to the same period in 2001. The year to date increase is related primarily to the implementation of a new phone system during the first nine months of 2002. Once the previous phone system is completely phased out, overall communication expense is expected to settle at levels similar to those in 2001. Professional services expense increased 50% during the third quarter of 2002 versus the third quarter of 2001. On a year-to-date basis, the increase was 45% for 2002 as compared to the same period in 2001. These increases were due primarily to an increase in advertising co-op fees and higher fees from outsourcing.

         Intangible amortization decreased during the third quarter and first nine months of 2002 by 63% and 64% respectively, over the same periods in 2001. Beginning January 1, 2002, the Company ceased amortization of goodwill as provided in SFAS 142, Goodwill and Other Intangible Assets and SFAS 147, Acquisitions of Certain Financial Institutions, which were adopted as of that date. In lieu of amortization, goodwill will be periodically tested for impairment, also as required by these new Statements. See Note A to the Consolidated Condensed Financial Statements (Unaudited) for more information regarding SFAS 142 and SFAS 147.

         There were no other significant non-recurring non-interest expense items recorded in the first nine months of 2002 or 2001.

Non-Interest Expense (In millions)	Table 4

	Quarters Ended

	2002			2001

	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30

Salaries and employee benefits	$186.4	$183.4	$182.1	$176.5	$168.1

Net occupancy	27.0	28.1	26.6	27.4	25.2

Equipment	17.1	16.7	16.5	17.2	15.6

Data processing	10.6	10.5	10.2	10.5	9.3

Professional services	15.3	18.5	14.2	16.5	10.2

Communications	13.6	15.7	14.5	14.0	13.7

Intangible amortization	3.7	3.5	3.6	10.3	10.0

Other	42.3	44.4	44.6	45.2	33.5

Total	$316.0	$320.8	$312.3	$317.6	$285.6

Income Tax Expense

         Income tax expense for the third quarter of 2002 was $78.8 million for an effective tax rate of 32.4% compared to $71.1 million or an effective rate of 33.4 % in the third quarter of 2001. For the nine months ended September 30, 2002, income tax expense was $232.8 million for an effective tax rate of 32.5% compared to tax expense of $200.6 million and an effective tax rate of 32.9% during the first nine months of 2001. The statutory federal income tax rate was 35% in 2002 and 2001.

Loans

         Loans, net of unearned income at September 30, 2002 were $33,600.0 million, a net increase of $177.5 million over the December 31, 2001 level. During the first nine months of 2002, $108.4 million of loans were obtained in an acquisition. Also during the first quarter of 2002, $401.0 million of 1-4 family loans were securitized and classified in the available-for-sale securities portfolio. Demand for loans has decreased in recent quarters, partially as a result of the general slowdown in the economy. In addition, the Company is emphasizing more variable-rate commercial lending than in the past as part of its asset/liability management strategy. Also, the Company is experiencing loan run-off in certain consumer lending areas in which the Company is no longer originating new loans such as indirect auto lending and manufactured housing. This trend of slower growth may continue in the near future, given the uncertainty in the economy at this time.

         The Company regularly participates in loan sales in the secondary market, which facilitate the management of its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $2,785.9 million during the nine-month period ended September 30, 2002. These sales move in tandem with production of new 1-4 family loans, which is currently at a high level due to low mortgage interest rates. A slowdown in loan sales should be expected if mortgage rates rise and new loan production returns to lower levels.

Loan Portfolio (In millions)	Table 5

	Quarters Ended

	2002			2001

	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30

Commercial, financial and agricultural	$13,018.4	$12,738.8	$12,791.2	$12,984.5	$12,674.9

Real estate construction	4,929.2	4,870.0	4,627.9	4,388.0	4,269.9

Commercial real estate mortgage	7,212.3	7,113.6	7,036.2	7,136.4	7,004.0

Residential real estate mortgage	6,021.7	5,918.8	5,772.4	6,114.2	6,030.3

Loans to individuals	2,657.7	2,781.8	2,894.3	3,072.4	3,087.2

	33,839.3	33,423.0	33,122.0	33,695.5	33,066.3

Unearned income	(239.3)	(242.3)	(251.6)	(272.9)	(253.1)

Loans, net of unearned income	33,600.0	33,180.7	32,870.4	33,422.6	32,813.2

Allowance for loan losses	(497.6)	(488.3)	(485.4)	(483.1)	(471.1)

Net loans	$33,102.4	$32,692.4	$32,385.0	$32,939.5	$32,342.1

Allowance for Loan Losses

         The Company maintains an allowance for loan losses to absorb probable losses inherent in the loan portfolio and is based upon Management’s estimated range of those losses. Actual losses for these loans can vary significantly from this estimate. The Company’s subsidiary bank is regulated by the State Banking Department of the State of Alabama. SouthTrust Bank is a member bank of the Federal Reserve System, and as such, is also subject to the regulations of the Federal Reserve Board applicable to state member banks. Management may also consider recommendations from these regulators in assessing the adequacy of the allowance for loan losses. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change. The historical loss rates described below which are used in determining the allowance also provide a self-correcting feature to the methodology.

         Loans are separated by internal risk ratings into two categories for assessment of their estimated allowance level needs — Non-problem and Watch-list. The allowance for loan losses is calculated by applying historical loss factors to outstanding Non-problem loans within each loan type. The loss factors represent either the average of the last four years’ losses or, in some cases, the most recent year’s loss experience if in Management’s judgement that loss rate is more representative of current trends in a particular loan type. The allocation of the allowance on Non-problem loans is based on estimates of losses inherent in this portfolio, which have not yet been specifically identified in the Company’s problem loan rating process. Watch-list loans include any loans that have an internal credit review or regulatory rating of less than “pass”, plus “pass” rated loans that are sound and collectible, but contain certain characteristics that require review by Management. The allowance associated with Watch-list loans is calculated by applying loss factors determined through an average of the last four years’ loss experience, specific to Watch-list loans. Additionally, certain Watch-list loans (generally large commercial credits that the Company considers to be impaired) are specifically reviewed. The specific review considers estimates of future cash flows, fair values of collateral and other indicators of the borrowers’ ability to repay the loan.

         In addition to the above, the Company considers other risk elements in establishing the allowance for both Non-problem and Watch-list loans. These risk elements are based on Management’s evaluation of various conditions that affect inherent losses, which are not directly measured by applying the historical loss rates. Also, in most cases, the impact of these risk elements has not yet been reflected in the level of non-performing loans or in the internal risk grading process. Evaluation of these elements involves a higher degree of uncertainty since they are not directly associated with specific problem credits. These elements are discussed below.

         The Company’s loan portfolio has historically experienced growth rates in excess of our peers. While the Company strives to use prudent underwriting and credit management standards, such growth and related underwriting risks lead to increased losses that are not realized until after period end. Additionally, loans acquired through the various business combinations carry additional credit risk due to uncertainties associated with the underwriting process and deviations from the Company’s credit underwriting standards at the acquired institutions. The Company is also subject to risk associated with certain industry concentrations. Commercial real estate mortgage loans represent the Company’s largest concentration, and although this segment of the portfolio has performed well in recent years, Management considers the associated risk within the commercial real estate portfolio as part of the other risk elements. The Company believes it has established a sound credit policy, which guides the manner in which loans are underwritten. Exceptions from this policy may be necessary to facilitate the lending process and have been considered in computing the allowance.

         The allowance allocated to Watch-list loans at September 30, 2002 totaled $111.3 million, and the allowance allocated to Non-problem loans totaled $386.3 million. Based on the methodology outlined above, the total allowance for loan losses was $497.6 million at September 30, 2002 and $483.1 million at December 31, 2001. As a percentage of outstanding loans, the total allowance for loan losses was 1.48 % at September 30, 2002, compared to the December 31, 2001 level of 1.45%. Net charge-offs during the three months ended September 30, 2002 totaled $27.1 million or 0.32% of average net loans on an annualized basis, a decrease of $2.6 million over the 2001-third quarter period. For the nine months ended September 30, 2002, net charge-offs were $80.4 million or 0.32% of average net loans on an annualized basis, an increase of $4.6 million compared to the first nine months of 2001.

Allowance for Loan Losses (In thousands)	Table 6

	Quarters Ended

	2002			2001

	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30

Balance beginning of quarter	$488,340	$485,389	$483,124	$471,133	$462,905

Loans charged-off:

Commercial, financial and agricultural	12,824	14,538	17,858	24,672	18,374

Real estate construction	54	0	0	0	15

Commercial real estate mortgage	1,275	912	197	541	37

Residential real estate mortgage	2,758	2,471	1,455	2,356	2,577

Loans to individuals	12,837	11,760	11,071	12,375	11,774

Total charge-offs	29,748	29,681	30,581	39,944	32,777

Recoveries of loans previously charged-off:

Commercial, financial and agricultural	1,136	1,295	982	2,244	956

Real estate construction	4	0	1	1	1

Commercial real estate mortgage	1	175	26	4	13

Residential real estate mortgage	248	529	162	219	326

Loans to individuals	1,289	1,884	1,883	1,671	1,787

Total recoveries	2,678	3,883	3,054	4,139	3,083

Net loans charged-off	27,070	25,798	27,527	35,805	29,694

Additions to allowance charged to expense	36,354	28,728	27,650	39,334	30,400

Subsidiaries’ allowance at date of purchase	0	21	2,142	8,462	7,522

Balance at end of quarter	$497,624	$488,340	$485,389	$483,124	$471,133

(In millions)

Loans outstanding at quarter end, net of unearned income	$33,600.0	$33,180.7	$32,870.4	$33,422.6	$32,813.2

Average loans outstanding, net of unearned income	$33,314.6	$32,967.1	$33,367.9	$32,960.3	$32,428.4

Ratios:

Allowance to net loans outstanding	1.48%	1.47%	1.48%	1.45%	1.44%

Net loans charged-off to average net loans	0.32	0.31	0.33	0.43	0.36

Provision for loan losses to net charge-offs	134.30	111.36	100.45	109.86	102.38

Provision for loan losses to average net loans	0.43	0.35	0.34	0.47	0.37

Non-Performing Assets

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $251.3 million at September 30, 2002, a decrease of $41.1 million from December 31, 2001. The ratio of non-performing assets to total loans plus other non-performing assets was 0.75% at September 30, 2002, while the allowance to non-performing loans ratio was 281.75% for the same period. The Company has historically maintained high credit underwriting standards, and expects the trend in non-performing assets to be stable for the remainder of 2002.

Non-performing Assets (Dollars in millions)	Table 7

	Quarters Ended

	2002			2001

	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30

Non-performing loans

Commercial, financial, and agricultural	$115.6	$131.5	$145.2	$153.2	$152.8

Real estate construction	24.1	22.1	21.0	28.6	31.0

Commercial real estate mortgage	4.6	9.3	10.4	7.9	5.9

Residential real estate mortgage	19.6	20.1	23.8	16.5	21.5

Loans to individuals	12.7	11.2	10.1	11.3	12.0

Total non-performing loans	176.6	194.2	210.5	217.5	223.2

Other real estate owned	65.5	59.5	56.2	53.5	42.4

Other repossessed assets	9.2	14.6	16.6	21.4	8.7

Total non-performing assets	$251.3	$268.3	$283.3	$292.4	$274.3

Accruing loans past due 90 days or more	$76.3	$73.0	$82.8	$74.2	$66.6

Ratios:

Non-performing loans to total loans	0.53%	0.59%	0.64%	0.65%	0.68%

Non-performing assets to total loans plus other non-performing assets	0.75	0.81	0.86	0.87	0.83

Non-performing assets and accruing loans 90 days or more past due to total loans plus other non-performing assets	0.97	1.03	1.11	1.09	1.04

Allowance to non-performing loans	281.75	251.41	230.62	222.18	211.07

Available-for-Sale and Held-to-Maturity Securities

         The investment portfolio is managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. Securities classified as held-to-maturity are carried at amortized cost, as the Company has the ability, and Management currently intends to hold these securities to maturity. All securities not considered held-to-maturity or part of the trading portfolio have been designated as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported net of deferred taxes as other comprehensive income, a component of stockholders’ equity. This caption includes securities that Management intends to use as part of its asset / liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes.

         Total securities, including those designated as available-for-sale and held-to-maturity, have increased $397.1 million since December 31, 2001. Securities obtained through the acquisition of another financial institution were $33.1 million during the first nine months of 2002.

         During the second quarter of 2002, held-to-maturity securities with a net carrying amount of $10.0 million were sold due to credit deterioration, and a loss of $1.4 million was recognized.

Available-for-Sale and Held-to-Maturity Securities	Table 8

	Available-for-Sale Securities

	September 30, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
(Dollars in millions)	Cost	Value	Cost	Value

U.S. Treasury securities	$32.0	$34.5	$38.2	$38.5

U.S. Government agency securities	1,853.7	1,906.7	336.5	333.1

Mortgage-backed securities and collateralized mortgage obligations	7,311.2	7,636.3	8,719.1	8,799.7

Obligations of states and political subdivisions	335.1	359.7	319.5	324.2

Other debt securities	110.0	110.1	98.4	95.0

Equity securities	422.0	441.9	364.3	364.3

Total	$10,064.0	$10,489.2	$9,876.0	$9,954.8

	Held-to-Maturity Securities

	September 30, 2002		December 31, 2001

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Treasury securities	$1.5	$1.6	$2.5	$2.6

U.S. Government agency securities	24.5	25.3	25.6	26.7

Mortgage-backed securities and collateralized mortgage obligations	191.6	202.5	306.1	314.6

Obligations of states and political subdivisions	44.5	49.5	55.1	58.7

Other debt securities	145.4	162.9	155.4	159.7

Total	$407.5	$441.8	$544.7	$562.3

Short-Term Investments

         Short-term investments at September 30, 2002 totaled $ 1,113.0 million, reflecting an increase of $184.0 million from the December 31, 2001 level of $929.0 million. At September 30, 2002, short-term investments consisted of $230.1 million in federal funds sold and securities purchased under resale agreements, $5.3 million in time deposits with other banks, $92.4 million in trading securities and $785.2 million in loans held for sale. Securities held for trading purposes primarily include inventory at the Company’s brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 family mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value.

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

         Deposits are the Company’s primary source of funding. Total deposits at September 30, 2002 were $31,563.9 million, down $1,070.2 million or 3% from the December 31, 2001 level of $32,634.1 million. Of this net decrease, $2,324.5 million was from a reduction in wholesale funding deposits, while core deposits increased deposits by $1,254.3 million. In the first nine months of 2002, $154.6 million of deposits were obtained in an acquisition. At September 30, 2002, total deposits included interest-bearing deposits of $27,268.6 million and other deposits of $4,295.3 million.

         Short-term borrowings at September 30, 2002 were $5,961.3 million and included federal funds purchased of $3,282.7 million, securities sold under agreements to repurchase of $2,210.0 million and other borrowed funds of $468.6 million. At September 30, 2002, total short-term borrowings were 12% of total liabilities and stockholders’ equity. This compares to total short-term borrowings of $5,925.3 million or 12% of total liabilities and stockholders’ equity at December 31, 2001.

         FHLB advances totaled $4,471.0 million at September 30, 2002. The current quarter end balance is up $249.9 million from the level outstanding at December 31, 2001. The Company uses FHLB advances as an alternative to other funding sources with similar maturities. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset / liability management strategy.

         At September 30, 2002 and December 31, 2001, total long-term debt was $2,185.1 million and $1,263.4 million, respectively. During the first nine months of 2002, $901.5 million of variable-rate Bank Notes were issued by the Company’s subsidiary bank for general operating purposes, other issuances totaled $1.0 million, other redemptions totaled $0.1 million, and the fair value adjustment related to long-term debt hedged increased $19.3 million. There are no scheduled maturities of long-term debt through 2002.

Capital

         The Company continually monitors current and projected capital adequacy positions of both the Company and its subsidiary bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to stockholders in the form of dividends.

         The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items. The Company’s regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weighting, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain Tier 1 and Total capital to risk-weighted assets of 4% and 8%, respectively, and Tier 1 capital to adjusted quarter average total assets of 4%. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. As of each of the periods ended below, the Company meets all capital adequacy requirements imposed by its regulators.

         The September 30, 2002 Tier 1 and Total capital to risk weighted assets were 8.13% and 11.16%, respectively, compared to the December 31, 2001 ratios of 7.71% and 10.97%.

Capital Ratios					Table 9
(Dollars in millions)

	2002			2001

	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30

Tier 1 capital:

Stockholders’ equity	$4,534.3	$4,316.3	$4,037.2	$3,962.4	$3,900.1

Intangible assets other than servicing rights	(801.3)	(789.6)	(796.9)	(777.2)	(666.1)

Accumulated other comprehensive income	(350.6)	(244.6)	(65.4)	(91.0)	(204.0)

Total Tier 1 capital	3,382.4	3,282.1	3,174.9	3,094.2	3,030.0

Tier 2 capital:

Allowable allowance for loan losses	497.6	488.3	485.4	483.1	471.1

Allowable long-term debt	765.0	765.0	825.0	825.0	825.0

Total Tier 2 capital	1,262.6	1,253.3	1,310.4	1,308.1	1,296.1

Total risk-based capital	$4,645.0	$4,535.4	$4,485.3	$4,402.3	$4,326.1

Risk-weighted assets	$41,626.6	$40,526.2	$39,986.0	$40,124.6	$39,120.8

Risk-based ratios:

Tier 1 capital	8.13%	8.10%	7.94%	7.71%	7.75%

Total capital	11.16	11.19	11.22	10.97	11.06

Leverage ratio	7.07	6.94	6.69	6.57	6.59

         The Company may, from time to time, engage in repurchases of common stock in connection with acquisitions or other such purposes, as Management deems advisable. No such repurchases were made in the nine-month period ending September 30, 2002.

Commitments

         The Company’s subsidiary bank had standby letters of credit outstanding of approximately $1,299.5 million at September 30, 2002 and $1,127.1 million at December 31, 2001.

         The Company’s subsidiary bank had outstanding commitments to extend credit of approximately $12,855.7 million at September 30, 2002 and $12,183.3 million at December 31, 2001. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

         The modeling techniques used by the Company simulate changes in net interest income under various rate scenarios. Important elements of the techniques include the mix of floating versus fixed rate assets and liabilities, the scheduled repricing and maturing volumes and rates of the existing balance sheet, the slope of the yield curve, and prepayment assumptions. Changes in the preceding assumptions will cause these results to change.

         As of September 30, 2002, a parallel increase in interest rates of 100 basis points would have increased net interest income by approximately $63.5 million on an annualized basis. For the same period, a parallel decrease in interest rates of 100 basis points would have decreased net interest income by approximately $48.7 million on an annualized basis. These projections are based on a flat rate scenario. Actual interest rate adjustments made by the Fed, such as the 50 basis point decrease made on November 6, 2002, do not result in parallel shifts in interest rates because of factors relating to the sloping yield curve.

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

End User Derivative Instruments (Dollars in Millions)	Table 10

		Weighted			Carrying Value
		Average	Average
	Notional	Maturity	Received	Average	Gross	Gross
	Balance	In Months	Rate	Pay Rate	Gains	Losses	Net

Fair Value Hedges:

Interest rate swaps — received fixed/pay floating	$1,526.5	29	6.94%	1.97%	$99.5	—	$99.5

Cash Flow Hedges:

Interest rate swaps — received fixed/pay floating	450.0	52	6.77	1.87	65.5	—	65.5

Interest rate swaps — received floating/pay fixed	700.0	4	2.00	2.40	—	(3.1)	(3.1)

Mortgage Lending Commitments:

Forward contracts	796.6	2	—	—	—	(2.3)	(2.3)

Interest rate lock commitments	276.0	2	—	—	5.1	—	5.1

Total Derivatives	$3,749.1						$164.7

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

         Credit risk represents the potential loss that may occur due to the nonperformance by a party to a contract. The Company controls credit risk for derivatives by applying uniform credit standards maintained for other activities with credit risk. The Company monitors transactions under credit risk limits previously approved as a result of the credit review and also enters into collateralization agreements with each counterparty.

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

Item 4. Controls and Procedures

         The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. The evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee and Management, including the principal executive officer and the principal financial officer, within 90 days prior to the date of the filing of this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

         Subsequent to the date of their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

*	3(a)	Composite Restated Certificate of Incorporation of SouthTrust Corporation, which was filed as Exhibit 3(i) to SouthTrust Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-3613)

*	3(b)	Composite Restated Bylaws of SouthTrust Corporation, which was filed as Exhibit 4(e) to the Registration Statement on Form S-4 of SouthTrust Corporation (Registration No. 33-61557)

*	4(a)	Articles FOURTH, SIXTH, SEVENTH, and ELEVENTH of the Restated Certificate of Incorporation of SouthTrust Corporation (included at Exhibit 3(a))

*	4(b)	Certificate of Designation of Preferences and Rights of Series 1999 Junior Participating Preferred Stock, adopted December 16, 1998 and effective February 22, 1999, which was filed as Exhibit A to Exhibit 1 to SouthTrust Corporation’s Registration Statement on Form 8-A (File No. 001-14781)

*	4(c)	Amended and Restated Shareholder’s Rights Agreement, dated as of August 1, 2000 between SouthTrust Corporation and American Stock Transfer & Trust Company, Rights Agent, which was filed as Exhibit 1 to SouthTrust Corporation’s Registration Statement on Form 8-A (File No. 001-14781)

*	4(d)	Indenture, dated as of May 1, 1987, between SouthTrust Corporation and National Westminster Bank USA, which was filed as Exhibit 4(a) to SouthTrust Corporation’s Registration Statement on Form S-3 (Registration No. 33-13637)

*	4(e)	Subordinated Indenture, dated as of May 1, 1992, between SouthTrust Corporation and Chemical Bank, which was filed as Exhibit 4(b)(ii) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-52717)

*	4(f)	Form of Senior Indenture, which was filed as Exhibit 4(b)(i) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-52717)

	99.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference

(b)	Reports on Form 8-K filed in the third quarter of 2002: a Form 8-K was filed on August 13, 2002 pertaining to the following submissions to the Securities and Exchange Commission by Wallace D. Malone, Jr., principal executive officer and Alton E. Yother, principal financial officer: (1) Statements under oath required by Commission Order No. 4-460 and (2) The certification relating to and accompanying SouthTrust’s Quarterly Report on 10-Q for the quarter ended June 30, 2002, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHTRUST CORPORATION

/s/ Wallace D. Malone, Jr.

Date: November 13, 2002

Wallace D. Malone, Jr. Chairman and Chief Executive Officer

/s/ Alton E. Yother

Date: November 13, 2002

Alton E. Yother Executive Vice President, Treasurer and Controller

CERTIFICATIONS

I, Wallace D. Malone, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SouthTrust Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Wallace D. Malone, Jr.
Date: November 13, 2002	Wallace D. Malone, Jr. Chairman and Chief Executive Officer

CERTIFICATIONS

I, Alton E. Yother, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SouthTrust Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Alton E. Yother
Date: November 13, 2002	Alton E. Yother Executive Vice President, Treasurer and Controller