Form 10-K
period 2002-12-31
SOUTHTRUST CORP
filed 2003-02-28
CIK 92081

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from            to

COMMISSION FILE NUMBER 0-3613

SOUTHTRUST CORPORATION

(Exact name of registrant specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-0574085 (I.R.S. Employer Identification No.)

420 North 20th Street, Birmingham, Alabama (Address of principal executive offices)	35203 (Zip Code)

Registrant’s telephone number, including area code: (205) 254-5000

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

Common Stock — Par Value $2.50 Per Share

(Title of Class)

     Indicate by a check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):     Yes ☒  No ☐

      State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 21, 2003.

Common Stock, par value $2.50 per share — $9,358,560,189

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 21, 2003.

Common Stock, par value $2.50 per share — 345,461,801 shares

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the annual proxy statement for the annual meeting of stockholders on April 16, 2003 incorporated by reference into Part III.

PART I

ITEM 1     BUSINESS

      SouthTrust Corporation (“SouthTrust” or the “Company”) is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama and engages, through its subsidiary bank, SouthTrust Bank, and its non-banking subsidiaries, in a full range of banking services from 710 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia. As of December 31, 2002, the Company had consolidated total assets of $50.6 billion, which ranked it among the top twenty bank holding companies in the United States.

      SouthTrust employs approximately 13,200 persons and believes that its relations with these employees are good.

Business Segments

      The Company has four reportable business segments: Commercial Banking, Regional Banking, Funds Management, and Capital Management. Business segment results are determined based upon the Company’s business profitability reporting system, which assigns balance sheet and income statement items to each of the individual segments. The Company uses a transfer pricing process, which involves matched rate transfer pricing of assets and liabilities to determine a contribution to the net interest margin by segment. This process is designed around the Company’s customer base or asset/liability management lines and, accordingly, the results are not necessarily comparable with similar information published by other financial institutions. Below is a brief description of each individual business segment, along with a discussion of each segment’s results. The Company has restated the comparative 2001 and 2000 business segment information to conform to the 2002 presentation. The business segment results and additional information can be found in Note S to the Consolidated Financial Statements, included elsewhere in this report.

  Commercial Banking

      The Commercial Banking segment provides financing and other services for corporate customers throughout all geographic areas covered by SouthTrust. Types of corporate lending include the following: commercial and industrial, commercial real estate, leasing, asset-based lending and health care. Also, this segment provides cash management and international services in conjunction with the lending relationship established with commercial banking customers.

  Regional Banking

      The Regional Banking segment generates revenues through the Company’s branch banking network. Services and products include retail and small business lending, depository services, business banking and private banking. Also included in Regional Banking are regional lending activities, such as middle-market (companies with sales of $15 million to $250 million) and residential construction, and certain centralized consumer lending areas such as mortgage lending and auto leasing. Branch administration costs are also included in Regional Banking.

  Funds Management

      The Funds Management segment provides asset and liability management, which includes management of interest rate and liquidity risk. Activities include management of the securities portfolio, wholesale and long-term funding sources, and the use of derivatives such as interest rate swap agreements.

  Capital Management

      The Capital Management segment provides trust, brokerage, investment, and insurance services. All of these areas are managed as one area with the goal of providing a variety of financial management products to customers.

Business Combinations

      The Company has pursued a strategy of acquiring banks and financial institutions throughout the major growth areas of its markets, which includes the southeast, Texas and Virginia. The purpose of this expansion is to give the Company business development opportunities in metropolitan markets with favorable prospects for population and per capita income growth. As a routine part of its business, the Company evaluates opportunities to acquire bank holding companies, banks and other financial institutions. In addition, in the normal course of its business, the Company seeks out and receives inquiries from financial institutions regarding the possible acquisition of such institutions. The Company routinely evaluates these opportunities. Thus, at any point in time, the number of acquisition opportunities that may be available to the Company, as well as the stage of development of such activity, is subject to change. These acquisitions are used to augment the Company’s internal growth. All potential acquisitions must meet specific internal criteria designed to protect and enhance shareholder value. During 2002 the Company completed one acquisition, adding approximately $170.8 million in total assets, $108.4 million in loans, and $154.6 million in deposits.

      Additional information relating to business combinations can be found in Note B to the Consolidated Financial Statements, included elsewhere in this report.

Supervision and Regulation

     General

      SouthTrust is qualified as a financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered with the Board of Governors of the Federal Reserve System. The BHC Act permits a financial holding company to engage in a variety of financial activities, some of which are not permitted for other bank holding companies that are not financial holding companies. As a financial holding company, SouthTrust is required to file with the Federal Reserve Board various reports and such additional information as the Federal Reserve Board may require. The Federal Reserve Board may also make examinations of SouthTrust and each of its subsidiaries.

      As with other financial institutions, the earnings of SouthTrust are affected by general economic conditions as well as by the monetary policies of the Federal Reserve Board. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve System exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting cash reserve requirements against deposits. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and rates received on loans and investment securities and paid on deposits. Fluctuations in the Federal Reserve Board’s monetary policies have had a significant impact on the operating results of SouthTrust and all financial institutions in the past and are expected to continue to do so in the future.

      SouthTrust Bank, the Company’s bank subsidiary, is a state bank chartered under the laws of Alabama, and is a member of the Federal Reserve System. SouthTrust Bank is subject to primary federal regulation by the Federal Reserve Board and is also subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”) and the Alabama State Banking Department.

      SouthTrust Bank is subject to restrictions under federal law, which limits the transfer of funds by a subsidiary bank to its holding company and non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by the subsidiary bank to its holding company or any non-banking subsidiary are limited in amount to 10% of the subsidiary bank’s capital and surplus and, with respect to SouthTrust and all such non-banking subsidiaries, to an aggregate of 20% of such bank’s capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. The BHC Act also prohibits, subject to certain exceptions, a financial holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. An exception to this prohibition is for activities expressly found by the Federal Reserve

Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The activities permissible for bank holding companies were significantly expanded by the Gramm-Leach-Bliley Act, as discussed further below.

     Gramm-Leach-Bliley Act

      Under the Gramm-Leach-Bliley Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This legislation makes significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The law specified certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under Section 4(c)(8) of the BHC Act. The legislation did not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. Effective March 12, 2000, SouthTrust elected financial holding company status.

      The legislation also contains a number of other provisions that affect the Company’s operations and the operations of all financial institutions. One of the provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that limits the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations required more disclosure to SouthTrust’s customers, and in some circumstances, required consent by the customer before information is allowed to be provided to a third party.

     USA Patriot Act

      On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), which is designed to deny terrorists and others the ability to obtain access to the United States financial system. Title III of the USA Patriot Act is the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. Among its provisions, the USA Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures, including additional due diligence and recordkeeping, designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes. The U.S. Department of the Treasury in consultation with the Federal Reserve Board and other federal financial institution regulators has promulgated rules and regulations implementing the USA Patriot Act which (i) prohibits U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction; (ii) require financial institutions to maintain certain records for correspondent accounts of foreign banks; (iii) require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency; (iv) require due diligence with respect to private banking and correspondent banking accounts; (v) facilitate information sharing between the government and financial institutions; and (vi) require financial institutions to have in place a money laundering program. In addition, an implementing regulation under the USA Patriot Act regarding verification of customer identification by financial institutions has been proposed, although such regulation has not yet been finalized. The Company has implemented and will continue to implement the provisions of the USA Patriot Act, as such provisions become effective. The Company currently maintains and will continue to maintain policies and procedures to comply with the USA Patriot Act requirements. At this time, the Company does not expect that the USA Patriot Act will have a significant impact on the financial position of the Company.

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

      Under Alabama law, a bank may not pay a dividend in excess of 90% of its net earnings until the bank’s surplus is equal to at least 20% of its capital. SouthTrust Bank is also required by Alabama law to obtain the prior approval of the Superintendent of the State Banking Department of Alabama for its payment of dividends if the total of all dividends declared by SouthTrust Bank in any calendar year will exceed the total of (1) SouthTrust Bank’s net earnings (as defined by statute) for that year, plus (2) its retained earnings for the preceding two years, less any required transfers to surplus. In addition, no dividends may be paid from SouthTrust Bank’s surplus without the prior written approval of the Superintendent.

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

     Capital Requirements

      SouthTrust and SouthTrust Bank are subject to the risk-based capital requirements and guidelines imposed by the Federal Reserve Board. For purposes of the Federal Reserve Board’s risk-based capital requirements, SouthTrust’s and SouthTrust Bank’s assets and certain specified off-balance sheet commitments and obligations are assigned to various risk categories. The capital of SouthTrust and SouthTrust Bank, in turn, is classified in one of three tiers: core (“Tier 1”) capital, which includes common and qualifying preferred stockholders’ equity, less certain intangibles and other adjustments; supplementary (“Tier 2”) capital, which includes, among other items, preferred stockholders’ equity not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations; and market risk (“Tier 3”) capital, which includes qualifying unsecured subordinated debt. The Tier 3 capital guidelines are only applicable to institutions that exceed certain prescribed trading activity thresholds. Currently, the Company is not subject to the Tier 3 capital requirements.

      SouthTrust, like other bank holding companies, is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including certain off-balance sheet items, such as unfunded commitments to extend credit). As of December 31, 2002, SouthTrust’s Tier 1 and total capital ratios were 8.15% and 11.09%, respectively. In addition, in order for a bank to be considered “well capitalized” for regulatory purposes, its Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. As of December 31, 2002, SouthTrust Bank met both requirements, with Tier 1 and total capital equal to 8.45% and 11.20%, of its respective total risk-weighted assets.

      The Federal Reserve Board and the FDIC require bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital divided by adjusted quarterly average assets) of 3%. Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3% plus an additional cushion of at least 1% to 2%. As of December 31, 2002, SouthTrust’s leverage ratio was 7.13%. The guidelines also provide that banking organizations experiencing internal growth or completing acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

      Failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC, issuance of a capital directive, a prohibition on the taking of brokered deposits and certain other restrictions.

     The Federal Deposit Insurance Corporation Improvement Act

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure and significantly undercapitalized if it is significantly below such measure. The critically undercapitalized level occurs where tangible equity is less than 2% of total tangible assets or less than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2% would be higher than such 65% level). A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

      FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would be undercapitalized after making the payment. Undercapitalized depository institutions are also subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

      As of December 31, 2002, SouthTrust Bank met the requirements to be categorized as “well capitalized”. Additional information relating to capital adequacy can be found in Note C to the Consolidated Financial Statements, included elsewhere in this report.

     Source of Strength

      According to Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, the cross-guaranty provisions of the Federal Deposit Insurance Act provide that if the FDIC suffers or anticipates a loss as a result of a default by a bank subsidiary or by providing assistance to a subsidiary in danger of default, then any other bank subsidiaries may be assessed for the FDIC’s loss.

     Changes in Regulations

      Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. SouthTrust cannot determine the likelihood and timing of any such proposals or legislation and the impact they might have on it and its subsidiaries.

Competition

      The commercial banking business is highly competitive and SouthTrust Bank competes actively with national and state banks for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, SouthTrust Bank competes with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. This trend is likely to continue. The Company’s ability to maintain its history of strong financial performance will depend in part on its ability to expand the scope of products and services, allowing it to meet the changing needs of its customers.

Available Information

      The Company makes available, free of charge through its website (www.southtrust.com), the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE COMPANY

		Executive
		Officer of the
		Company
Name and Age	Positions Held With the Company	Since

Wallace D. Malone, Jr. (66)	Chairman and Chief Executive Officer SouthTrust Corporation	1972
Julian Banton (62)	Chairman and Chief Executive Officer SouthTrust Bank	1982
R. Glenn Eubanks (54)	President and Chief Banking Officer SouthTrust Bank	1990
Thomas H. Coley (59)	Division President — Consumer Banking, Finance, Risk SouthTrust Bank	1999	(1)
Fred C. Crum, Jr. (58)	Division President — Credit SouthTrust Bank	1986
Robert H. Dewey III (52)	Division President — Corporate Banking SouthTrust Bank	2002	(2)
John F. Gresham (54)	Division President — General Banking SouthTrust Bank	2002	(3)
E. Frank Schmidt (61)	Division President — Information Services and Strategic Support SouthTrust Bank	1995
Richard S. White, Jr. (68)	Division President — Capital Management Group SouthTrust Bank	1997
William C. Wells II (44)	Executive Vice President and Chief Risk Officer SouthTrust Corporation	2002	(4)
Alton E. Yother (50)	Executive Vice President and Treasurer and Controller SouthTrust Corporation	1998	(5)

(1)	Mr. Coley was elected Division President effective July 1999. Prior to that time, Mr. Coley was Executive Vice President of General Banking.
(2)	Mr. Dewey was elected Division President effective April 2002. Prior to that time, Mr. Dewey was Executive Vice President of Enterprise Banking.

(3)	Mr. Gresham was elected Division President effective April 2002. Prior to that time, Mr. Gresham was CEO of the Southeast Florida market.
(4)	Mr. Wells was elected Executive Vice President effective August 2002. Prior to that time, Mr. Wells was Senior Vice President of Loan Review, Compliance, Community Reinvestment, and Retail Risk Assessment.
(5)	Mr. Yother was elected as Treasurer and Controller effective October 1998. Prior to that time, Mr. Yother was Senior Vice President of Management Accounting.

      SouthTrust Corporation executive officers are elected annually at the Corporate Board of Directors meeting immediately following the annual stockholders’ meeting held the third Wednesday in April of each year. SouthTrust Bank executive officers are elected annually on the second Tuesday in January at the Bank Board of Directors meeting.

      There is no family relationship between any of the above named officers or any directors of the Company.

ITEM 2     PROPERTIES

      SouthTrust’s executive offices and the main office of SouthTrust Bank are located in downtown Birmingham, Alabama, in a thirty-four story office tower bearing the Company’s name. The Company does not own this building. It is under a long-term lease, which expires in 2006, with five-year renewal options for up to thirty years, but with no purchase option. The Company’s subsidiary bank and other subsidiaries also occupy various other offices throughout Alabama, Florida, Tennessee, Georgia, North Carolina, South Carolina, Mississippi, Texas and Virginia. These properties are both owned and leased. Leased properties constitute primarily land and buildings under long-term leases in which the subsidiary bank and other non-bank subsidiaries maintain offices.

ITEM 3     LEGAL PROCEEDINGS

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

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	2002		2001		2000		1999		1998

Market price range:
High	$27.32		$27.18		$20.53		$21.44		$22.69
Low	20.52		19.25		10.44		16.38		12.44
Market value at year end	24.85		24.67		20.35		18.91		18.47
Book value per share	13.34		11.44		9.92		8.72		8.19
Average price per share to earnings per share ratio	13.59	x	14.70	x	9.96	x	14.59	x	17.19	x
Cash dividends declared per share	$0.68		$0.56		$0.50		$0.44		$0.38
Dividend yield at year end	2.74%		2.27%		2.46%		2.33%		2.06%
Dividend payout ratio	36.37		34.61		34.86		33.27		33.67
Per common share:
Net income — basic	$1.87		$1.62		$1.43		$1.32		$1.13
Net income — diluted	1.85		1.61		1.43		1.31		1.12
Shares outstanding (in thousands):
Average — basic	346,731		341,425		336,437		335,121		325,464
Average — diluted	350,937		345,294		337,812		337,556		328,295
End of year	346,924		346,273		338,107		335,811		334,423

      SouthTrust common stock is listed on the NASDAQ National Market Tier of the NASDAQ Stock Market under the symbol SOTR. Quarterly high and low sale prices of and cash dividends declared on SouthTrust common stock are included in Table 14, included elsewhere in this report.

      A discussion of restrictions that may limit SouthTrust Bank’s ability to pay dividends is included in Item 1 under the heading “Supervision and Regulation”, which is included elsewhere in this report.

      As of February 21, 2003, the Company had approximately 18,853 shareholders of record.

Equity Compensation Plans

      The following table summarizes the Company’s equity compensation plans as of December 31, 2002:

	Number of Shares to be Issued	Weighted-Average Exercise	Number of Shares Remaining
	Upon Exercise of Outstanding	Price of Outstanding Options,	Available for Future Issuance
	Options, Warrants and Grants	Warrants and Grants	Under Equity Compensation Plans

Equity Compensation Plans approved by shareholders	14,625,725	$17.91	20,587,120
Equity Compensation Plans not approved by shareholders(1)	676,356	—	—

Totals	15,302,081	$17.12	20,587,120

(1)	This represents a non-qualified deferred compensation plan and agreement for Wallace D. Malone, Jr. in connection with his employment as Chairman and Chief Executive Officer of the Company. This plan was entered into in February 1998, and these shares became vested on January 31, 2003.

ITEM 6     SELECTED FINANCIAL DATA

	2002	2001	2000	1999	1998

	(In Thousands, except per share data)
Summary Income Statement
Interest income	$2,665,411	$3,170,760	$3,394,088	$2,906,447	$2,557,462
Interest expense	960,327	1,642,658	2,008,351	1,539,538	1,386,256

Net interest income	1,705,084	1,528,102	1,385,737	1,366,909	1,171,206
Provision for loan losses	126,732	118,293	92,827	141,249	94,796

Net interest income after provision for loan losses	1,578,352	1,409,809	1,292,910	1,225,660	1,076,410
Non-interest income (excluding securities transactions)	658,395	564,524	516,751	444,296	385,748
Securities gains (losses), net	2,601	6,505	(11,068)	(739)	94
Non-interest expense	1,276,851	1,153,368	1,087,196	1,010,501	914,443

Income before income taxes	962,497	827,470	711,397	658,716	547,809
Income taxes	312,626	273,002	229,067	215,543	179,199

Net income	$649,871	$554,468	$482,330	$443,173	$368,610

Earnings & Dividends
Basic:
Earnings per share	$1.87	$1.62	$1.43	$1.32	$1.13
Average shares outstanding	346,731	341,425	336,437	335,121	325,464
Diluted:
Earnings per share	$1.85	$1.61	$1.43	$1.31	1.12
Average shares outstanding	350,937	345,294	337,812	337,556	328,295
Cash dividends declared	$0.68	$0.56	$0.50	$0.44	$0.38
Performance Ratios
Return on average total assets	1.33%	1.19%	1.09%	1.10%	1.08%
Return on average tangible assets	1.36	1.21	1.11	1.12	1.09
Return on average equity	15.12	15.10	15.72	15.75	14.47
Return on average tangible equity	18.56	18.26	19.53	19.70	17.17
Average equity to average assets	8.83	7.90	6.96	6.99	7.47
Net interest margin (fully taxable equivalent)	3.85	3.58	3.42	3.72	3.76
Non-interest income as a % of average total assets	1.36	1.23	1.15	1.10	1.13
Non-interest expense as a % of average total assets	2.62	2.48	2.47	2.51	2.68
Efficiency ratio	53.74	54.77	56.71	55.34	58.38
	(In Millions, except per share data)
Selected Average Balances
Loans, net of unearned income	$33,386.3	$32,250.7	$32,022.6	$29,307.9	$24,609.0
Earning assets	44,856.0	43,107.3	40,776.3	37,107.0	31,407.8
Total assets	48,706.8	46,511.6	44,058.9	40,238.5	34,097.3
Deposits	31,439.2	29,778.3	29,002.3	25,812.9	22,072.5
Stockholders’ equity	4,299.1	3,673.1	3,068.6	2,814.0	2,547.2
Selected Period End Balances
Loans, net of unearned income	$34,237.6	$33,422.6	$31,396.2	$31,697.8	$27,317.5
Total assets	50,570.9	48,754.5	45,146.5	43,262.5	38,133.8
Deposits	32,945.4	32,634.1	30,702.5	27,739.3	24,839.9
Federal Home Loan Bank advances	4,470.9	4,221.1	3,052.8	3,530.3	2,780.4
Long-term debt	2,181.9	1,263.4	1,125.3	1,125.5	1,154.9
Stockholders’ equity	4,627.6	3,962.4	3,352.5	2,927.4	2,738.3
Book value per share	13.34	11.44	9.92	8.72	8.19
Shares outstanding (in thousands)	346,924	346,273	338,107	335,811	334,423

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EARNINGS SUMMARY

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Forward-Looking Statements

      This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, and documents incorporated herein by reference, may contain certain statements relating to the future results of the Company based upon information currently available. These “forward-looking statements” (as defined in Section 21E of The Securities and Exchange Act of 1934) are typically identified by words such as “believes”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, and similar expressions. These forward-looking statements are based upon assumptions the Company believes are reasonable and may relate to, among other things, the allowance for loan loss adequacy, simulation of changes in interest rates and litigation results. Such forward-looking statements are subject to risks and uncertainties, which could cause the Company’s actual results to differ materially from those included in these statements. These risks and uncertainties include, but are not limited to, the following: (1) changes in political and economic conditions; (2) interest rate fluctuations; (3) competitive product and pricing pressures within the Company’s markets; (4) equity and fixed income market fluctuations; (5) personal and corporate customers’ bankruptcies; (6) inflation; (7) acquisitions and integration of acquired businesses; (8) technological changes; (9) changes in law; (10) changes in fiscal, monetary, regulatory and tax policies; (11) monetary fluctuations; (12) success in gaining regulatory approvals when required; and (13) other risks and uncertainties listed from time to time in the Company’s SEC reports and announcements.

Critical Accounting Policies

      The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. Critical accounting policies are as follows:

     Securities

      Securities that are held principally for resale in the near term are classified as trading. Trading securities are carried at fair value, with realized and unrealized gains and losses included in non-interest income as investment fees, and were immaterial during 2002, 2001 and 2000, respectively. Quoted market prices are used to determine the fair value of trading securities. Interest and dividends on trading securities are included in net interest income.

      Debt securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities not classified as held-to-maturity or part of the trading portfolio, including equity securities with readily determinable fair values, have been designated as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income, a component of stockholders’ equity. Quoted market prices are used to determine the fair value of available-for-sale securities. Equity securities with no readily determinable fair values, such as Federal Reserve Board (“FRB”) and Federal Home Loan Bank (“FHLB”) stock, are stated at cost. The available-for-sale caption includes securities that the Company intends to use as part of its asset/liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes.

      Amortization of premiums and accretion of discounts are computed under the interest method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary, if any, are reflected in earnings as realized losses. Gains and losses on securities are computed using the specific identification method and are recorded on the trade date as securities gains (losses) in non-interest income.

     Loans Held for Sale

      Loans held for sale consist primarily of mortgage loans in the process of being sold to third-party investors. They are carried at the lower of cost or fair value in the aggregate.

     Loans and Leases

      Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity are recorded at their principal amount outstanding, net of unearned income and an allowance for loan losses. Interest is credited to income using the interest method. The net amount of non-refundable loan origination fees, including commitment fees, and direct costs associated with the lending process are deferred and amortized to interest income as a yield adjustment of the related loan.

      Interest accrual on loans is generally discontinued if principal or interest payments become 90 days past due unless the credit is well secured and in process of collection. Also, loans are placed on non-accrual status or charged off at an earlier date if the Company considers the collectibility of principal or interest according to contractual terms to be in question. When a loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed by a charge to income. Uncollected interest accrued in prior years on loans placed on non-accrual status in the current year is charged against the allowance for loan losses. Cash receipts on non-accrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Once all delinquent principal is collected, such cash receipts are credited to interest income when received.

      The Company provides equipment and auto financing to customers through lease agreements. Direct financing leases are carried at the aggregate of lease payments receivable plus an estimated residual value of the leased property, less unearned income. Residual values may be adjusted for any other-than-temporary declines and recognized in earnings. Leveraged leases, which are similar to financing leases, are carried net of nonrecourse debt. Unearned income on direct financing and leveraged leases is amortized over the lease terms using the interest method.

     Allowance for Loan Losses

      The allowance for loan losses is established through a provision charged to earnings when losses are estimated to have occurred. Loan losses are charged against the allowance when the loss is realized. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses is based upon Management’s estimated range of losses inherent in the loan portfolio, considering actual loss experience, identified loan impairment, and current economic conditions. Actual losses for these loans can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model and resulting allowance level is adjusted accordingly as these factors change.

      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued for the period of delay. Loans classified as non-accrual, excluding residential mortgages, consumer and other homogeneous loans, meet the criteria to be considered as impaired loans. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans’ estimated cash flows at each loan’s original effective interest rate, the fair value of the collateral, or the loans’ observable market prices.

     Long-Lived Assets

      Land is stated at cost. Buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets.

The range of useful lives for buildings and improvements is 20 to 50 years, and the range of useful lives for equipment is 3 to 10 years.

      Goodwill generated in business combinations subsequent to June 30, 2001 is not amortized, but is tested for impairment at a level of reporting referred to as a reporting unit. An impairment loss is recognized if the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its related goodwill. During 2001 and 2000, goodwill generated prior to June 30, 2001 was amortized on a straight-line basis, primarily over 25 years, and was assessed for impairment based on its estimated fair value. Core deposit intangible assets generated in business combinations are initially recognized and measured based on fair value. Core deposit intangible assets are amortized on a basis that approximates the interest method over the estimated life of the customer base, which approximates 7 years.

      The Company continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets’ fair values and is recognized through a charge to earnings.

      Total other real estate and other repossessed assets, included in other assets, are carried at the lower of the investment in the asset or fair value of the assets less estimated selling costs. Any excess of the recorded investment in the loan over the fair value of the asset received at the time of foreclosure, less estimated selling costs, is charged to the allowance for loan losses. Any subsequent valuation adjustments are recorded in other non-interest expense. Revenues and expenses associated with operating or disposing of foreclosed assets are recorded in non-interest expense during the period in which they are incurred.

     Derivative Financial Instruments and Hedging Activities

      The Company uses derivative financial instruments as part of its asset/liability management to manage interest rate risk arising from certain of the Company’s fixed-rate and floating-rate balance sheet instruments. All derivatives are recorded as assets or liabilities and are recognized on the balance sheet at their fair values. On the date the derivative contract is entered into, the Company may designate a derivative as (1) a hedge of the fair value of a recognized fixed-rate asset or liability (“fair value” hedge), or (2) a hedge of the variability of floating-rate asset or liability cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair value hedge, along with the mark-to-market on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as non-interest income. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the variability of cash flows (for example, when periodic settlements on a floating-rate asset or liability are recorded in earnings).

      At inception of the hedging relationship, the Company documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet. The Company assesses, both at the hedge’s inception and on an ongoing basis, whether the hedge has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future. When it is determined that a derivative is not highly effective as a hedge, that it is not expected to be a highly effective hedge in the future, or the derivative instrument is sold, the Company discontinues hedge accounting prospectively. For fair value hedges, the mark-to-market on the hedged item is discontinued, and the basis adjustment related to the hedged item is amortized or accreted to income over the remaining life of the asset or liability. For cash flow hedges, the mark-to-market on the hedged item through accumulated other comprehensive income (“OCI”) is discontinued. The remaining basis adjustment recorded in accumulated OCI is reclassified into earnings in the same period in which earnings are affected by the variability of cash flows. The Company also performs analysis as to the creditworthiness of all third parties providing hedging instruments.

      Derivative financial instruments that do not qualify for hedge accounting are recorded at fair value with changes in fair value recorded in earnings. For example, the Company enters into various contracts to provide derivative products to customers and enters into offsetting positions with third parties. Since the Company offsets its customer positions with mirror positions through third parties, the impact to net earnings for these derivatives reflects the fee earned for providing this service, which is recorded in non-interest income as investment fees. The notional amount of customer derivatives at December 31, 2002 and 2001 was $2.4 billion and $1.0 billion, respectively. Interest accrued is typically settled on a monthly or quarterly basis.

Stock-Based Compensation

      The Company applies Accounting Principles Bulletin (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for employee stock compensation plans and, accordingly, does not recognize compensation cost for stock options granted when the option price is greater than or equal to the underlying stock price. This accounting method is referred to as the intrinsic value method. The Company follows the pro-forma disclosures of Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148 (discussed further below), using the fair value method of accounting for stock-based compensation.

Recent Accounting Pronouncements

SFAS 141 — Business Combinations

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, which addresses financial accounting and reporting for business combinations and supersedes APB Opinion 16 — Business Combinations (“APB 16”). This Statement requires that all business combinations be accounted for under the purchase method. Also, intangible assets that meet certain criteria must be recognized as assets apart from goodwill. Finally, it requires disclosures in addition to the disclosure requirements of APB 16. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

SFAS 142 — Goodwill and Other Intangible Assets

      In June 2001, the FASB issued SFAS 142, which requires that an identifiable intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) is to be initially recognized and measured based on its fair value. An identifiable intangible asset with a finite useful life is amortized over its estimated useful life. An intangible asset with an indefinite useful life is not amortized, but is tested for impairment under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (discussed further below).

      Goodwill recognized in business combinations is not amortized, but is tested for impairment under the provisions of SFAS 142 at a level of reporting referred to as a reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second step of the impairment test. In the second step, if the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests if there are any indications of potential impairment.

      For business combinations that are consummated after June 30, 2001, goodwill and identifiable intangibles have been recorded in accordance with SFAS 142, which requires no amortization of goodwill and separately identifiable intangible assets with indefinite lives. For intangible assets in existence prior to June 30, 2001, the Company continued to amortize goodwill and all separately identifiable intangibles through December 31, 2001. Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing goodwill and any separately identifiable intangibles with indefinite lives and continued to amortize other intangibles in accordance with the guidelines set forth in this Statement. See Note H of the Consolidated Financial Statements, included elsewhere in this report, for further information concerning the effect of adoption of this Statement on the Consolidated Financial Statements. Also see discussion on SFAS 147, Acquisitions of Certain Financial Institutions, later in this section as it relates to SFAS 142.

SFAS 143 — Accounting for Asset Retirement Obligations

      In June 2001, the FASB issued SFAS 143, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This Statement was effective for fiscal years beginning after June 15, 2002. The effect of this Statement on the Consolidated Financial Statements was not material.

SFAS 144 — Accounting for the Impairment or Disposal of Long-Lived Assets

      In August 2001, the FASB issued SFAS 144, which replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this Statement are to develop one accounting model, based upon the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. This Statement requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of this Statement were effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The effect of this Statement on the Consolidated Financial Statements was not material.

SFAS 145 — Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections

      In April 2002, the FASB issued SFAS 145, which rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS 44, Accounting for Intangible Assets of Motor Carriers, and SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. These rescissions eliminate the requirement to report gains and losses from the extinguishment of debt as an extraordinary item, net of related income tax effect, and are effective for fiscal years beginning after May 15, 2002. This Statement also amends SFAS 13, Accounting for Leases, and requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback. This amendment is effective for transactions occurring after May 15, 2002. Finally, this Statement amends several pronouncements to make technical corrections to existing authoritative pronouncements. The effect of this Statement on the Consolidated Financial Statements was not material.

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

SFAS 147 — Acquisitions of Certain Financial Institutions

      In October 2002, the FASB issued SFAS 147, which removes certain acquisitions of financial institutions (other than transactions between two or more mutual enterprises) from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation 9, Applying APB Opinions 16 and 17 When a Savings and Loan or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. These types of transactions are now accounted for under SFAS 141 and 142. In addition, this Statement amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of this Statement were effective October 1, 2002, with earlier adoption permitted; the Company early-adopted effective September 30, 2002 and retroactively restated amortization expense for 2002. See Note H of the Consolidated Financial Statements, included elsewhere in this report, concerning the effect of adoption of this Statement on the Consolidated Financial Statements.

SFAS 148 — Accounting for Stock-Based Compensation — Transition and Disclosure

      In December 2002, the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2002. Management does not expect this Statement to have a material impact to the Consolidated Financial Statements. See Note P for stock-based compensation disclosures.

FASB Interpretation (“FIN”) 45 — Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

      In November 2002, the FASB issued FIN 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. These currently include standby letters of credit and first-loss guarantees on securitizations. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

FIN 46 — Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

      The Company has investments in entities in the form of limited partnerships that operate qualified multi-family affordable housing projects and generate tax credits. The Company’s interest in these partnerships was $114 million at December 31, 2002. The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Company accounts for the investments under the equity method, and therefore the Company’s carrying value approximates its underlying equity in the net assets of the partnerships. The Company has not yet determined if these investments meet the definition of a variable interest entity under FIN 46.

Results of Operations Summary

      SouthTrust reported net income of $649.9 million or $1.85 per diluted share for the year ended December 31, 2002, compared to net income of $554.5 million or $1.61 per diluted share for the year ended December 31, 2001. Net income in 2000 was $482.3 million or $1.43 per diluted share. Net earnings resulted in a return on average assets of 1.33%, 1.19%, and 1.09% for the three years ended December 31, 2002, respectively. The return on average stockholders’ equity for the three years ended December 31, 2002 was 15.12%, 15.10% and 15.72%, respectively.

Net Interest Income

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

      Net interest income increased 11% to $1,717.6 million at December 31, 2002, compared to net interest income of $1,541.3 million in 2001 and $1,400.3 million in 2000. Net interest margin, which is FTE net interest income divided by cost basis average interest-earning assets, was 3.85%, 3.58% and 3.42% for the three years ended December 31, 2002, respectively. Competitive pressures, Federal Reserve Bank (the “Fed”) monetary policies and the composition of interest-earning assets and interest-bearing liabilities affect the net interest margin.

      The increase in net interest income and net interest margin during 2002 compared to 2001 resulted from the interest rate cuts made by the Fed during 2001 as discussed below. Since the balance sheet was liability sensitive (interest-bearing liabilities were repricing faster than interest-earning assets) when the rate cuts began in 2001, the Company benefited from lower funding costs during 2002. The increase in net interest income and net interest margin during 2001 compared to 2000 is due to a variety of factors. Economic growth began to slow in late 2000, and the economy officially went into a recession in March 2001. Any hope for a quick recovery was hindered by the terrorist attacks on New York and Washington on September 11, 2001. In response to these economic conditions, the Fed lowered short-term interest rates a total of 475 basis points on eleven separate occasions from January through December 2001 to stimulate economic growth. As a result of these interest rate cuts, the Company benefited from lower funding costs, which repriced downward more quickly than its assets during 2001.

      As SouthTrust enters 2003, current economic conditions are weaker at this stage of the economic cycle than earlier anticipated. These weaker conditions have contributed to historically low mortgage interest rates, leading to higher prepayments of mortgage-backed securities, 1-4 family mortgage loans, as well as other fixed-rate interest-earning assets tied to treasury yields (which are the benchmark for mortgage interest rates). Prepayments from these assets are being reinvested at lower rates, while liability costs, which are tied to other indexes, are not declining at the same pace as asset yields. During 2002, the interest sensitivity position of the Company turned to a more asset sensitive position (interest-earning assets were repricing faster than interest-bearing liabilities) from an essentially neutral position at the beginning of 2002. This basis risk has resulted in a compression of the net interest margin, which is likely to continue until economic conditions improve and/or the yield curve rises enough to slow prepayment volume. Since the balance sheet is in a slightly asset sensitive interest rate position, an increase in interest rates would improve the net interest margin. Management has taken steps to manage the interest rate sensitivity position of the Company, and financial models project that a significant increase in interest rates over the next two years should have a positive impact on the net interest margin in 2003 or 2004. See related discussion in the “Asset and Liability Risk Management” section, included elsewhere in this report.

Average Balances, Interest, and Yield/Rates

on a Fully Taxable Equivalent Basis (Table 1)

      The following table details average balances of interest-earning assets and interest-bearing liabilities, the fully taxable equivalent amount of interest earned/paid thereon, and the fully taxable equivalent yield/rate for the three years ended December 31, 2002. The loan averages include loans on which the accrual of interest has been discontinued. Income on certain non-accrual loans is recognized on a cash basis.

	2002			2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

	(Average Balance in Millions; Interest in Thousands)
Assets
Loans, net of unearned income (2)	$33,386.3	$1,955,542	5.86%	$32,250.7	$2,452,081	7.60%	$32,022.6	$2,787,324	8.70%
Available-for-sale securities:
Taxable	9,898.5	622,902	6.47	8,297.7	551,172	6.72	5,012.0	353,972	6.83
Non-taxable	363.0	23,747	6.77	367.8	26,674	7.34	331.4	26,084	7.60
Held-to-maturity securities:
Taxable	398.8	28,672	7.19	1,536.4	107,515	7.00	2,910.3	199,681	6.86
Non-taxable	46.9	4,308	9.18	65.4	6,028	9.22	78.1	7,547	9.67
Short-term investments	762.5	42,797	5.61	589.3	40,522	6.88	421.9	34,009	8.06

Total interest-earning assets	44,856.0	2,677,968	6.01	43,107.3	3,183,992	7.40	40,776.3	3,408,617	8.32
Allowance for loan losses	(490.9)			(465.1)			(453.5)
Other assets	4,341.7			3,869.4			3,736.1

Total assets	$48,706.8			$46,511.6			$44,058.9

Liabilities and Stockholders’ Equity
Savings deposits	$2,333.5	27,994	1.20	$2,078.0	49,337	2.37	$2,108.0	61,914	2.94
Interest-bearing demand deposits	4,086.3	39,960	0.98	3,407.5	63,287	1.86	3,259.4	73,947	2.27
Time deposits	20,810.5	528,303	2.54	20,560.5	964,547	4.69	20,059.9	1,156,704	5.77
Short-term borrowings	5,848.2	98,554	1.69	7,054.3	277,382	3.93	7,213.7	456,093	6.32
Federal Home Loan Bank advances	4,351.0	202,632	4.66	4,130.2	224,894	5.45	3,047.3	184,062	6.04
Long-term debt	1,847.0	62,884	3.40	1,110.9	63,211	5.69	1,125.4	75,631	6.72

Total interest-bearing liabilities	39,276.5	960,327	2.45	38,341.4	1,642,658	4.28	36,813.7	2,008,351	5.46
Non-interest-bearing demand deposits	4,208.9			3,732.3			3,574.9
Other liabilities	922.3			764.8			601.7

Total liabilities	44,407.7			42,838.5			40,990.3
Stockholders’ equity	4,299.1			3,673.1			3,068.6

Total liabilities and stockholders’ equity	$48,706.8			$46,511.6			$44,058.9

Net interest income		$1,717,641			$1,541,334			$1,400,266

Net interest margin			3.85%			3.58%			3.42%

Net interest spread			3.56%			3.12%			2.86%

(1)	Yields were calculated using the amortized cost of the underlying assets.
(2)	Included in interest on loans are net loan fees of $46.4 million, $60.0 million, and $70.7 million in 2002, 2001, and 2000, respectively.

Taxable Equivalent Adjustment Analysis

	2002			2001			2000

		Taxable	Interest		Taxable	Interest		Taxable	Interest
	Interest	Equivalent	Income	Interest	Equivalent	Income	Interest	Equivalent	Income
	Income	Adjustments	(FTE)	Income	Adjustments	(FTE)	Income	Adjustments	(FTE)

	(In Thousands)
Loans	$1,953,431	$2,111	$1,955,542	$2,450,000	$2,081	$2,452,081	$2,784,506	$2,818	$2,787,324
Available-for-sale securities:
Taxable	622,902	0	622,902	551,172	0	551,172	353,972	0	353,972
Non-Taxable	14,436	9,311	23,747	17,185	9,489	26,674	16,656	9,428	26,084
Held-to-maturity securities:
Taxable	28,672	0	28,672	107,515	0	107,515	199,681	0	199,681
Non-Taxable	3,173	1,135	4,308	4,366	1,662	6,028	5,264	2,283	7,547
Short-term investments	42,797	0	42,797	40,522	0	40,522	34,009	0	34,009

Totals	$2,665,411	$12,557	$2,677,968	$3,170,760	$13,232	$3,183,992	$3,394,088	$14,529	$3,408,617

Volume-Rate Analysis (Table 2)

      The following table shows a summary of the changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities for 2002/2001 and 2001/2000. Changes not solely attributable to a change in rate or volume are allocated proportionately relative to the absolute change of rate and volume.

	2002 Versus 2001			2001 Versus 2000

	Increase (decrease) due to change in:			Increase (decrease) due to change in:

	Volume	Yield/		Volume	Yield/
	Outstanding	Rate	Total	Outstanding	Rate	Total

			(In Thousands)
Interest income on:
Loans	$83,703	$(580,242)	$(496,539)	$19,724	$(354,967)	$(335,243)
Available-for-sale securities	92,663	(23,860)	68,803	204,729	(6,939)	197,790
Held-to-maturity securities	(85,351)	4,788	(80,563)	(98,186)	4,501	(93,685)
Short-term investments	10,566	(8,291)	2,275	12,040	(5,527)	6,513

Total interest income	101,581	(607,605)	(506,024)	138,307	(362,932)	(224,625)
Interest expense on:
Interest-bearing deposits	46,949	(527,863)	(480,914)	30,766	(246,160)	(215,394)
Short-term borrowings	(41,183)	(137,645)	(178,828)	(9,870)	(168,841)	(178,711)
Federal Home Loan Bank advances	11,555	(33,817)	(22,262)	60,364	(19,532)	40,832
Long-term debt	31,410	(31,737)	(327)	(960)	(11,460)	(12,420)

Total interest expense	48,731	(731,062)	(682,331)	80,300	(445,993)	(365,693)

Net interest income	$52,850	$123,457	$176,307	$58,007	$83,061	$141,068

Provision for Loan Losses

      During 2002, the Company recorded a $126.7 million provision for loan losses. This compares to a provision for loan losses of $118.3 million in 2001 and $92.8 million in 2000. For the years ended December 31, 2002, 2001, and 2000, the provision for loan losses to net charge-offs was 112%, 106%, and 100%, respectively. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management based on the factors as described in “Allowance for Loan Losses”, discussed later in this report.

Non-Interest Income

      Total non-interest income increased $90.0 million or 16% to $661.0 million in 2002. From 2000 to 2001, the increase in non-interest income was $65.3 million or 13%. Growth in non-interest income during these periods came from various sources as discussed below.

      Service charges on deposit accounts accounted for the largest portion of the increase in non-interest income for each of the three years ended December 31, 2002. During 2002, service charges on deposit accounts increased 18% to $277.7 million. This increase is attributable to increases in the number of deposit accounts, mainly through internal growth, along with increases in certain service charge rates. An increased number of deposit accounts and certain service charge rates also account for the 11% increase in service charges on deposit accounts from 2000 to 2001.

      Income from mortgage banking operations increased 24% to $66.7 million for the year ended December 31, 2002. Historically low mortgage interest rates directly resulted in increased in mortgage loan production, refinancings, and related income. The Company expects mortgage rates to rise in 2003, and anticipates loan production and related income to decrease accordingly. From 2000 to 2001, income from mortgage banking operations increased 41% to $53.8 million for the year ended December 31, 2001. Mortgage interest rates also decreased during most of 2001, leading to increased loan production and related income.

Mortgage loans closed during 2002 and 2001 were $4.8 billion and $4.1 billion, respectively. In both 2002 and 2001, mortgage origination fees as a percentage of total mortgage banking operations income were approximately 90%.

      Bank card fees for the year ended December 31, 2002 increased 6% to $44.1 million. Slower volume growth during 2002 led to a more modest increase in fees than in the recent past. During 2002, significantly low short-term interest rates affected bank card volumes, as more customers were paying off bank card balances. From 2000 to 2001, bank card fees increased 23% to $41.5 million, primarily due to increased volume.

      Debit card fees for the year ended December 31, 2002 totaled $38.7 million, a 22% increase from 2001. Demand for this product has increased significantly in recent years, reflecting the changing technological environment and acceptance of the product by our customers. As debit cards grow in popularity, the Company expects continued increases in customer volume and usage of this product. The 23% increase in debit card fees from 2000 to 2001 also reflected the substantial increase in volume and usage of debit cards during 2001.

      Trust fees increased 5% to $34.2 million during the year ended December 31, 2002 when compared to the same period in 2001. Sales initiatives regarding staffing, training and merchandising led to significant increases in the volume of trust accounts. Fees earned related to this increased volume were offset by lower fees earned as a result of adverse market conditions during 2002. Trust fees increased 2% from 2000 to 2001 to $32.6 million. This slower growth in trust fees was caused in part by adverse market conditions during 2001.

      Investment fees were $59.5 million for the year ended December 31, 2002, an increase of 14% from the year ended December 31, 2001. This increase was generated in part from sales initiatives regarding staffing, training and merchandising. As a result, a higher number of licensed employees in the local branches are selling investments. In addition, historically low interest rates during the year coupled with adverse market conditions resulted in higher sales of annuities. Also, the Company benefited from increased capital markets business during 2002 when compared to 2001. The outlook for investment fees for 2003 are uncertain, depending on whether or not market conditions improve. From 2000 to 2001, investment fees increased 32% resulting from an increase in the volume of business.

      Income from bank owned life insurance (“BOLI”) decreased 8% to $49.9 million at December 31, 2002. BOLI was 7% higher in 2001 when compared to 2000. The decline in 2002 was largely a result of market conditions.

      For the three years ended December 31, 2002, $33.0 million, $18.7 million and $8.4 million, respectively, of gains on sales of loans held for sale were included in other non-interest income, primarily from sales of 1-4 family mortgages in the secondary market. The increase in gains on loans held for sale during 2002 when compared to 2001 is reflective of the 17% increase in mortgage loan production year over year. If mortgage production decreases in 2003 as a result of anticipated rising mortgage interest rates, gains on loans held for sale are also expected to decrease.

      Net securities gains for the period ended December 31, 2002 were $2.6 million, compared to net gains of $6.5 million in 2001 and net losses of $11.1 million in 2000. During 2002 and 2001, $3.0 million and $4.0 million, respectively, in gains were realized on the sale of equity investments that the Company had acquired in previous business combinations. During 2000, the Company partially restructured its available-for-sale securities portfolio, accounting for the majority of the loss incurred in 2000.

      Other income was $54.6 million at December 31, 2002, a 26% increase from December 31, 2001. Included in other income are fees from standby letters of credit, safe deposit fees, collection fees and other miscellaneous fees and income. From 2000 to 2001, other income decreased 42% to $43.5 million. During 2000, the Company completed the sale of approximately half of its mortgage servicing portfolio, resulting in a pre-tax gain of $32.3 million. This sale included a large portion of the servicing portfolio of loans serviced for third-party investors. The timing of this sale resulted in favorable pricing for servicing assets, while at the same time reducing the Company’s exposure to impairment of servicing assets.

      There were no other significant non-recurring non-interest income items recorded during any of the three years in the period ended December 31, 2002.

Non-Interest Income (Table 3)

      The following table presents an analysis of non-interest income for the years ended December 31:

							One-Year	Five-Year
							Compound	Compound
	2002	2001	2000	1999	1998	1997	Growth Rate	Growth Rate

	(In Millions)
Service charges on deposit accounts	$277.7	$236.3	$212.9	$186.4	$159.9	$125.5	18%	17%
Mortgage banking operations	66.7	53.8	38.1	44.2	41.5	27.2	24	20
Bank card fees	44.1	41.5	33.8	31.1	27.8	23.0	6	14
Debit card fees	38.7	31.6	25.8	17.7	7.9	4.4	22	54
Trust fees	34.2	32.6	32.1	30.2	27.7	24.5	5	7
Investment fees	59.5	52.1	39.4	35.7	26.3	15.7	14	31
Bank owned life insurance	49.9	54.4	50.9	41.4	32.6	0.6	(8)	142
Gains on sales of loans held for sale, net	33.0	18.7	8.4	15.3	18.4	11.1	76	24
Securities gains (losses), net	2.6	6.5	(11.1)	(0.7)	0.1	0.2	(60)	67
Other	54.6	43.5	75.4	42.3	43.6	38.3	26	7

Totals	$661.0	$571.0	$505.7	$443.6	$385.8	$270.5	16%	20%

Non-Interest Expense

      Total non-interest expense increased $123.5 million or 11% for the year ended December 31, 2002 to $1,276.9 million, compared to $1,153.4 million in 2001. From 2000 to 2001, the increase in non-interest expense was $66.2 million or 6%. The operating efficiency ratio, which is non-interest expense divided by FTE net interest income and non-interest income (excluding securities gains (losses)), was 53.74% during the year ended December 31, 2002, compared to 54.77% and 56.71% for 2001 and 2000, respectively. The ratio of non-interest expense to average total assets was 2.62%, 2.48% and 2.47% for the three years ended December 31,2002, respectively.

      Salaries and employee benefits accounted for the largest portion of non-interest expense and the largest portion of the increase during each of the three years ended December 31, 2002. During 2002, salaries and employee benefits were $742.6 million, an increase of 13% over 2001. This increase was driven by annual merit and incentive increases, an increase in the number of full-time equivalent employees from acquisitions made during the latter part of 2001, and increases in certain employee benefit costs. From 2000 to 2001, salaries and employee benefits increased 15% to $656.2 million, also related to annual merit increases, an increase in the number of full-time equivalent employees and increases in certain employee benefit costs.

      Occupancy expense increased 8% for the year ended December 31, 2002 to $110.6 million. This increase is attributable to a higher number of banking offices, primarily from acquisitions made during the latter part of 2001, as well as increased rental expense rates on leased properties. From 2000 to 2001, net occupancy expense increased 9% to $102.2 million, also attributable to a higher number of banking offices, including branches and other offices, in 2001 compared to 2000.

      Equipment expense increased 8% to $68.5 million for the year ended December 31, 2002. This increase was a result of a higher number of banking offices, primarily from acquisitions made during the latter part of 2001. Also, certain rental rates and depreciation expense on new equipment increased during this period. During 2001, equipment expense decreased 15%, the result of a charge of approximately $4.9 million in 2000 related to equipment that had become impaired due to changing technology.

      Data processing expense for the year ended December 31, 2002 increased 15% to $42.3 million compared to the same period in 2001. The increase primarily related to an increase in expense from system licenses for various projects and expenses related to upgrades for computer desktops and various systems. From 2000 to

2001, data processing expense decreased 4% to $36.7 million. During 2000, the Company had a charge of approximately $6.6 million related to software that had become impaired due to changing technology.

      Professional services expense increased 32% to $65.5 million for the year ended December 31, 2002. The increase was due primarily to higher fees from outsourcing various functions, an increase in advertising co-op fees, and higher consulting fees. From 2000 to 2001, professional services expense increased 6% to $49.5 million.

      Communications expense increased 8% to $58.1 million for the year ended December 31, 2002. This increase is directly related to the implementation of a new phone system during 2002. The majority of the new phone systems were phased in as of December 31, 2002. As a result, communications expense is expected to decrease in 2003. From 2000 to 2001, communications expense increased 4% to $53.6 million.

      Goodwill and core deposit amortization for the year ended December 31, 2002 decreased 64% to $14.3 million compared to the same period in 2001. Beginning January 1, 2002, the Company ceased amortization of goodwill as provided in Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets and SFAS 147, Acquisitions of Certain Financial Institutions, which were adopted effective as of that date (SFAS 147 was early-adopted during the third quarter of 2002, retroactive to January 1, 2002). In lieu of amortization, goodwill is periodically tested for impairment, also as required by these new Statements. The Company tested goodwill for impairment under the provisions of SFAS 142 during 2002, and no goodwill impairment was indicated. From 2000 to 2001, goodwill and core deposit amortization decreased 23% to $39.9 million. During 2000, the Company recorded an impairment charge of $10 million related to core deposit intangible assets associated with previous business combinations. Certain of the deposits experienced greater than originally projected run-off due to higher than projected retention costs that the Company was unwilling to incur.

      All other non-interest expense items increased 15% to $175.0 million for 2002. The increase related to several categories, including business development, supplies, foreclosed property, and various other categories. From 2000 to 2001, all other non-interest expense decreased 5% to $151.8 million.

      There were no other significant non-recurring non-interest expense items recorded during any of the three years in the period ended December 31, 2002.

Non-Interest Expense (Table 4)

      The following table and graphs present an analysis of non-interest expense for the years ended December 31:

							Five-Year	Compound
							Compound	One-Year
	2002	2001	2000	1999	1998	1997	Growth Rate	Growth Rate

	(In Millions)
Salaries and employee benefits	$742.6	$656.2	$571.8	$540.4	$495.8	$404.8	13%	13%
Net occupancy	110.6	102.2	93.4	82.0	72.5	60.2	8	13
Equipment	68.5	63.5	74.3	67.7	61.0	45.7	8	8
Data processing	42.3	36.7	38.2	27.0	24.0	17.2	15	20
Professional services	65.5	49.5	46.6	50.6	45.0	42.7	32	9
Communications	58.1	53.6	51.6	51.5	47.1	36.5	8	10
Goodwill and core deposit amortization	14.3	39.9	51.6	40.6	29.1	19.7	(64)	(6)
Other	175.0	151.8	159.7	150.7	139.9	121.4	15	8

Totals	$1,276.9	$1,153.4	$1,087.2	$1,010.5	$914.4	$748.2	11%	11%

Income Taxes

      Income tax expense increased 15% to $312.6 million for the year ended December 31, 2002, resulting in an effective tax rate of 32%, compared to 33% and 32% in 2001 and 2000, respectively. The statutory federal tax rate was 35% during all three years.

      A reconciliation of the differences between income tax expense and income taxes calculated by applying the applicable statutory federal tax rates is provided in Note Q of the Consolidated Financial Statements, included elsewhere in this report.

BALANCE SHEET SUMMARY

      Total assets at December 31, 2002 were $50.6 billion, representing an increase of 4% over the 2001 level of $48.8 billion. Average total assets increased 5% to $48.7 billion at December 31, 2002 from $46.5 billion at December 31, 2001. As of December 31, 2002, the five-year compound growth rate in total assets was 10.3%.

      During 2002, SouthTrust consummated one business combination in which the Company acquired additional assets of $170.8 million, including loans of $108.4 million, and assumed deposits of $154.6 million. During 2001, the Company acquired $1,758.2 million in assets, including $1,210.2 million in loans, and assumed deposits of $1,536.4 million. Note B to the Consolidated Financial Statements, included elsewhere in this report, provides additional information regarding business combinations. In the normal course of business, the Company regularly investigates acquisition and expansion opportunities, and expects this process will continue.

      Average interest-earning assets at December 31, 2002 were $44.9 billion, up 4% from December 31, 2001. Average interest-earning assets were 92% and 93% of average total assets in 2002 and 2001, respectively. Average interest-bearing liabilities were $39.3 billion and $38.3 billion at December 31, 2002 and 2001, respectively. Average interest-bearing liabilities accounted for 81% of average liabilities and stockholders’ equity in 2002, compared to 82% in 2001.

      Table 1, included elsewhere in this report, contains average balances of assets, liabilities and stockholders’ equity, and the rates earned/paid on major categories of interest-earning assets and interest-bearing liabilities for each of the three years in the period ended December 31, 2002.

Loans

      Loans represent the major portion of interest-earning assets of the Company, accounting for 74% and 75% of average interest-earning assets at December 31, 2002 and 2001, respectively. At December 31, 2002, loans, net of unearned income, totaled $34,237.6 million, up 2% from the December 31, 2001 level of $33,422.6 million. During 2002, only $108.4 million in loans were obtained in an acquisition of another financial institution. Internal loan growth was a modest $706.6 million in 2002, reflecting a generally soft economy, which is not expected to change dramatically during 2003. Other factors affecting loan growth are discussed further below. The Company focuses its lending efforts on the middle market (companies with sales of $15 million to $250 million) due to increased cross-selling opportunities and a high likelihood that SouthTrust will be the borrowers’ primary bank.

      Commercial, financial and agricultural loans increased $268.1 million to $12,592.7 million or 36.5% of total loans at December 31, 2002. Of this increase, $34.0 million was obtained in an acquisition during 2002 and $234.1 million represents internal growth. The Company is continuing to place more emphasis on originating variable rate commercial loans as part of its asset/liability management strategy. Also, the Company has allowed its syndicated credit portfolio to decrease in favor of concentrating on lending opportunities with more potential for developing other banking relationships. At December 31, 2002 and 2001, the syndicated portfolio was $1,205.8 million and $1,332.0 million, respectively.

      Real estate construction loans increased $827.4 million to $5,215.4 million or 15.1% of total loans at December 31, 2002. Internal growth accounted for the majority of the increase. At December 31, 2002, real estate construction loans included approximately $1,347.1 million in loans on residential properties, loans on income producing commercial real estate of $3,419.2 million, and $449.1 million of loans securing properties that are occupied by the principal borrower.

      Commercial real estate mortgage loans increased $167.0 million to $7,303.4 million at December 31, 2002. Internal growth accounted for $141.3 million of the increase, while $25.7 million of commercial real estate mortgage loans were acquired. Commercial real estate mortgage loans as a group share similar credit risk characteristics including sensitivity to economic conditions that may affect occupancy and/or rental rates of the underlying collateral. The Company attempts to minimize this credit risk by limiting the individual dollar amount of these loans, as well as internal limits by product type and geographic distribution. As of December 31, 2002, 54% of this portfolio was comprised of loans with an individual balance of less than $5 million. Loan types other than commercial real estate mortgages are highly diversified, which the Company believes reduces credit risk. For this reason, the Company considers commercial real estate mortgage loans to be its largest credit concentration. These loans are primarily located in Alabama, Florida, Georgia and Texas, with a smaller concentration in other states.

      A summary of income-producing commercial real estate loans by type is as follows:

      A summary of income-producing commercial real estate loans by state is as follows:

      Residential real estate mortgage loans increased a net $8.9 million to $6,123.1 million or 17.8% of total loans at December 31, 2002. Residential real estate mortgage loans obtained in acquisitions during 2002 totaled $9.2 million. Also during 2002, $400.7 million of 1-4 family loans were securitized and classified in the available-for-sale securities portfolio in the first quarter. However, the home equity line-of-credit portfolio grew from $1,902.5 million at December 31, 2001 to $3,005.7 million at December 31, 2002 as a result of company focus and customers’ needs.

      Loans to individuals, which mainly include automobile, credit line, and credit card loans, were $1,869.5 million or 5.4% of total loans at December 31, 2002, down $321.4 million from December 31, 2001. The Company is experiencing planned loan run-off in certain consumer lending areas. The Company has made a decision to no longer originate new indirect auto loans due to this portfolio’s pricing profile. The Company has also decided to primarily originate manufactured housing loans only if they are secured by real estate to mitigate credit exposure. These trends are expected to continue. The indirect auto lending and manufactured housing portfolios were $35.7 million and $556.0 million, respectively, at December 31, 2002, compared to $75.0 million and $582.5 million, respectively, at December 31, 2001.

      Leases have decreased a total of $162.3 million to $1,379.1 million or 4% of total loans at December 31, 2002. This decrease was driven by a reduction in consumer auto leases as a result of lower demand, as the Company has adjusted pricing to reflect lower expected residual values for vehicles. Profitability of the auto lease portfolio is dependent on factors including residual values at the end the lease term and competitive pricing of auto leases from other financial institutions.

Loan Portfolio (Table 5)

      The following table presents loans by type and percent of total at the end of each of the last five years:

	December 31

	2002		2001		2000		1999		1998

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in Millions)
Commercial, financial and agricultural	$12,592.7	36.5%	$12,324.6	36.6%	$11,674.3	36.8%	$10,861.8	33.9%	$9,505.0	34.5%
Real estate construction	5,215.4	15.1	4,388.0	13.0	4,162.6	13.1	4,342.9	13.6	3,526.4	12.8
Commercial real estate mortgage	7,303.4	21.2	7,136.4	21.2	6,572.9	20.7	6,029.2	18.9	4,900.2	17.8
Residential real estate mortgage	6,123.1	17.8	6,114.2	18.2	5,380.6	17.0	6,773.4	21.2	6,243.7	22.7
Loans to individuals	1,869.5	5.4	2,190.9	6.5	2,329.8	7.4	2,566.8	8.0	2,323.7	8.4
Lease financing:
Commercial leases	681.0	2.0	659.9	1.9	641.2	2.0	403.4	1.3	255.4	1.0
Auto leases	698.1	2.0	881.5	2.6	935.5	3.0	995.2	3.1	772.2	2.8

	34,483.2	100.0%	33,695.5	100.0%	31,696.9	100.0%	31,972.7	100.0%	27,526.6	100.0%

Unearned income	(245.6)		(272.9)		(300.7)		(274.9)		(209.1)

Loans, net of unearned income	34,237.6		33,422.6		31,396.2		31,697.8		27,317.5
Allowance for loan losses	(498.5)		(483.1)		(450.4)		(442.3)		(377.5)

Net Loans	$33,739.1		$32,939.5		$30,945.8		$31,255.5		$26,940.0

      A detail of loans by geographic distribution is as follows:

      As of December 31, 2002, contractual maturities of loans in the indicated classification and sensitivity to changes in interest rates on certain of these loans were as follows:

	Selected Loan Maturities and Interest Sensitivity

		One Year		One to		Over
	Totals	or Less	%	Five Years	%	Five Years	%

	(Dollars in Millions)
Commercial, financial, and agricultural	$12,592.7	$3,878.8	31.2%	$6,380.7	42.5%	$2,333.2	33.2%
Real estate construction	5,215.4	2,524.8	20.3	2,360.1	15.7	330.5	4.7
Commercial real estate mortgage	7,303.4	1,745.6	14.1	4,151.4	27.6	1,406.4	19.9
Residential real estate mortgage	6,123.1	3,475.7	27.9	629.3	4.2	2,018.1	28.7
Loans to individuals	1,869.5	550.8	4.4	501.1	3.3	817.6	11.6
Lease financing:
Commercial leases	681.0	103.2	1.0	446.4	3.0	131.4	1.9
Auto leases	698.1	137.4	1.1	560.7	3.7	0.0	0.0

Selected loans, net	$34,483.2	$12,416.3	100%	$15,029.7	100%	$7,037.2	100%

Loans with predetermined interest rates	$9,594.2	$1,190.8	9.6%	$4,496.6	29.9%	$3,906.8	55.5%
Loans with floating interest	24,889.0	11,225.5	90.4	10,533.1	70.1	3,130.4	44.5

Total	$34,483.2	$12,416.3	100%	$15,029.7	100%	$7,037.2	100%

Non-Performing Assets

      Non-performing assets at December 31, 2002 were $237.2 million or 0.69% of net loans plus other non-performing assets, representing a decrease of $55.2 million from the December 31, 2001 level of $292.4 million or 0.87% of net loans plus other performing assets. Non-performing assets at December 31, 2002 included $175.5 million in loans on non-accrual status, $55.1 million in other real estate owned, and $6.6 million of other repossessed assets. During 2002, the total other real estate owned and repossessed assets obtained through acquisitions was $0.5 million. Loans 90 days past due and accruing were $72.6 million at December 31, 2002, compared to $74.2 million at December 31, 2001.

      The level of non-performing assets since December 31, 2001 has declined in spite of the current economic environment. The Company has historically maintained high credit underwriting standards and consistent credit disciplines, and does not see any trends that would result in any significant changes in ultimate losses. In addition, the increase in repossessed assets of $13.1 million at December 31, 2001 compared to 2000 was primarily related to one commercial loan, as opposed to any problems in any consumer business lines. The 2002 balance of repossessed assets is in line with the 2000 level.

      Had income on non-accrual loans been recorded under original terms, $10.1 million and $8.2 million of interest income would have been recorded in 2002 and 2001, respectively. The amount of interest income on those loans that was included in net income in 2002, 2001, and 2000 was immaterial.

      In addition to loans on non-accrual status, the Company has loans where known information about possible credit problems of borrowers causes Management to have doubts as to the ability of such borrowers to fully comply with their present loan repayment terms at December 31, 2002. These loans, although they are currently performing, could become non-performing and be placed on non-accrual status in the future. However, the magnitude of these loans is not such that any potential future losses are expected to have a material effect to the consolidated financial statements.

      See Note T to the Consolidated Financial Statements, included elsewhere in this report, for the amount of past due loans held for sale at December 31, 2002 and 2001.

Non-Performing Assets (Table 6)

      The following table summarizes the Company’s non-performing assets and accruing loans 90 days or more past due as of December 31 for the last five years:

	2002	2001	2000	1999	1998

	(Dollars in Millions)
Commercial, financial and agricultural	$115.0	$153.2	$124.9	$78.7	$49.6
Real estate construction	24.1	28.6	3.3	3.8	7.5
Commercial real estate mortgage	5.1	7.9	6.5	12.2	13.8
Residential real estate mortgage	21.1	16.5	17.8	14.7	23.5
Loans to individuals	10.2	11.3	9.8	2.6	3.9

Total non-performing loans	175.5	217.5	162.3	112.0	98.3
Other real estate owned	55.1	53.5	38.2	38.3	46.5
Other repossessed assets	6.6	21.4	8.3	12.4	19.1

Total non-performing assets	237.2	292.4	208.8	162.7	163.9
Accruing loans 90 days or more past due	72.6	74.2	59.2	71.5	80.9

Total non-performing assets and accruing loans 90 days or more past due	$309.8	$366.6	$268.0	$234.2	$244.8

Period End:
Non-performing loans to total loans	0.51%	0.65%	0.52%	0.35%	0.36%
Non-performing assets to total loans plus other non-performing assets	0.69	0.87	0.66	0.51	0.60
Non-performing assets and accruing loans 90 days or more past due to total loans plus other non-performing assets	0.90	1.09	0.85	0.74	0.89
Allowance to non-performing loans	284.06	222.18	277.46	394.83	383.98

Allowance for Loan Losses

      The Company maintains an allowance for loan losses at a level sufficient to absorb losses inherent in the loan portfolio and is based upon Management’s estimate of those losses. Actual losses for these loans can vary significantly from this estimate. The Company’s subsidiary bank is regulated by the State Banking Department of the State of Alabama. The bank is a member bank of the Federal Reserve System, and as such, is also subject to the regulations of the Federal Reserve Board applicable to state member banks. Management may also consider recommendations from these regulators in concluding on the adequacy of the allowance for loan losses. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model and resulting allowance level are adjusted accordingly as these factors change. The historical loss rates described below which are used in determining the allowance also provide a self-correcting feature to the methodology. The Company’s senior credit managers develop and review the methodology on a quarterly basis, and it is then submitted to the Executive Committee of Board of Directors for approval.

      The Company’s first steps towards maintaining an adequate allowance for loan losses are sound credit policies and thorough credit reviews on the front end of every lending decision. The Company maintains an extensive written loan policy manual that is disseminated to all lending personnel on a real-time basis via the internal Internet. This delivery method of the loan policy and the credit approval process ensures consistent lending values are communicated across the Company. The loan review function also serves as a control mechanism to validate adherence to the loan policy and to detect any adverse trends in the loan portfolio as early as possible.

      Loans are separated by internal risk ratings into two categories for assessment of their estimated allowance level needs; Non-problem and Watch-list (non-performing and other loans are included in Watch-list loans). The allowance associated with Non-problem loans is calculated by applying historical loss factors to outstanding Non-problem loans within each loan type. The loss factors represent either the average of the last four years’ losses or, in some cases, the most recent year’s loss experience if in Management’s judgment that loss rate is more representative of current trends in a particular loan type. The allocation of the allowance on Non-problem loans is based on estimates of losses inherent in this portfolio, which have not yet been specifically identified in the Company’s problem loan rating process. Watch-list loans include any loans that have an internal credit review or regulatory rating of less than “pass”, plus “pass” rated loans that are sound and collectible, but contain certain characteristics that require review by Management. The allowance associated with Watch-list loans is calculated by applying loss factors determined through a combination of the prior year’s loss experience and an average of the last four years’ loss experience, both of which are specific to Watch-list loans. The four years’ loss experience is used to provide an adequate historical perspective. Additionally, certain Watch-list loans (generally large commercial credits that the Company considers to be impaired) are specifically reviewed. This specific review considers estimates of future cash flows, fair values of collateral and other indicators of the borrowers’ ability to repay the loan.

      The Company’s loan portfolio has historically experienced an annual growth rate in excess of our peers. While the Company strives to use prudent underwriting and credit management standards, such growth and related underwriting risks can lead to increased losses that are not realized until after period end. Additionally, loans acquired through the various business combinations may carry additional credit risk due to uncertainties associated with the underwriting process and deviations from the Company’s credit underwriting standards at the acquired institutions. The Company is also subject to risk associated with certain industry concentrations. Commercial real estate mortgage loans represent the Company’s largest concentration and although this segment of the portfolio has performed well in recent years, Management considers the associated risk within the commercial real estate portfolio as part of the other risk elements. The Company has established a sound credit policy, which guides the manner in which loans are underwritten. Exceptions from this policy may be necessary to facilitate the lending process. The associated exception risk has also been considered in computing the allowance.

      The allowance allocated to Watch-list loans at December 31, 2002 totaled $100.8 million, and the allowance allocated to Non-problem loans totaled $397.7 million.

      Based on the methodology outlined above, the total allowance for loan losses was $498.5 million at December 31, 2002 and $483.1 million at December 31, 2001. As a percentage of outstanding loans, the allowance for loan losses was 1.46%, remaining consistent with the December 31, 2001 level of 1.45%. Net charge-offs during 2002 totaled $113.5 million, an increase of $1.9 million from the 2001 level. Net charge-offs to net average loans also remained consistent between 2002 and 2001 at 0.34% and 0.35%, respectively. While non-performing loans increased during 2001 and decreased throughout 2002, net charge-offs to average loans actually decreased during 2002 due to several factors: early identification of problem credits, thorough work-out strategies, the fact that 90% of the loan portfolio is secured, and no concentrations in industries that experienced poor performance during 2002. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of non-performing assets and charge-offs, Management believes that the levels of non-performing assets and the charge-off ratio are stable under the current circumstances.

Allowance for Loan Losses (Table 7)

      The following table summarizes information concerning the allowance for loan losses:

	Year Ended December 31, ?

	2002	2001	2000	1999	1998

	(In Millions)
Loans outstanding at year end, net of unearned income	$34,237.6	$33,422.6	$31,396.2	$31,697.8	$27,317.5

Average loans outstanding, net of unearned income	$33,386.3	$32,250.7	$32,022.6	$29,307.9	$24,609.0

	(In Thousands)
Balance beginning of year	$483,124	$450,348	$442,343	$377,525	$315,471
Loans charged-off:
Commercial, financial and agricultural	59,186	65,392	48,387	46,486	17,048
Real estate construction	54	15	34	421	18
Commercial real estate mortgage	3,809	2,168	191	270	894
Residential real estate mortgage	8,741	8,799	6,632	3,393	3,510
Loans to individuals	51,086	47,082	48,274	49,406	49,744
Lease financing:
Commercial leases	1,928	980	694	—	72
Auto leases	2,816	1,322	1,491	1,126	1,011

Total charge-offs	127,620	125,758	105,703	101,102	72,297

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	5,614	5,089	3,176	5,099	4,854
Real estate construction	5	21	—	—	41
Commercial real estate mortgage	264	18	21	12	50
Residential real estate mortgage	1,109	1,406	1,372	376	328
Loans to individuals	6,993	7,440	7,869	9,126	8,673
Lease financing:
Commercial leases	—	80	5	25	—
Auto leases	117	96	97	115	82

Total recoveries	14,102	14,150	12,540	14,753	14,028

Net loans charged-off	113,518	111,608	93,163	86,349	58,269
Additions to allowance charged to expense	126,732	118,293	92,827	141,249	94,796
Subsidiaries’ allowance at date of purchase	2,163	26,091	8,341	9,918	25,527

Balance end of year	$498,501	$483,124	$450,348	$442,343	$377,525

Allowance for loan losses, end of year:
Commercial, financial and agricultural	$212,031	$219,873	$214,706	$183,340	$148,036
Commercial leases	8,131	8,078	8,291	4,561	2,345
Real estate construction	57,975	55,579	50,784	59,151	42,444
Commercial real estate mortgage	102,288	95,990	79,181	91,278	81,107
Residential real estate mortgage	43,598	36,870	29,333	28,809	28,478
Loans to individuals	67,729	59,497	60,371	67,745	70,442
Auto leases	6,749	7,237	7,682	7,459	4,673

Balance end of year	$498,501	$483,124	$450,348	$442,343	$377,525

	Year Ended December 31,

	2002	2001	2000	1999	1998

Ratios:
Allowance to net loans outstanding	1.46%	1.45%	1.43%	1.40%	1.38%
Net loans charged-off to net average loans	0.34	0.35	0.29	0.29	0.24
Provision for loan losses to net charge-offs	111.64	105.99	99.64	163.58	162.69
Provision for loan losses to net average loans	0.38	0.37	0.29	0.48	0.39
Allowance to net average loans	1.50	1.50	1.41	1.51	1.53
Allowance to non-performing loans	284.06	222.18	277.46	394.83	383.98

Available-for-Sale and Held-to-Maturity Securities

      The investment portfolio is managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. Securities classified as held-to-maturity are carried at amortized cost, as the Company has the ability and Management has the positive intent to hold these securities to maturity. All securities not considered held-to-maturity or part of the trading portfolio have been designated as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income, a component of stockholders’ equity. This caption includes securities that Management intends to use as part of its asset/liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes.

      At December 31, 2002, total securities were $11,013.4 million, consisting of available-for-sale securities of $10,644.6 million and securities classified as held-to-maturity of $368.8 million. Available-for-sale securities increased 7% from the year-end 2001 levels. During 2002, the Company experienced a high level of prepayments on mortgage-backed securities as a result of historically low mortgage interest rates. Funds from these prepayments are being reinvested at lower rates with shorter durations in anticipation of an increase in interest rates by the middle of 2003. The Company does not expect a significant adverse impact to the interest margin related to these prepayments. Mortgage-backed securities were $6,779.7 million and $8,792.6 million at December 31, 2002 and 2001 respectively, and collateralized mortgage obligations were $4.1 million and $232.6 million at December 31, 2002 and 2001, respectively.

      For available-for-sale securities, the fair value exceeded the amortized cost by $438.9 million, resulting in an after-tax credit to stockholders’ equity of $299.4 million at December 31, 2002. This unrealized gain compares to a net of tax unrealized gain of $57.5 million at December 31, 2001. The increase in fair values relative to amortized cost reflects the declining interest rate environment during 2002, as yields earned in the securities portfolio were generally higher than market interest rates at year-end. At December 31, 2002, the fair value of held-to-maturity securities exceeded the amortized cost by $31.8 million, compared to an unrealized gain of $17.6 million at December 31, 2001.

      Equity securities at December 31, 2002 included $66.0 million of FRB stock and $223.5 million of FHLB stock compared to $59.8 million of FRB stock and $212.6 million of FHLB stock at December 31, 2001.

      At December 31, 2002, the gross unrealized gains for the entire securities portfolio were $471.3 million and gross unrealized losses were $0.6 million. During 2002, proceeds from sales of available-for-sale securities were $1,140.3 million and resulted in gross gains of $12.6 million and gross losses of $8.6 million. Of the gross gains of $12.6 million in 2002, $3.0 million was related to the sale of equity securities that the Company had acquired in previous business combinations. Gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on future income, liquidity or capital resource trends.

Available-for-Sale and Held-to-Maturity Securities (Table 8)

      The following table provides an analysis of amortized cost and fair value of available-for-sale securities and held-to-maturity securities as well as their contractual maturities and year-end yields at December 31, 2002:

	Available-for-Sale Securities			Held-To-Maturity Securities

	Amortized	Fair	Year-end	Amortized	Fair	Year-end
	Cost	Value	Yield	Cost	Value	Yield

	(Dollars in Millions)
U.S. Treasury:
Within one year	$5.0	$5.0	1.62%	$1.0	$1.0	6.22%
One to five years	25.5	27.1	4.48	0.5	0.5	6.09
Five to ten years	6.0	6.8	5.43	—	—	—
More than ten years	—	—	—	—	—	—

Totals	36.5	38.9	4.26	1.5	1.5	6.18

U.S. Government Agencies:
Within one year	302.1	302.2	1.29	20.5	20.9	6.31
One to five years	910.8	924.1	4.14	2.0	2.2	6.04
Five to ten years	1,415.3	1,479.2	5.91	0.5	0.5	3.41
More than ten years	—	—	—	—	—	—

Totals	2,628.2	2,705.5	4.77	23.0	23.6	6.22

States and Political Subdivisions:
Within one year	2.3	2.4	10.29	3.0	3.1	12.82
One to five years	12.3	13.0	12.03	19.1	21.0	9.85
Five to ten years	229.8	243.8	7.12	9.7	11.7	10.33
More than ten years	89.2	94.1	6.80	8.9	9.1	6.69

Totals	333.6	353.3	7.21	40.7	44.9	9.50

Other Debt Securities:
Within one year	519.5	519.6	1.47	0.3	0.3	6.31
One to five years	4.7	4.8	6.55	43.8	48.9	7.48
Five to ten years	22.3	22.2	4.73	77.4	86.5	7.41
More than ten years	3.9	3.9	5.90	24.0	26.7	7.12

Totals	550.4	550.5	3.22	145.5	162.4	7.38

Total Debt Securities:
Within one year	828.9	829.2	1.43	24.8	25.3	7.11
One to five years	953.3	969.0	4.27	65.4	72.6	8.12
Five to ten years	1,673.4	1,752.0	6.06	87.6	98.7	7.72
More than ten years	93.1	98.0	6.77	32.9	35.8	7.01

Totals	3,548.7	3,648.2	4.77	210.7	232.4	7.68

Mortgage-backed Securities and Collateralized Mortgage Obligations	6,311.1	6,625.7	6.62	158.1	168.2	6.98
Equity Securities	345.9	370.7	—	—	—	—

Total securities	$10,205.7	$10,644.6	5.96%	$368.8	$400.6	7.37%

Notes:

(1)	Yields on tax-exempt obligations have been computed on a fully taxable equivalent basis.
(2)	Scheduled maturities of mortgage-backed securities and collateralized mortgage obligations have been excluded since their actual maturity may differ due to the uncertain repayment rates of the underlying mortgage assets and other elements within the securities that have an effect on their ultimate maturity. As of December 31, 2002, in the present interest rate environment, the anticipated average duration of mortgage-backed securities and collateralized mortgage obligations was approximately 2.3 years. With a +100 basis point interest rate shock, the anticipated average duration of these securities increases to approximately 4.9 years, while a –100 basis point interest rate shock decreases the anticipated average duration of these securities to approximately 1.4 years.

Short-term Investments

      At December 31, 2002, total short-term investments were $1,201.6 million, an increase of $272.6 million from the $929.0 million level at year-end 2001. The majority of the increase in short-term investments relates to loans held for sale, which have increased in correlation to the increase in residential mortgage loan production during 2002 due to historically low mortgage interest rates. At year-end 2002, short-term investments included $6.6 million in federal funds sold and securities purchased under resale agreements, $4.6 million in interest-bearing deposits with other banks, trading securities of $56.4 million, and loans held for sale of $1,134.0 million. Securities held for trading purposes are primarily inventory at the Company’s brokerage subsidiary and are carried at fair value. Loans held for sale primarily include 1-4 family mortgage loans in the process of being securitized and sold to third-party investors.

      The Company’s Treasury Management Committee monitors current and future expected economic conditions, as well as the Company’s liquidity position, in determining desired balances of short-term investments and alternative uses of such funds.

Funding

      Total deposits and borrowed funds at December 31, 2002 were $44.9 billion, up 2% from the 2001 level of $44.0 billion. The Company’s overall funding level is governed by current and expected asset demand and capital needs. The Company’s funding sources can be divided into four broad categories: deposits, short-term borrowings, Federal Home Loan Bank advances and long-term debt. The mixture of these funding types depends upon the Company’s maturity and liquidity needs, the current rate environment, and the availability of such funds.

      The Company monitors certain ratios and liability concentrations to ensure funding levels are maintained within established policies. These policies include a maximum short-term liability to total asset ratio of 40% and a limit on funding concentrations from any source, excluding deposits, as a percent of total assets of 20%. Various maturity limits have also been established.

      Deposits are the Company’s primary source of funding. At December 31, 2002, total deposits were $32.9 billion, an increase of 1% from the 2001 level of $32.6 billion. During 2002, the Company acquired deposits of financial institutions totaling approximately $154.6 million. Though total deposits remained relatively flat, core deposits, which are defined as demand deposits and time deposits less than $100,000, increased 9% during 2002 when compared to 2001. The Company has placed significant importance on increasing core deposits, including emphasizing growth of commercial deposits by incorporating deposit growth targets in many commercial and branch officer incentive plans and cross-selling among commercial and consumer customers. These initiatives have met with favorable results in a period when commercial banks in general have experienced good deposit growth, as investors have been reducing concentrations in stock-related investments. Time deposits of $100,000 and over decreased 19% to $7.2 billion at December 31, 2002, reflecting less dependence on wholesale funding sources. Non-interest-bearing deposits increased 6% to $4.7 billion at December 31, 2002. Non-interest-bearing deposits accounted for 14% of total deposits at December 31, 2002 and 13% in 2001.

Deposits (Table 9)

      The average daily balance of deposits and rates paid on such deposits are summarized for the last three years in the following table:

	Year Ended December 31,

	2002		2001		2000

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in Millions)
Demand deposits:
Non-interest-bearing	$4,208.9	—	$3,732.3	—	$3,574.9	—
Interest-bearing	4,086.3	0.98%	3,407.5	1.86%	3,259.4	2.27%
Savings deposits	2,333.5	1.20	2,078.0	2.37	2,108.0	2.94
Time deposits	20,810.5	2.54	20,560.5	4.69	20,059.9	5.77

Totals	$31,439.2		$29,778.3		$29,002.2

      Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2002, are summarized as follows:

	Time	Other
	Certificates	Time
	of Deposit	Deposits	Total

	(In Millions)
Within three months	$1,604.1	$3,044.5	$4,648.6
After three through six months	1,636.0	—	1,636.0
After six through twelve months	433.1	—	433.1
After twelve months	359.2	142.9	502.1

Totals	$4,032.4	$3,187.4	$7,219.8

      Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and miscellaneous other short-term borrowings. Short-term borrowings are an important funding source to the Company. Access to alternative short-term funding sources allows the Company to meet its liquidity needs without relying solely on increasing deposits on a short-term basis, which could have the effect of increasing deposit rates on a substantial portion of the deposit base in order to obtain an incremental level of funding.

      Total short-term borrowings decreased 11%, to $5.3 billion at December 31, 2002 from $5.9 billion at December 31, 2001. At December 31, 2002, total short-term borrowings included federal funds purchased of $2.8 billion, securities sold under agreements to repurchase of $2.0 billion, and other borrowed funds of $0.5 billion. At year-end 2002, total short-term borrowings were 12% of total funding compared to 13% at December 31, 2001. Note J to the Consolidated Financial Statements, included elsewhere in this report, includes additional information relating to outstanding balances and rates on short-term borrowings.

      The Company uses FHLB advances as an alternative to other funding sources with similar maturities. FHLB advances totaled $4.5 billion at December 31, 2002, up $0.3 billion from last year’s level of $4.2 billion. Approximately 51% of the year-end balance had floating interest rates, while 49% had fixed interest rates. Also, $2.2 billion of FHLB advances outstanding at December 31, 2002 had fixed interest rates and were callable at the discretion of the FHLB. Note K to the Consolidated Financial Statements, included elsewhere in this report, includes additional information relating to outstanding balances, scheduled maturities, and rates of FHLB advances.

      Long-term debt is used to provide funds to finance long-term assets and is an integral element of the Company’s supplemental regulatory capital. Long-term debt consists primarily of subordinated notes and debentures. Long-term debt at December 31, 2002 totaled $2.2 billion compared to $1.3 billion at December 31, 2001, an increase of $0.9 billion. During 2002, $0.9 billion in variable rate Bank Notes were issued and proceeds were used for general operating purposes. Note L to the Consolidated Financial

Statements, included elsewhere in this report, provides details of long-term debt issues, scheduled maturities, and other terms of the debt agreements.

      In February 2003, the Company’s subsidiary bank issued $150 million of fixed rate subordinated notes. These notes have a 10-year life and are not callable prior to maturity. They were issued under an offering circular established in February 2003. In conjunction with this issuance, the subsidiary bank executed an interest rate swap providing for the subsidiary bank to receive interest payments at a fixed-rate while paying interest on a variable-rate, with maturity and interest payment features matching that of the subordinated notes. The subsidiary bank intends to use the net proceeds from the sale of the notes for general corporate purposes in the ordinary course of its business. The notes will qualify as Tier 2 or supplementary capital of the bank under the capital guidelines established by the Federal Reserve Board subject to certain limitations.

      For the year ended December 31, 2002, the Company’s average long-term debt to equity ratio was 43% compared to 30% at December 31, 2001. Scheduled maturities of long-term debt are not expected to have a significant impact on the Company’s liquidity. There are no plans at present to repay any significant amounts of outstanding indebtedness prior to the scheduled maturity.

Liquidity

      Liquidity refers to the ability of the Company to meet its cash flow requirements in the normal course of business, including loan commitments, deposit withdrawals, liability maturities and ensuring that the Company is in a position to take advantage of investment opportunities in a timely and cost-efficient manner. The Funds Management group monitors the Company’s liquidity position on a daily basis, and quarterly, the position is verified for adequacy by the Treasury Management Committee. The Company maintains its liquidity position through various methods, all of which are supported by the Company’s quality earnings and capital levels. The Company may achieve its desired liquidity objectives through management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, the possible sale of available-for-sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits and the maturity structure of short-term borrowed funds. The Company also has accessibility to market sources of funds. The Consolidated Statements of Cash Flows, included elsewhere in this report, provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 2002.

      Table 5, included elsewhere in this report, shows scheduled loan maturities as of December 31, 2002. Approximately 36% of total loans mature within one year. Of the $22.1 billion maturing after one year, $13.7 billion or 62% had adjustable interest rates. Repayments of loans and scheduled loan maturities represent a substantial source of liquidity.

      The Company has $10.6 billion in securities designated as available-for-sale. Though Management has no present plans to dispose of available-for-sale securities, such securities do represent saleable assets available to meet liquidity needs. Table 8, included elsewhere in this report, shows the maturity distribution of the Corporation’s securities portfolio by major category. Note D to the Consolidated Financial Statements, included elsewhere in this report, includes an analysis of the amortized cost and fair value of the securities portfolio by contractual maturity, and an analysis of gross unrealized gains and gross unrealized losses in the securities portfolio at December 31, 2002 by major category.

      The Company did securitize $400.7 million of its 1-4 family mortgage loans in 2002 into mortgage-backed securities classified as available-for-sale. Although the Company is not presently active in the securitization markets, the ability to securitize certain assets provides an alternative avenue of liquidity. This avenue, however, is susceptible to rate environment shifts and volume constraints. Note T to the Consolidated Financial Statements, included elsewhere in this report, includes an analysis of securitized loans for the last two years.

      Core deposits, defined as demand deposits and time deposits less than $100,000, constitute the Company’s primary source of stable funding. The growth in core deposits, $2.1 billion in 2002, provides additional liquidity. Table 9, included elsewhere in the report, details average balances of deposits by type, the weighted-average rate paid by type, and a maturity distribution of deposits of $100,000 or more. Deposit growth is key to maintaining a strong liquidity position. One measure of deposit strength is the ratio of loans to core deposits, which was 133% during 2002, down from the 2001 level of 141%, reflecting deposit growth in excess of loan growth as a result of the soft economy during 2002.

      Short-term funds secured from external sources include federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Average short-term borrowings during 2002 were $5.9 billion and average short-term investments were $0.8 billion, resulting in an average short-term borrowing position of $5.1 billion in 2002. The Company also has an extensive capacity to borrow funds from the FHLB. At December 31, 2002, a $5.0 billion line of credit was available at the FHLB, but there are no outstanding borrowings at this time. In addition to these sources of funds, the Company and its subsidiary bank are authorized to issue $3.1 billion in debt and equity securities under shelf registrations that are already in existence.

      Having quality credit ratings on debt issuances is essential to maintaining liquidity because it affects the Company’s ability to attract funds from various sources on a cost competitive basis. The credit ratings are as follows for SouthTrust Corporation (“STC”) and SouthTrust Bank (“STB”):

Subordinated
	Senior Debt		Debt
STB Short Term
	STC	STB	STC	STB	Bank Notes

Moody’s	A2	A1	A3	A2	Prime –1
Standard & Poor’s	A-	A/A-1	A-	A	N/A
Fitch	A	N/A	N/A	N/A	N/A

      The primary source of funds available to SouthTrust Corporation, the parent company, is payment of dividends from its subsidiary bank. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 2002, $688.2 million of the net assets of the Company’s subsidiaries, primarily SouthTrust Bank, was available for payment as dividends without prior regulatory approval. Substantially all other net assets were restricted as to payments to the parent company.

      The Company’s recently authorized common stock repurchase program (discussed later in the “Capital” section) will require the use of parent company cash. The Company expects to obtain this cash in part through special dividends from its subsidiary bank. These dividends will be in excess of the normal dividends paid by the subsidiary bank to the Company and will reduce the overall dividend capacity as described above. However, the Company does not plan to exhaust the availability, and it expects the dividend capacity to again rise to levels comparable to the December 31, 2002 level during fiscal 2004.

      No other trends in the sources or uses of cash by the Company are expected to have a significant impact on the Company’s liquidity position. The Company has no off-balance sheet arrangements that could materially affect liquidity. The Company believes that the level of liquidity is sufficient to meet current and future liquidity requirements.

Contractual Obligations and Commercial Commitments (Table 10)

      The following table illustrates, in one place, the Company’s contractual obligations and commitments to make future payments as of December 31, 2002:

	Payments Due by Period

		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years

	(In Millions)
Long term debt	$2,181.9	$301.9	$1,118.5	$1.3	$760.2
Operating leases	241.4	37.7	61.8	45.4	96.5
FHLB advances	4,470.9	1,390.0	1,150.0	0.1	1,930.8
Time deposits	21,454.7	18,189.0	2,840.1	264.1	161.5

Total contractual obligations	$28,348.9	$19,918.6	$5,170.4	$310.9	$2,949.0

	Amount of Commitment Expiration per Period

		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years

	(In Millions)
Lines of credit and other commercial commitments(1)	$12,866.0	$6,039.4	$3,892.4	$689.6	$2,244.6
Standby letters of credit	1,384.3	772.9	309.5	241.7	60.2

Total commercial commitments(2)	$14,250.3	$6,812.3	$4,201.9	$931.3	$2,304.8

(1)	Bank card commitments are included in the less than one year category due to varying payment patterns of customers.
(2)	See Note N to the Consolidated Financial Statements, included elsewhere in this report, for further description of commitments.

Asset and Liability Risk Management

      Market risk is the risk of loss due to adverse changes in financial instrument values or earnings fluctuation resulting from changes in market values. This includes changes in interest rates, foreign exchange rates, commodity prices and equity price risk. The Company’s primary market risk is exposure to interest rate changes, which is discussed below. As the Company’s trading portfolio is relatively insignificant, it does not pose significant market risk and therefore separate disclosure is not presented below. See Notes A and M to the Consolidated Financial Statements, included elsewhere in this report, for a detailed description of the accounting policies used for derivatives, which are used to mitigate interest rate risk.

      Interest rate risk management strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. It is through these strategies that the Company seeks to manage the maturity and repricing characteristics of its balance sheet. Interest rate risk management is administered through the Company’s Treasury Management group, which operates under policies established by the Treasury Management Committee. This committee, which meets monthly, reviews interest rate risk, liquidity, capital positions, derivative positions, and off-balance sheet commitments to extend credit to be held in the portfolio. Interim oversight of the treasury management function is administered by the Treasury Management manager through regular meetings with the Company’s principal financial officer and other executive management. All decisions are made within established risk management guidelines and strategies.

      The modeling techniques used by SouthTrust simulate changes in net interest income under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed-rate assets and liabilities, prepayment estimates, and the scheduled repricing and maturing volumes and rates of the existing balance sheet. Actual financial results may differ from simulated results because of many factors including but not limited to the timing, magnitude and frequency in changes in interest rates, market conditions, and management strategies.

      The following table illustrates the expected effect a given parallel interest rate shift would have on the projected net interest income of the Company as of December 31, 2002 and 2001:

	Change in Net Interest
	Income

Change in Interest Rates	$	%

	(Dollars in Thousands)
2002
+ 100 basis points	$56,735	3.36%
- 100 basis points	(28,229)	(1.67)

2001
+ 100 basis points	$3,657	0.20%
- 100 basis points	(1,877)	(0.10)

      The change in the Company’s interest rate sensitivity during 2002 can be attributed to several factors. First, during 2002, over 86% of new and renewed loans had variable interest rates. Therefore, the proportion of variable rate loans to total loans is much higher as of December 31, 2002 at 72.2% when compared to December 31, 2001 at 62.0%. Also, a 9% growth in core deposits and the growth in equity during 2002 helped lessen the Company’s reliance on wholesale funding sources. In addition, prepayment volumes from interest-earning assets were higher in 2002 than 2001, which reduced asset durations. All of these items increased the asset sensitivity of the balance sheet. However, it is expected that some asset sensitivity will be reduced when rates rise, because prepayment volumes will decline and core deposit growth is expected to moderate. Changing economic conditions affect interest rate risk and the amount of volatility in the balance sheet, making volatility difficult to project.

      At present, slight continued margin compression is expected in flat and down rate scenarios because interest-earning asset prepayment volumes cause a loss of spread. Reductions in liability rates cannot offset the spread loss from prepayments of fixed-rate assets because current reinvestment yields are much lower than the original asset yields and liability rates cannot decline by the amount of the lost asset spread. Conversely, the net interest margin would be expected to expand in rising rate environment scenarios, as interest-earning assets would reprice at a faster pace than interest-bearing liabilities and prepayments of interest-earning assets would decline.

      The following table is an analysis of the Company’s interest rate sensitivity position at December 31, 2002 and 2001. The interest rate sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate sensitivity gap. Factors considered are the contractual terms of the underlying obligations, including derivatives such as interest rate swaps, as well as Management’s estimates of prepayment patterns and interest sensitivity of core deposits. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change. In addition, significant variations in interest rate sensitivity may exist within the repricing periods presented in which the Company has interest rate positions.

Interest Rate Sensitivity Analysis (Table 11)

	December 31, 2002

	0-30	31-90	91-180	181-365	1-5	Over 5	Non-interest
	Days	Days	Days	Days	Years	Years	sensitive	Total

	(In Millions)
Variable-rate commercial and real estate loans	$18,196.9	$1,456.6	$272.0	$240.4	$142.4	$13.8	$—	$20,322.1
Fixed-rate commercial and real estate loans	435.2	547.7	709.9	1,251.4	4,613.4	839.1		8,396.7
Other loans	3,317.4	451.9	201.8	323.7	1,085.0	139.0	—	5,518.8

Total loans	21,949.5	2,456.2	1,183.7	1,815.5	5,840.8	991.9	0.0	34,237.6
Securities	1,475.0	706.7	1,102.3	1,803.3	4,639.7	1,286.4	0.0	11,013.4
Other interest-earning assets	408.0	793.6	0.0	0.0	0.0	0.0	0.0	1,201.6

Total interest-earning assets	23,832.5	3,956.5	2,286.0	3,618.8	10,480.5	2,278.3	0.0	46,452.6
Allowance for loan losses	—	—	—	—	—	—	(498.5)	(498.5)
Other assets	—	—	—	—	—	—	4,616.8	4,616.8

Total assets	$23,832.5	$3,956.5	$2,286.0	$3,618.8	$10,480.5	$2,278.3	$4,118.3	$50,570.9

Non-interest-bearing demand deposits	$—	$—	$—	$—	$—	$—	$4,652.5	$4,652.5
Interest-bearing demand deposits	1,026.3	2,775.6	—	—	2,703.4	—	—	6,505.3
Money market deposits	627.5	1,882.6	—	—	1,673.4	—	—	4,183.5
Savings deposits	695.3	—	—	—	1,622.3	—	—	2,317.6
Time deposits under $100,000.	523.6	1,294.8	1,342.7	2,225.5	2,672.2	8.1	—	8,066.9
Other time deposits	3,785.6	916.6	1,943.8	299.9	254.7	19.0	—	7,219.6

Total deposits	6,658.3	6,869.6	3,286.5	2,525.4	8,926.0	27.1	4,652.5	32,945.4
Short-term borrowings	4,604.0	250.0	312.0	100.0	—	—	—	5,266.0
FHLB advances	1,700.0	600.0	—	40.0	200.0	1,930.9	—	4,470.9
Long-term debt	230.7	924.5	102.6	—	206.3	717.8	—	2,181.9
Other liabilities	—	—	—	—	—	—	1,079.1	1,079.1
Stockholders’ equity	—	—	—	—	—	—	4,627.6	4,627.6

Total liabilities and stockholders’ equity	$13,193.0	$8,644.1	$3,701.1	$2,665.4	$9,332.3	$2,675.8	$10,359.2	$50,570.9

Interest rate gap	$10,639.5	$(4,687.6)	$(1,415.1)	$953.4	$1,148.2	$(397.5)	$(6,240.9)
Effect of interest rate swaps	(90.0)	(789.0)	134.0	(200.0)	530.0	415.0

Cumulative interest rate gap	$10,549.5	$5,072.9	$3,791.8	$4,545.2	$6,223.4	$6,240.9

Cumulative gap as a percentage of interest-earning assets —
December 31, 2002.	22.71%	10.92%	8.16%	9.78%	13.40%	13.44%
December 31, 2001.	13.30	(0.99)	(6.17)	(7.51)	2.47	11.59

Significant assumptions:

(1)	Allocations to specific interest sensitivity periods are based on the earlier of the repricing or maturity dates. These allocations have been adjusted for any estimated early principal payoffs, including callable bonds, mortgage-backed securities, 1-4 family mortgages, trading securities and loans held for sale.
(2)	Interest-bearing demand, money market and savings deposit account repricing volumes are based on Management assumptions of the sensitivity of these accounts in relation to changes in short-term market rates.

Capital

      The assessment of capital adequacy is dependent on several factors including asset quality, earning trends, liquidity, and economic conditions. The Company continually monitors current and projected capital adequacy positions of both the Company and its subsidiary bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the stockholders in the form of dividends.

      The annual dividend rate during 2002 was $0.68 per share, representing a 21% increase over 2001. For 2003, the indicated annual dividend rate is $0.84 per share, marking the thirty-third consecutive year in which SouthTrust has increased its dividend. The dividend payout ratio during 2002 was 36.4%. Item 5, included elsewhere in this report, includes a five-year history of the dividend payout ratio.

      At the 2002 Annual meeting, shareholders approved an amendment to the Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 500,000,000 to 1,000,000,000. On January 15, 2003, the Company’s board of directors authorized the repurchase of up to $500 million of the Company’s common stock. At current prices, this would represent approximately 5% of outstanding shares. The actual amount repurchased may be less and is dependent on overall market and economic conditions, or alternative uses of capital such as for internal growth or acquisition opportunities that may arise. The repurchase program, which began in the first quarter of 2003, will generally be implemented through open market transactions at prevailing prices. The Company’s strong capital position has enabled it to adopt such a program and Management believes it will further enhance shareholder value. As always, the Company will continue to evaluate capital levels and the related impact of repurchases on both a book and risk-based basis, and will maintain capital at levels deemed appropriate by Management and above prescribed minimums as described below.

      The Federal Reserve Board, which is the regulatory agency governing bank holding companies, sets guidelines for determining ratios to aid in the analysis and determination of capital levels required to support a company’s operations. Likewise, the FDIC prescribes various minimum levels of capital that must be held by the Company’s subsidiary bank. The Federal Reserve Board and the FDIC have adopted risk-based capital guidelines that incorporate factors weighing the relative credit risk of assets and items with off-balance sheet exposure. The guidelines also define regulatory capital, placing strong emphasis on the equity components of regulatory capital.

      The rules require a minimum risk-based capital ratio of 8%, at least one-half of which must be made up of Core or Tier 1 capital elements. Tier 1 capital generally consists of common stock, capital surplus and retained earnings less treasury stock, certain intangible assets and accumulated other comprehensive income. Total risk-based capital includes Tier 1 capital, Tier 2 capital elements that consist of certain subordinated debt and the allowance for loan losses subject to certain limitations, and Tier 3 capital, which includes qualifying, unsecured subordinated debt. Tier 3 capital guidelines are only applicable to institutions that exceed certain prescribed trading activity thresholds. Currently, the Company is not subject to the Tier 3 capital requirements. The guidelines also impose a leverage requirement, defined as the ratio of Tier 1 capital to quarter average assets subject to certain adjustments. The leverage ratio generally must exceed 4%. At December 31, 2002, SouthTrust had a total risk-based capital ratio of 11.09%, consisting of Tier 1 capital elements of 8.15% and Tier 2 capital elements of 2.94%. The leverage ratio was 7.13% as of year-end 2002. The Federal Deposit Insurance Corporation Improvement Act of 1995 provided further guidance as to capital levels to be maintained by insured depository institutions and corresponding supervisory treatments. Under these guidelines, the subsidiary bank is considered “well capitalized,” the highest of the five supervisory groupings, with a Tier 1 ratio of 8.45% and a total ratio of 11.20% as of December 31, 2002.

Capital Position (Table 12)

      The following table summarizes information concerning the activity in stockholders’ equity as of December 31:

	2002		2001

	Shares	Amount	Shares	Amount

	(Shares in Thousands; Dollars in Millions)
Beginning stockholders’ equity	346,273	$3,962.4	338,107	$3,352.5
Net income	—	649.9	—	554.5
Dividends declared	—	(236.4)	—	(191.9)
Common stock issued pursuant to:
Long-term incentive plan	553	6.4	712	7.7
Employee discount stock purchase plan	128	2.2	115	1.7
Business combinations	—	—	13,486	290.4
Common stock repurchased	(30)	(0.8)	(6,147)	(155.7)
Other comprehensive income	—	243.9	—	103.2

Ending stockholders’ equity	346,924	$4,627.6	346,273	$3,962.4

Dividends declared per share	—	$0.68	—	$0.56
Internal common equity generation ratio	—	9.6%	—	9.9%
Total equity as a percentage of total assets	—	9.2	—	8.1

      The following are SouthTrust Corporation’s (“STC”) and SouthTrust Bank’s (“STB”) risk-based capital ratios for the years ended December 31:

	2002		2001

	STC	STB	STC	STB

	(Dollars in Millions)
Tier 1 capital:
Stockholders’ equity	$4,627.6	$4,729.8	$3,962.4	$4,165.7
Intangible assets other than servicing rights	(797.9)	(797.6)	(777.2)	(777.1)
Accumulated other comprehensive income	(334.9)	(322.0)	(91.0)	(91.0)

Total Tier 1 capital	3,494.8	3,610.2	3,094.2	3,297.6

Tier 2 capital:
Allowable allowance for loan losses	498.5	498.5	483.1	483.1
Allowable long-term debt	765.0	675.0	825.0	675.0

Total Tier 2 capital	1,263.5	1,173.5	1,308.1	1,158.1

Total risk-based capital	$4,758.3	$4,783.7	$4,402.3	$4,455.7

Risk-weighted assets	$42,890.2	$42,724.7	$40,124.6	$40,051.3

Risk-based ratios:
Tier 1 capital ratio	8.15%	8.45%	7.71%	8.23%
Supplemental capital element	2.94	2.75	3.26	2.89

Total risk-based capital ratio	11.09%	11.20%	10.97%	11.12%

Leverage ratio	7.13%	7.40%	6.57%	7.02%

Quarterly Income Information (Table 13)

      The Company’s unaudited consolidated operating results for each quarter of 2002 and 2001 are summarized in the table below:

	2002				2001

	Three Months Ended				Three Months Ended

	Dec 31	Sept 30	Jun 30	Mar 31	Dec 31	Sept 30	Jun 30	Mar 31

	(In Thousands, except per share amounts)
Interest income	$646,942	$664,739	$671,787	$681,943	$732,037	$782,374	$811,852	$844,497
Interest expense	219,329	235,723	243,840	261,435	318,634	392,614	437,835	493,575

Net interest income	427,613	429,016	427,947	420,508	413,403	389,760	374,017	350,922
Provision for loan losses	34,000	36,354	28,728	27,650	39,334	30,400	25,748	22,811

Net interest income after provision for loan losses	393,613	392,662	399,219	392,858	374,069	359,360	348,269	328,111
Non-interest income (excluding securities transactions)	180,819	167,215	158,773	151,588	156,795	138,787	138,594	130,348
Securities gains (losses), net	58	(813)	1,175	2,181	3,983	643	1,867	12
Non-interest expense	327,718	315,966	320,845	312,322	317,553	285,594	283,219	267,002

Income before income taxes	246,772	243,098	238,322	234,305	217,294	213,196	205,511	191,469
Income tax expense	79,856	78,852	77,383	76,535	72,382	71,114	67,893	61,613

Net income	$166,916	$164,246	$160,939	$157,770	$144,912	$142,082	$137,618	$129,856

Net income per share — basic	$0.48	$0.47	$0.46	$0.46	$0.42	$0.41	$0.41	$0.38
Net income per share — diluted	0.48	0.47	0.46	0.45	0.42	0.41	0.40	0.38
Dividends declared per share	0.17	0.17	0.17	0.17	0.14	0.14	0.14	0.14
As reported in 10-Q(1)
Net income			$158,157	$154,205
Net income per share — basic			$0.45	$0.45
Net income per share — diluted			0.45	0.44

(1)	These figures have been restated due to the adoption of Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, retroactive to January 1, 2002.

Capital Stock (Table 14)

      A summary of the Company’s book value per share, stock prices, and dividends per share for each quarter of 2002 and 2001 is as follows:

		Stock Market
	Book Value	Price Range
	per Share at			Dividends
	End of Period	Low	High	per Share

2002
First Quarter	$11.65	$23.33	$27.32	$0.17
Second Quarter	12.47	24.86	27.20	0.17
Third Quarter	13.07	20.52	27.14	0.17
Fourth Quarter	13.34	20.76	26.66	0.17
Year		20.52	27.32	0.68
2001
First Quarter	$10.39	$19.25	$24.44	$0.14
Second Quarter	10.59	21.69	26.44	0.14
Third Quarter	11.38	19.97	27.18	0.14
Fourth Quarter	11.44	21.69	25.93	0.14
Year		19.25	27.18	0.56

Six-Year Condensed Balance Sheets (Table 15)

							Growth Rates

							One	Five-Year
	2002	2001	2000	1999	1998	1997	Year	Compound

	(In Millions)
Average balances:
Loans, net of unearned income	$33,386.3	$32,250.7	$32,022.6	$29,307.9	$24,609.0	$20,888.9	3.5%	9.8%
Available-for-sale securities	10,261.5	8,665.5	5,343.4	4,420.3	3,340.0	3,272.1	18.4	25.7
Held-to-maturity securities	445.7	1,601.8	2,988.4	2,863.6	2,735.6	2,227.4	(72.2)	(27.5)
Short-term investments:
Federal funds sold and securities purchased under resale agreements	39.6	31.0	49.7	53.2	34.5	28.3	27.7	7.0
Interest-bearing deposits in other banks	4.8	2.1	0.8	1.2	1.1	18.0	128.6	(23.2)
Trading securities	165.8	80.8	58.8	54.7	43.5	30.3	105.2	40.5
Loans held for sale	552.3	475.4	312.6	406.1	644.1	304.7	16.2	12.6

Total short-term investments	762.5	589.3	421.9	515.2	723.2	381.3	29.4	14.9

Total interest-earning assets	44,856.0	43,107.3	40,776.3	37,107.0	31,407.8	26,769.7	4.1	10.9
Allowance for loan losses	(490.9)	(465.1)	(453.5)	(407.0)	(350.1)	(298.2)	5.6	10.5
Other assets	4,341.7	3,869.4	3,736.1	3,538.5	3,039.6	2,000.9	12.2	16.8

Total assets	$48,706.8	$46,511.6	$44,058.9	$40,238.5	$34,097.3	$28,472.4	4.7%	11.3%

Deposits:
Interest-bearing	$27,230.3	$26,046.0	$25,427.3	$22,422.5	$19,155.8	$15,675.2	4.6%	11.7%
Non-interest-bearing	4,208.9	3,732.3	3,574.9	3,390.4	2,916.7	2,477.2	12.8	11.2

Total deposits	31,439.2	29,778.3	29,002.2	25,812.9	22,072.5	18,152.4	5.6	11.6
Federal funds purchased and other short-term borrowed funds	5,848.2	7,054.3	7,213.7	6,945.8	4,976.2	4,834.8	(17.1)	3.9
Federal Home Loan Bank advances	4,351.0	4,130.2	3,047.3	3,043.2	2,767.5	2,107.6	5.3	15.6
Long-term debt	1,847.0	1,110.9	1,125.4	1,121.6	1,204.1	986.8	66.3	13.4
Other liabilities	922.3	764.8	601.7	501.0	529.8	439.6	20.6	16.0
Stockholders’ equity	4,299.1	3,673.1	3,068.6	2,814.0	2,547.2	1,951.2	17.0	17.1

Total liabilities and stockholders’ equity	$48,706.8	$46,511.6	$44,058.9	$40,238.5	$34,097.3	$28,472.4	4.7%	11.3%

Year-end balances:
Loans, net of unearned income	$34,237.6	$33,422.6	$31,396.2	$31,697.8	$27,317.5	$22,474.8	2.4%	8.8%
Available-for-sale securities	10,644.6	9,954.8	6,978.5	5,061.0	3,802.7	2,917.1	6.9	29.5
Held-to-maturity securities	368.8	544.7	3,026.6	2,987.0	2,988.4	2,557.2	(32.3)	(32.1)
Short-term investments:
Federal funds sold and securities purchased under resale agreements	6.6	28.2	43.3	46.4	76.3	49.2	(76.6)	(33.1)
Interest-bearing deposits in other banks	4.6	5.8	1.0	0.4	0.5	0.2	(20.7)	87.2
Trading securities	56.4	107.3	71.4	69.5	73.2	58.8	(47.4)	(0.8)
Loans held for sale	1,134.0	787.7	343.0	251.8	707.6	403.8	44.0	22.9

Total short-term investments	1,201.6	929.0	458.7	368.1	857.6	512.0	29.3	18.6

Total interest-earning assets	46,452.6	44,851.1	41,860.0	40,113.9	34,966.2	28,461.1	3.6	10.3
Allowance for loan losses	(498.5)	(483.1)	(450.4)	(442.3)	(377.5)	(315.5)	3.2	9.6
Other assets	4,616.8	4,386.5	3,736.9	3,590.9	3,545.1	2,760.8	5.3	10.8

Total assets	$50,570.9	$48,754.5	$45,146.5	$43,262.5	$38,133.8	$30,906.4	3.7%	10.3%

Deposits:
Interest-bearing	$28,292.9	$28,241.8	$26,808.4	$24,182.1	$21,373.5	$16,754.7	0.2%	11.0%
Non-interest-bearing	4,652.5	4,392.3	3,894.1	3,557.2	3,466.4	2,831.9	5.9	10.4

Total deposits	32,945.4	32,634.1	30,702.5	27,739.3	24,839.9	19,586.6	1.0	11.0
Federal funds purchased and other short-term borrowed funds	5,266.0	5,925.3	6,289.7	7,397.0	6,113.0	4,750.4	(11.1)	2.1
Federal Home Loan Bank advances	4,470.9	4,221.1	3,052.8	3,530.3	2,780.4	2,782.4	5.9	10.0
Long-term debt	2,181.9	1,263.4	1,125.3	1,125.5	1,154.9	1,106.4	72.7	14.5
Other liabilities	1,079.1	748.2	623.7	543.0	507.3	486.0	44.2	17.3
Stockholders’ equity	4,627.6	3,962.4	3,352.5	2,927.4	2,738.3	2,194.6	16.8	16.1

Total liabilities and stockholders’ equity	$50,570.9	$48,754.5	$45,146.5	$43,262.5	$38,133.8	$30,906.4	3.7%	10.3%

Six-Year Summary of Earnings (Table 16)

							Growth Rates

							One	Five-Year
	2002	2001	2000	1999	1998	1997	Year	Compound

	(In Thousands, except per share data)
Interest income:
Loans, including fees	$1,953,431	$2,450,000	$2,784,506	$2,386,713	$2,102,095	$1,831,156	(20.3)%	1.3%
Available-for-sale securities	637,338	568,357	370,628	286,701	210,489	215,015	12.1	24.3
Held-to-maturity securities	31,845	111,881	204,945	196,169	192,345	157,165	(71.5)	(27.3)
Federal funds sold and securities purchased under resale agreements	694	1,204	3,176	2,784	1,929	1,605	(42.4)	(15.4)
Time deposits in other banks	174	172	70	30	65	1,072	1.2	(30.5)
Trading securities	7,278	3,595	3,177	4,465	3,213	1,844	102.4	31.6
Loans held for sale	34,651	35,551	27,586	29,585	47,326	24,395	(2.5)	7.3

Total interest income	2,665,411	3,170,760	3,394,088	2,906,447	2,557,462	2,232,252	(15.9)	3.6

Interest expense:
Deposits	596,257	1,077,171	1,292,565	962,504	897,903	745,122	(44.6)	(4.4)
Short-term borrowings	98,554	277,382	456,093	353,281	264,980	266,816	(64.5)	(18.1)
Federal Home Loan Bank advances	202,632	224,894	184,062	157,305	146,708	112,646	(9.9)	12.5
Long-term debt	62,884	63,211	75,631	66,448	76,665	61,495	(0.5)	0.4

Total interest expense	960,327	1,642,658	2,008,351	1,539,538	1,386,256	1,186,079	(41.5)	(4.1)

Net interest income	1,705,084	1,528,102	1,385,737	1,366,909	1,171,206	1,046,173	11.6	10.3
Provision for loan losses	126,732	118,293	92,827	141,249	94,796	90,613	7.1	6.9

Net interest income after provision for loan losses	1,578,352	1,409,809	1,292,910	1,225,660	1,076,410	955,560	12.0	10.6

Non-interest income:
Service charges on deposit accounts	277,711	236,291	212,917	186,374	159,888	125,529	17.5	17.2
Mortgage banking operations	66,701	53,784	38,094	44,175	41,565	27,242	24.0	19.6
Bank card fees	44,128	41,520	33,809	31,142	27,785	22,981	6.3	13.9
Debit card fees	38,692	31,594	25,784	17,670	7,854	4,340	22.5	54.9
Trust fees	34,179	32,603	32,116	30,254	27,704	24,529	4.8	6.9
Investment fees	59,464	52,097	39,399	35,674	26,269	15,716	14.1	30.5
Bank owned life insurance	49,960	54,462	50,920	41,404	32,580	603	(8.3)	141.9
Gains on loans held for sale, net	32,959	18,674	8,355	15,349	18,420	11,074	76.5	24.4
Securities gains (losses), net	2,601	6,505	(11,068)	(739)	94	201	(60.0)	66.9
Other	54,601	43,499	75,357	42,254	43,683	38,292	25.5	7.4

Total non-interest income	660,996	571,029	505,683	443,557	385,842	270,507	15.8	19.6

Non-interest expense:
Salaries and employee benefits	742,611	656,231	571,815	540,382	495,837	404,846	13.2	12.9
Net occupancy	110,567	102,153	93,426	81,984	72,538	60,158	8.2	12.9
Equipment	68,530	63,539	74,339	67,734	61,005	45,724	7.9	8.4
Data processing	42,308	36,689	38,253	27,047	23,999	17,210	15.3	19.7
Professional services	65,476	49,503	46,590	50,600	45,024	42,707	32.3	8.9
Communications	58,135	53,569	51,543	51,516	47,073	36,452	8.5	9.8
Goodwill and core deposit amortization	14,241	39,853	51,544	40,568	29,142	19,703	(64.3)	(6.3)
Other	174,983	151,831	159,686	150,670	139,825	121,416	15.2	7.6

Total non-interest expense	1,276,851	1,153,368	1,087,196	1,010,501	914,443	748,216	10.7	11.3

Income before income taxes	962,497	827,470	711,397	658,716	547,809	477,851	16.3	15.0
Income tax expense	312,626	273,002	229,067	215,543	179,199	171,143	14.5	12.8

Net income	$649,871	$554,468	$482,330	$443,173	$368,610	$306,708	17.2%	16.2%

Average shares outstanding — basic	346,731	341,425	336,437	335,121	325,464	299,366	1.6%	3.0%
Average shares outstanding — diluted	350,937	345,294	337,812	337,556	328,295	302,017	1.6	3.1
Net income per share — basic	$1.87	$1.62	$1.43	$1.32	$1.13	$1.02	15.4	12.9
Net income per share — diluted	1.85	1.61	1.43	1.31	1.12	1.02	14.9	12.7
Dividends declared per share	0.68	0.56	0.50	0.44	0.38	0.335	21.4	15.2

SOUTHTRUST CORPORATION

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

SouthTrust Corporation:

      We have audited the accompanying consolidated balance sheet of SouthTrust Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of SouthTrust Corporation and subsidiaries as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision in Note H and the restatement described in Note S to the consolidated financial statements, in their report dated January 31, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SouthTrust Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      As discussed above, the 2001 and 2000 consolidated financial statements of the Company were audited by other auditors who have ceased operations. As described in Note H, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (“Statement”) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Additionally, as described in Note S, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 consolidated financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 consolidated financial statements. In our opinion, the disclosures for 2001 and 2000 in Note H are appropriate. Additionally, in our opinion, the adjustments to reportable segments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the consolidated 2001 and 2000 financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated 2001 and 2000 financial statements taken as a whole.

KPMG LLP

Birmingham, Alabama

February 21, 2003

SOUTHTRUST CORPORATION

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SouthTrust Corporation:

      We have audited the accompanying consolidated balance sheets of SouthTrust Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Birmingham, Alabama

January 31, 2002

      THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT AND ARTHUR ANDERSEN LLP HAS NOT REISSUED THE REPORT.

SOUTHTRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Dollars in Thousands)
Assets
Cash and due from banks	$1,005,327	$1,159,236
Short-term investments:
Federal funds sold and securities purchased under resale agreements	6,638	28,219
Interest-bearing deposits in other banks	4,574	5,728
Trading securities	56,356	107,321
Loans held for sale	1,134,013	787,710

Total short-term investments	1,201,581	928,978
Available-for-sale securities	10,644,634	9,954,837
Held-to-maturity securities (1)	368,791	544,695
Loans	34,483,228	33,695,495
Less —
Unearned income	245,649	272,896
Allowance for loan losses	498,501	483,124

Net loans	33,739,078	32,939,475
Premises and equipment, net	918,962	838,552
Due from customers on acceptances	0	25,361
Goodwill and core deposit intangibles	797,857	777,160
Bank owned life insurance	984,766	934,806
Other assets	909,860	651,448

Total assets	$50,570,856	$48,754,548

Liabilities and Stockholders’ Equity
Deposits:
Interest-bearing	$28,292,911	$28,241,840
Non-interest-bearing	4,652,495	4,392,271

Total deposits	32,945,406	32,634,111
Federal funds purchased and securities sold under agreements to repurchase	4,756,286	5,811,872
Other short-term borrowings	509,658	113,455
Bank acceptances outstanding	0	25,361
Federal Home Loan Bank advances	4,470,944	4,221,066
Long-term debt	2,181,894	1,263,419
Other liabilities	1,079,087	722,889

Total liabilities	45,943,275	44,792,173
Stockholders’ equity:
Preferred stock, par value $1.00 a share(2)	0	0
Common stock, par value $2.50 a share(3)	889,450	887,745
Capital surplus	604,034	597,187
Retained earnings	2,979,822	2,566,308
Accumulated other comprehensive income	334,928	91,029
Treasury stock, at cost(4)	(180,653)	(179,894)

Total stockholders’ equity	4,627,581	3,962,375

Total liabilities and stockholders’ equity	$50,570,856	$48,754,548

(1) Held-to-maturity securities-fair value	$400,587	$562,296
(2) Preferred shares authorized	5,000,000	5,000,000
Preferred shares issued	0	0
(3) Common shares authorized	1,000,000,000	500,000,000
Common shares issued	355,779,957	355,097,977
(4) Treasury shares of common stock	8,855,791	8,825,370

See Notes to Consolidated Financial Statements

SOUTHTRUST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000

	(In Thousands, except per share data)
Interest income
Loans, including fees	$1,953,431	$2,450,000	$2,784,506
Available-for-sale securities:
Taxable	622,902	551,172	353,972
Non-taxable	14,436	17,185	16,656
Held-to-maturity securities:
Taxable	28,672	107,515	199,681
Non-taxable	3,173	4,366	5,264
Short-term investments	42,797	40,522	34,009

Total interest income	2,665,411	3,170,760	3,394,088

Interest expense
Deposits	596,257	1,077,171	1,292,565
Short-term borrowings	98,554	277,382	456,093
Federal Home Loan Bank advances	202,632	224,894	184,062
Long-term debt	62,884	63,211	75,631

Total interest expense	960,327	1,642,658	2,008,351

Net interest income	1,705,084	1,528,102	1,385,737
Provision for loan losses	126,732	118,293	92,827

Net interest income after provision for loan losses	1,578,352	1,409,809	1,292,910
Non-interest income
Service charges on deposit accounts	277,711	236,291	212,917
Mortgage banking operations	66,701	53,784	38,094
Bank card fees	44,128	41,520	33,809
Debit card fees	38,692	31,594	25,784
Trust fees	34,179	32,603	32,116
Investment fees	59,464	52,097	39,399
Bank owned life insurance	49,960	54,462	50,920
Gains on sales of loans held for sale, net	32,959	18,674	8,355
Securities gains (losses), net	2,601	6,505	(11,068)
Other	54,601	43,499	75,357

Total non-interest income	660,996	571,029	505,683

Non-interest expense
Salaries and employee benefits	742,611	656,231	571,815
Net occupancy	110,567	102,153	93,426
Equipment	68,530	63,539	74,339
Data processing	42,308	36,689	38,253
Professional services	65,476	49,503	46,590
Communications	58,135	53,569	51,543
Goodwill and core deposit amortization	14,241	39,853	51,544
Other	174,983	151,831	159,686

Total non-interest expense	1,276,851	1,153,368	1,087,196

Income before income taxes	962,497	827,470	711,397
Income tax expense	312,626	273,002	229,067

Net Income	$649,871	$554,468	$482,330

Average shares outstanding — basic	346,731	341,425	336,437
Average shares outstanding — diluted	350,937	345,294	337,812
Net income per share — basic	$1.87	$1.62	$1.43
Net income per share — diluted	1.85	1.61	1.43
Dividends declared per share	0.68	0.56	0.50

See Notes to Consolidated Financial Statements

SOUTHTRUST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
					Other
	Common Stock				Comprehensive
			Capital	Retained	Income	Treasury
	Shares	Amount	Surplus	Earnings	(Loss)	Stock	Total

	(In Thousands, except share data)
December 31, 1999	335,810,698	$846,192	$327,724	$1,886,481	$(108,928)	$(24,040)	$2,927,429
Net income	0	0	0	482,330	0	0	482,330
Change in unrealized gain on available-for-sale securities, net	0	0	0	0	96,764	0	96,764

Comprehensive income							579,094

Dividends declared ($0.50 per share)	0	0	0	(168,120)	0	0	(168,120)
Common stock issued pursuant to:
Long-term incentive plan	671,202	1,678	3,084	0	0	0	4,762
Dividend reinvestment plan	237,240	593	2,814	0	0	0	3,407
Acquisitions accounted for as poolings-of-interest	1,399,752	3,499	365	2,210	0	0	6,074
Treasury stock acquired	(12,030)	0	0	0	0	(186)	(186)

December 31, 2000	338,106,862	851,962	333,987	2,202,901	(12,164)	(24,226)	3,352,460
Net income	0	0	0	554,468	0	0	554,468
Change in:
Unrealized gain on available-for-sale securities, net	0	0	0	0	69,629	0	69,629
Unrealized gain on derivatives, net	0	0	0	0	33,564	0	33,564

Total other comprehensive income, net							103,193

Comprehensive income							657,661

Dividends declared ($0.56 per share)	0	0	0	(191,887)	0	0	(191,887)
Common stock issued pursuant to:
Long-term incentive plan	712,111	1,780	5,909	0	0	0	7,689
Employee discounted stock purchase plan	115,410	289	1,385	0	0	0	1,674
Acquisitions accounted for as poolings-of-interest	1,297,344	3,243	1,045	826	0	0	5,114
Acquisitions accounted for as purchases	12,188,136	30,471	254,861	0	0	0	285,332
Treasury stock acquired	(6,147,256)	0	0	0	0	(155,668)	(155,668)

December 31, 2001	346,272,607	887,745	597,187	2,566,308	91,029	(179,894)	3,962,375
Net income	0	0	0	649,871	0	0	649,871
Change in:
Unrealized gain on available-for-sale securities, net	0	0	0	0	241,890	0	241,890
Unrealized gain on derivatives, net	0	0	0	0	4,794	0	4,794
Additional minimum benefit liability adjustment, net	0	0	0	0	(2,785)	0	(2,785)

Total other comprehensive income, net							243,899

Comprehensive income							893,770

Dividends declared ($0.68 per share)	0	0	0	(236,357)	0	0	(236,357)
Common stock issued pursuant to:
Long-term incentive plan	553,571	1,384	5,026	0	0	0	6,410
Employee discounted stock purchase plan	128,436	321	1,854	0	0	0	2,175
Acquisitions accounted for as purchases	(27)	0	(33)	0	0	0	(33)
Treasury stock acquired	(30,421)	0	0	0	0	(759)	(759)

December 31, 2002	346,924,166	$889,450	$604,034	$2,979,822	$334,928	$(180,653)	$4,627,581

See Notes to Consolidated Financial Statements

SOUTHTRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In Thousands)
Operating activities:
Net income	$649,871	$554,468	$482,330
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	126,732	118,293	92,827
Depreciation of premises and equipment	59,880	54,024	61,342
Amortization of intangibles	16,590	44,573	62,860
Amortization of security premium	3,106	3,081	1,777
Accretion of security discount	(25,815)	(13,082)	(3,410)
Deferred income taxes	34,380	82,837	68,851
Bank owned life insurance	(49,960)	(54,462)	(50,920)
Gain on sales of loans held for sale, net	(32,959)	(18,674)	(8,355)
Securities (gains) losses, net	(2,601)	(6,505)	11,068
Gain on sale of mortgage servicing rights, net	0	0	(32,344)
Origination of loans held for sale	(4,302,361)	(3,810,062)	(2,312,903)
Proceeds from sales of loans held for sale	3,989,017	3,384,039	2,230,089
Net (increase) decrease in trading securities	50,965	(35,865)	(1,948)
Net (increase) decrease in other assets	(136,081)	76,359	55,870
Net increase in other liabilities	264,515	19,989	102,438

Net cash provided by operating activities	645,279	399,013	759,572
Investing activities:
Proceeds from maturities, calls, or prepayments of:
Available-for-sale securities	3,175,506	4,429,976	163,179
Held-to-maturity securities	166,673	2,511,729	341,338
Proceeds from sales of:
Available-for-sale securities	1,140,303	476,337	837,395
Held-to-maturity securities	8,568	0	0
Purchases of:
Available-for-sale securities	(4,385,318)	(7,496,461)	(887,159)
Held-to-maturity securities	0	(14,500)	(345,817)
Premises and equipment	(138,251)	(125,453)	(56,902)
Net (increase) decrease in:
Short-term investments	43,014	130,957	31,210
Loans	(1,205,045)	(956,100)	(1,386,743)
Purchases of bank owned life insurance	0	0	(100,000)
Net cash received (paid) in acquisitions	(31,300)	18,271	(37,846)

Net cash used in investing activities	(1,225,850)	(1,025,244)	(1,441,345)
Financing activities:
Net increase (decrease) in:
Deposits	167,213	347,563	2,546,355
Short-term borrowings	(663,433)	(381,855)	(1,111,045)
Proceeds from:
Common stock issuances	6,139	7,387	6,900
Federal Home Loan Bank advances	400,026	1,571,170	3,400,764
Long-term debt issuances	902,484	200,000	0
Payments for:
Repurchase of common stock	0	(154,624)	0
Federal Home Loan Bank advances	(150,148)	(472,885)	(3,880,297)
Long-term debt	(122)	(98,948)	(172)
Cash dividends	(235,497)	(192,091)	(195,981)

Net cash provided by financing activities	426,662	825,717	766,524
Increase/(decrease) in cash and due from banks	(153,909)	199,486	84,751
Cash and due from banks at beginning of year	1,159,236	959,750	874,999

Cash and due from banks at end of year	$1,005,327	$1,159,236	$959,750

See Notes to Consolidated Financial Statements

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — BUSINESS AND ACCOUNTING POLICIES

Nature of Operations

      SouthTrust Corporation (“the Company” or “SouthTrust”) is a regional financial holding company headquartered in Birmingham, Alabama, which owns one bank operating 710 banking offices located in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, Mississippi, Texas, and Virginia. SouthTrust is engaged in a full range of banking services and, through its bank-related subsidiaries, also offers a range of other services, including trust, mortgage banking, leasing and brokerage services. See Note S for further discussion of the Company’s business operations.

      During the Company’s Annual Meeting on April 17, 2002, the Restated Certificate of Incorporation of the Company was amended to increase the number of shares of Common Stock authorized from 500,000,000 to 1,000,000,000 shares.

Summary of Significant Accounting Policies

Presentation

      The Consolidated Financial Statements include accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in preparing the Consolidated Financial Statements.

      Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation. Such reclassification had no effect on net income or total assets.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Cash and Cash Equivalents

      The Company includes cash and due from banks in preparing the Consolidated Statements of Cash Flows. The following is supplemental disclosure to the Consolidated Statements of Cash Flows for the three years ended December 31, 2002:

	2002	2001	2000

	(In Thousands)
Cash paid during the period for:
Interest	$1,011,405	$1,760,746	$1,934,460
Income taxes	207,817	174,226	187,075
Non-cash transactions:
Assets acquired in business combinations	170,761	1,758,244	453,071
Liabilities assumed in business combinations	160,758	1,646,678	429,889
Common stock issued in business combinations	0	290,446	6,074
Securities transferred from trading to available-for-sale	46,040	0	0
Loans securitized into mortgage-backed securities classified as available-for-sale	400,728	0	1,899,382
Loans transferred to other real estate	77,884	72,901	33,432
Financed sales of foreclosed property	64,730	48,193	26,471

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities

      Securities that are held principally for resale in the near term are classified as trading. Trading securities are carried at fair value, with realized and unrealized gains and losses included in non-interest income as investment fees, and were immaterial during 2002, 2001 and 2000, respectively. Quoted market prices are used to determine the fair value of trading securities. Interest and dividends on trading securities are included in net interest income.

      Debt securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities not classified as held-to-maturity or part of the trading portfolio, including equity securities with readily determinable fair values, have been designated as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income, a component of stockholders’ equity. Quoted market prices are used to determine the fair value of available-for-sale securities. Equity securities with no readily determinable fair values, such as Federal Reserve Board (“FRB”) and Federal Home Loan Bank (“FHLB”) stock, are stated at cost. The available-for-sale caption includes securities that the Company intends to use as part of its asset/liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes.

      Amortization of premiums and accretion of discounts are computed under the interest method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary, if any, are reflected in earnings as realized losses. Gains and losses on securities are computed using the specific identification method and are recorded on the trade date as securities gains (losses) in non-interest income.

Loans Held for Sale

      Loans held for sale consist primarily of mortgage loans in the process of being sold to third-party investors. They are carried at the lower of cost or fair value in the aggregate.

Loans and Leases

      Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity are recorded at their principal amount outstanding, net of unearned income and an allowance for loan losses. Interest is credited to income using the interest method. The net amount of non-refundable loan origination fees, including commitment fees, and direct costs associated with the lending process are deferred and amortized to interest income as a yield adjustment of the related loan.

      Interest accrual on loans is generally discontinued if principal or interest payments become 90 days past due unless the credit is well secured and in process of collection. Also, loans are placed on non-accrual status or charged off at an earlier date if the Company considers the collectibility of principal or interest according to contractual terms to be in question. When a loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed by a charge to income. Uncollected interest accrued in prior years on loans placed on non-accrual status in the current year is charged against the allowance for loan losses. Cash receipts on non-accrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Once all delinquent principal is collected, such cash receipts are credited to interest income when received.

      The Company provides equipment and auto financing to customers through lease agreements. Direct financing leases are carried at the aggregate of lease payments receivable plus an estimated residual value of the leased property, less unearned income. Residual values may be adjusted for any other-than-temporary declines and recognized in earnings. Leveraged leases, which are similar to financing leases, are carried net of

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonrecourse debt. Unearned income on direct financing and leveraged leases is amortized over the lease terms using the interest method.

Allowance for Loan Losses

      The allowance for loan losses is established through a provision charged to earnings when losses are estimated to have occurred. Loan losses are charged against the allowance when the loss is realized. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses is based upon Management’s estimated range of losses inherent in the loan portfolio, considering actual loss experience, identified loan impairment, and current economic conditions. Actual losses for these loans can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model and resulting allowance level is adjusted accordingly as these factors change.

      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued for the period of delay. Loans classified as non-accrual, excluding residential mortgages, consumer and other homogeneous loans, meet the criteria to be considered as impaired loans. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans’ estimated cash flows at each loan’s original effective interest rate, the fair value of the collateral, or the loans’ observable market prices.

Long-Lived Assets

      Land is stated at cost. Buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. The range of useful lives for buildings and improvements is 20 to 50 years, and the range of useful lives for equipment is 3 to 10 years.

      Goodwill generated in business combinations subsequent to June 30, 2001 is not amortized, but is tested for impairment at a level of reporting referred to as a reporting unit. An impairment loss is recognized if the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its related goodwill. During 2001 and 2000, goodwill generated prior to June 30, 2001 was amortized on a straight-line basis, primarily over 25 years, and was assessed for impairment based on its estimated fair value. Core deposit intangible assets generated in business combinations are initially recognized and measured based on fair value. Core deposit intangible assets are amortized on a basis that approximates the interest method over the estimated life of the customer base, which approximates 7 years.

      The Company continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets’ fair values and is recognized through a charge to earnings. During 2000, the Company recorded a charge of approximately $12 million related to software and hardware that had become impaired due to changing technology. Also in 2000, the Company recorded an impairment charge of $10 million related to core deposit intangible assets associated with previous deposit acquisitions. The deposits experienced greater than originally projected run-off due to higher than projected retention costs than the Company was unwilling to incur. There were no other significant impairment losses recorded during 2002, 2001 or 2000.

      Total other real estate and other repossessed assets, included in other assets, amounted to $61.7 million and $74.9 million at December 31, 2002 and 2001, respectively. Such assets are carried at the lower of the

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment in the asset or fair value of the assets less estimated selling costs. Any excess of the recorded investment in the loan over the fair value of the asset received at the time of foreclosure, less estimated selling costs, is charged to the allowance for loan losses. Any subsequent valuation adjustments are recorded in other non-interest expense. Revenues and expenses associated with operating or disposing of foreclosed assets are recorded in non-interest expense during the period in which they are incurred.

Mortgage Servicing Rights

      Mortgage servicing rights are recognized as separate assets when rights are acquired through the purchase or origination of loans, which are subsequently sold and servicing rights are retained. Mortgage servicing rights are amortized into non-interest income, as mortgage banking operations income, in proportion to and over the period of the estimated net servicing income. For purposes of measuring impairment, servicing rights are stratified based on the predominant risk characteristics of the underlying loans, such as product type and interest rate bands. The realization of these assets is periodically evaluated in relation to net servicing income using a discounted cash flow analysis to approximate fair value.

      At December 31, 2002 and 2001, net mortgage servicing rights were approximately $5.7 million and $3.0 million, respectively. During 2002, the Company recognized mortgage servicing rights of $42.6 million, sold mortgage servicing rights of $37.4 million and recognized amortization expense related to mortgage servicing rights totaling $2.5 million. During 2001, the Company recognized mortgage servicing rights of $42.8 million, sold mortgage servicing rights of $41.9 million, and recognized amortization expense related to mortgage servicing rights totaling $4.9 million.

      Fair value of mortgage servicing rights is estimated based on the present value of estimated future cash flows of the servicing rights discounted at a market rate. At December 31, 2002 and 2001, estimated fair value was approximately $5.7 million and $4.0 million, respectively. The sensitivity of the change in fair value of these mortgage servicing rights to 10% and 20% adverse changes in key assumptions has not been calculated, as the effect would be immaterial.

Securities Purchased Under Resale Agreements and Securities Sold Under Agreements to Repurchase

      Securities purchased under resale agreements and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions. They are recorded at the current fair value of the securities including accrued interest. It is the Company’s policy to take possession of securities purchased under resale agreements. The market value of these securities is monitored and additional collateral is obtained when deemed appropriate. The Company requires collateral between 96% and 98% of the securities’ value. As of December 31, 2002 and 2001, the Company had no securities purchased under resale agreements.

      Securities sold under agreements to repurchase are held in a custodian account. See Note C for amounts and classifications of such pledged securities.

Derivative Financial Instruments and Hedging Activities

      The Company uses derivative financial instruments as part of its asset/liability management to manage interest rate risk arising from certain of the Company’s fixed-rate and floating-rate balance sheet instruments. All derivatives are recorded as assets or liabilities and are recognized on the balance sheet at their fair values. On the date the derivative contract is entered into, the Company may designate a derivative as (1) a hedge of the fair value of a recognized fixed-rate asset or liability (“fair value” hedge), or (2) a hedge of the variability of floating-rate asset or liability cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair value hedge, along with the mark-to-market on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as non-interest income. Changes in the

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax, until earnings are affected by the variability of cash flows (for example, when periodic settlements on a floating-rate asset or liability are recorded in earnings).

      At inception of the hedging relationship, the Company documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet. The Company assesses, both at the hedge’s inception and on an ongoing basis, whether the hedge has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future. When it is determined that a derivative is not highly effective as a hedge, that it is not expected to be a highly effective hedge in the future, or the derivative instrument is sold, the Company discontinues hedge accounting prospectively. For fair value hedges, the mark-to-market on the hedged item is discontinued, and the basis adjustment related to the hedged item is amortized or accreted to income over the remaining life of the asset or liability. For cash flow hedges, the mark-to-market on the hedged item through accumulated other comprehensive income (“OCI”) is discontinued. The remaining basis adjustment recorded in accumulated OCI is reclassified into earnings in the same period in which earnings are affected by the variability of cash flows. The Company also performs analysis as to the creditworthiness of all third parties providing hedging instruments.

      Derivative financial instruments that do not qualify for hedge accounting are recorded at fair value with changes in fair value recorded in earnings. For example, the Company enters into various contracts to provide derivative products to customers and enters into offsetting positions with third parties. Since the Company offsets its customer positions with mirror positions through third parties, the impact to net earnings for these derivatives reflects the fee earned for providing this service, which is recorded in non-interest income as investment fees. The notional amount of customer derivatives at December 31, 2002 and 2001 was $2.4 billion and $1.0 billion, respectively. Interest accrued is typically settled on a monthly or quarterly basis.

Stock-Based Compensation

      The Company applies Accounting Principles Bulletin (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for employee stock compensation plans and, accordingly, does not recognize compensation cost for stock options granted when the option price is greater than or equal to the underlying stock price. This accounting method is referred to as the intrinsic value method. The Company follows the pro-forma disclosures of Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148 (discussed later in this footnote), using the fair value method of accounting for stock-based compensation.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	2002	2001	2000

	(In Thousands, except per share data)
Net income — as reported	$649,871	$554,468	$482,330
Deduct: Total stock-based employee compensation expense determined under fair based method for all awards, net of related tax effects	9,093	4,808	2,568

Net income — pro forma	$640,778	$549,660	$479,762

Earnings per share — as reported
Basic	$1.87	$1.62	$1.43
Diluted	1.85	1.61	1.43
Earnings per share — pro forma
Basic	$1.85	$1.61	$1.43
Diluted	1.83	1.59	1.42

Earnings Per Share

      Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the average number of common shares outstanding for each of the three years in the period ended December 31, 2002. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

      A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three years ended December 31 is as follows:

	2002	2001	2000

	(In Thousands, except per share data)
Basic:
Net income	$649,871	$554,468	$482,330
Average common shares outstanding	346,731	341,425	336,437

Earnings per share	$1.87	$1.62	$1.43

Diluted:
Net income	$649,871	$554,468	$482,330
Average common shares outstanding	346,731	341,425	336,437
Dilutive effect of options issued	4,206	3,869	1,375

Average diluted shares outstanding	350,937	345,294	337,812

Earnings per share	$1.85	$1.61	$1.43

      In addition, the Company had zero, 221,918, and 3,629,548 options issued that were not included in the calculation of diluted EPS for the years ended December 31, 2002, 2001, and 2000, respectively, as the exercise price of these options was in excess of the average market price.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

      Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income are displayed in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

      In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double-counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount for the three years ended December 31 is as follows:

	2002

	Before Tax	Tax Effect	Net of Tax

	(In Thousands)
Unrealized gain on available-for-sale securities:
Unrealized holding gains arising during the period	$364,123	$(119,733)	$244,390
Less: net realized gains	4,033	(1,533)	2,500

Unrealized gain on available-for-sale securities	360,090	(118,200)	241,890

Unrealized gain on derivatives:
Unrealized holding gains arising during the period	46,601	(30,463)	16,138
Less: reclassification adjustment	18,297	(6,953)	11,344

Unrealized gain on derivatives	28,304	(23,510)	4,794

Additional minimum benefit liability adjustment	(4,492)	1,707	(2,785)

Total Other Comprehensive Income	$383,902	$(140,003)	$243,899

	2001

	Before Tax	Tax Effect	Net of Tax

	(In Thousands)
Unrealized gain on available-for-sale securities:
Unrealized holding gains arising during the period	$105,367	$(31,704)	$73,663
Less: net realized gains	6,505	(2,471)	4,034

Unrealized gain on available-for-sale securities	98,862	(29,233)	69,629

Unrealized gain on derivatives:
Unrealized holding gains arising during the period	44,984	(4,339)	40,645
Less: reclassification adjustment	11,420	(4,339)	7,081

Unrealized gain on derivatives	33,564	0	33,564

Total Other Comprehensive Income	$132,426	$(29,233)	$103,193

	2000

	Before Tax	Tax Effect	Net of Tax

	(In Thousands)
Unrealized gain on available-for-sale securities:
Unrealized holding gains arising during the period	$142,330	$(52,428)	$89,902
Less: net realized losses	(11,068)	4,206	(6,862)

Unrealized gain on available-for-sale securities	$153,398	$(56,634)	$96,764

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

SFAS 141 — Business Combinations

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, which addresses financial accounting and reporting for business combinations and supersedes APB Opinion 16 — Business Combinations (“APB 16”). This Statement requires that all business combinations be accounted for under the purchase method. Also, intangible assets that meet certain criteria must be recognized as assets apart from goodwill. Finally, it requires disclosures in addition to the disclosure requirements of APB 16. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

SFAS 142 — Goodwill and Other Intangible Assets

      In June 2001, the FASB issued SFAS 142, which requires that an identifiable intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) is to be initially recognized and measured based on its fair value. An identifiable intangible asset with a finite useful life is amortized over its estimated useful life. An intangible asset with an indefinite useful life is not amortized, but is tested for impairment under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (discussed further below).

      Goodwill recognized in business combinations is not amortized, but is tested for impairment under the provisions of SFAS 142 at a level of reporting referred to as a reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second step of the impairment test. In the second step, if the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests if there are any indications of potential impairment.

      For business combinations that are consummated after June 30, 2001, goodwill and identifiable intangibles have been recorded in accordance with SFAS 142, which requires no amortization of goodwill and separately identifiable intangible assets with indefinite lives. For intangible assets in existence prior to June 30, 2001, the Company continued to amortize goodwill and all separately identifiable intangibles through December 31, 2001. Upon adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing goodwill and any separately identifiable intangibles with indefinite lives and continued to amortize other intangibles in accordance with the guidelines set forth in this Statement. See Note H for further information concerning the effect of adoption of this Statement on the Consolidated Financial Statements. Also see discussion on SFAS 147, Acquisitions of Certain Financial Institutions, later in this footnote as it relates to SFAS 142.

SFAS 143 — Accounting for Asset Retirement Obligations

      In June 2001, the FASB issued SFAS 143, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This Statement was effective for fiscal years beginning after June 15, 2002. The effect of this Statement on the Consolidated Financial Statements was not material.

SFAS 144 — Accounting for the Impairment or Disposal of Long-Lived Assets

      In August 2001, the FASB issued SFAS 144, which replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this Statement

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are to develop one accounting model, based upon the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. This Statement requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of this Statement were effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The effect of this Statement on the Consolidated Financial Statements was not material.

SFAS 145 — Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections

      In April 2002, the FASB issued SFAS 145, which rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS 44, Accounting for Intangible Assets of Motor Carriers, and SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. These rescissions eliminate the requirement to report gains and losses from the extinguishment of debt as an extraordinary item, net of related income tax effect, and are effective for fiscal years beginning after May 15, 2002. This Statement also amends SFAS 13, Accounting for Leases, and requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback. This amendment is effective for transactions occurring after May 15, 2002. Finally, this Statement amends several pronouncements to make technical corrections to existing authoritative pronouncements. The effect of this Statement on the Consolidated Financial Statements was not material.

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

SFAS 147 — Acquisitions of Certain Financial Institutions

      In October 2002, the FASB issued SFAS 147, which removes certain acquisitions of financial institutions (other than transactions between two or more mutual enterprises) from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation 9, Applying APB Opinions 16 and 17 When a Savings and Loan or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. These types of transactions are now accounted for under SFAS 141 and 142. In addition, this Statement amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of this Statement were effective October 1, 2002, with earlier adoption permitted; the Company early-adopted effective September 30, 2002 and retroactively restated amortization expense for 2002. See Note H concerning the effect of adoption of this Statement on the Consolidated Financial Statements.

SFAS 148 — Accounting for Stock-Based Compensation — Transition and Disclosure

      In December 2002, the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion 28, Interim

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Reporting, to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2002. Management does not expect this Statement to have a material impact to the Consolidated Financial Statements. See Note P for stock-based compensation disclosures.

FASB Interpretation (“FIN”) 45 — Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

      In November 2002, the FASB issued FIN 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. These currently include standby letters of credit and first-loss guarantees on securitizations. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

FIN 46 — Consolidation of Variable Interest Entities

      In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements,to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

      The Company has investments in entities in the form of limited partnerships that operate qualified multi-family affordable housing projects and generate tax credits. The Company’s interest in these partnerships was $114 million at December 31, 2002. The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Company accounts for the investments under the equity method, and therefore the Company’s carrying value approximates its underlying equity in the net assets of the partnerships. The Company has not yet determined if these investments meet the definition of a variable interest entity under FIN 46.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B — BUSINESS COMBINATIONS

      During 2002 and 2001, the Company completed the following acquisitions:

						Consideration

							Common	Method of
Date	Institution	Location	Assets	Loans	Deposits	Cash	Shares	Accounting

				(Dollars in Millions)
March 1, 2002	Landmark Bankshares, Inc	Euless, Texas	$170.8	$108.4	$154.6	$38.9	—	Purchase
March 16, 2001	Irving National Bancshares, Inc.	Irving, Texas	$102.9	$88.2	$96.8	—	1,297,344	Pooling
March 30, 2001	Bay Bancshares, Inc	LaPorte, Texas	318.2	204.2	300.2	$54.4	—	Purchase
August 3, 2001	CENIT Bancorp, Inc	Norfolk, Virginia	646.0	458.7	506.8	—	5,045,435	Purchase
November 20, 2001	Bank of Tidewater	Virginia Beach, Virginia	276.6	162.3	259.3	—	2,705,123	Purchase
November 30, 2001	Community Bancshares, Inc	Richmond, Virginia	414.5	296.8	373.3	$1.8	4,437,578	Purchase

Total 2001			$1,758.2	$1,210.2	$1,536.4	$56.2	13,485,480

      In addition, on May 10, 2002, the Company purchased the remaining 25% ownership interest in OmniServe, LLC for $0.8 million. The Company now owns 100% of OmniServe, LLC, a company that provides access to a network of vendors for real estate settlement services. Goodwill recognized in the 2002 acquisition totaled $27.2 million.

      Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Financial Statements. In poolings-of-interest, the Company’s previously reported consolidated financial results have not been restated to include the effect of the acquisition prior to the acquisition date, as the amounts were immaterial. All acquisitions completed during 2002 and 2001 were immaterial to the Company in the aggregate, therefore no pro forma disclosures of financial results are provided.

      On December 5, 2002 the Company signed a definitive agreement for the acquisition of Founders Bancshares, Inc. (“Founders”) in Dallas, Texas. According to the agreement, the Company will pay approximately $23.2 million in cash for all of the outstanding shares of Founders. Founders had total assets of approximately $117.6 million at December 31, 2002. This acquisition is expected to close in the first quarter of 2003 and is subject to certain closing conditions and regulatory approval.

NOTE C — REGULATORY REQUIREMENTS AND RESTRICTIONS ON CERTAIN ASSETS

      The Company’s banking subsidiary is required either by law or regulation to maintain cash reserves with the Federal Reserve Bank or in accounts with other banks. The average amount of reserve balances for the year ended December 31, 2002 was approximately $208.7 million.

      The Company has pledged $2,902.3 million in available-for-sale securities, $29.5 million in held-to-maturity securities, and $2,667.1 million in 1-4 family mortgages, home equity and commercial real estate loans against FHLB advances at December 31, 2002.

      Also, the Company has pledged certain assets, consisting primarily of securities and mortgage loans, to secure a line of credit with the FHLB of Atlanta totaling $5.0 billion. This line is maintained for liquidity and other treasury management purposes. This line of credit has no expiration date. At December 31, 2002 and 2001, there were no outstanding balances under this credit facility.

      At December 31, 2002, available-for-sale securities of $5,676.5 million and held-to-maturity securities of $144.2 million were pledged to secure public deposits. Also, available-for-sale securities of $1,935.1 million and held-to-maturity securities of $40.6 million were pledged to secure securities sold under agreements to repurchase at December 31, 2002.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has pledged $49.4 million in available-for-sale securities at December 31, 2002, to support first-loss guarantees on securitizations discussed further in Note T.

      The Company’s regulators have imposed qualitative guidelines for capital amounts and classifications such as risk weightings, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain amounts and ratios, as set forth in the schedule below, of Tier 1 and Total capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to adjusted average total assets (as defined). Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. As of December 31, 2002, the Company and its subsidiary bank exceed all capital adequacy requirements imposed by its regulators.

      As of December 31, 2002 and 2001, the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There have been no conditions or events since that notification that Management believes has changed the institution’s category.

      Actual capital amounts, as well as required and well capitalized Tier 1 Capital, Total Capital, and Tier 1 Leverage ratios as of December 31 for the Company and its subsidiary bank are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
2002
Tier 1 Capital:
SouthTrust Corporation	$3,494,796	8.15%	$1,715,607	4.00%	N/A	N/A
SouthTrust Bank	3,610,221	8.45	1,708,987	4.00	$2,563,480	6.00%
Total Capital:
SouthTrust Corporation	$4,758,297	11.09%	$3,431,214	8.00%	N/A	N/A
SouthTrust Bank	4,783,722	11.20	3,417,973	8.00	$4,272,467	10.00%
Tier 1 Leverage:
SouthTrust Corporation	$3,494,796	7.13%	$1,960,142	4.00%	N/A	N/A
SouthTrust Bank	3,610,221	7.40	1,952,366	4.00	$2,440,458	5.00%
2001
Tier 1 Capital:
SouthTrust Corporation	$3,094,186	7.71%	$1,604,983	4.00%	N/A	N/A
SouthTrust Bank	3,297,641	8.23	1,602,052	4.00	$2,403,077	6.00%
Total Capital:
SouthTrust Corporation	$4,402,310	10.97%	$3,209,967	8.00%	N/A	N/A
SouthTrust Bank	4,455,765	11.13	3,204,103	8.00	$4,005,129	10.00%
Tier 1 Leverage:
SouthTrust Corporation	$3,094,186	6.57%	$1,884,314	4.00%	N/A	N/A
SouthTrust Bank	3,297,641	7.02	1,878,412	4.00	$2,348,015	5.00%

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The primary source of funds available to SouthTrust Corporation, the parent company, is payment of dividends from its subsidiary bank. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 2002, $688.2 million of the net assets of the Company’s subsidiaries, primarily SouthTrust Bank, was available for payment as dividends without prior regulatory approval. Substantially all other net assets were restricted as to payments to the parent company.

      On January 15, 2003, the Company’s Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock, which will require the use of parent company cash. The Company expects to obtain this cash in part through special dividends from its subsidiary bank. These dividends will be in excess of the normal dividends paid by the subsidiary bank to the Company and will reduce the overall dividend capacity as described above.

NOTE D — AVAILABLE-FOR-SALE SECURITIES AND HELD-TO-MATURITY SECURITIES

      The amortized costs, unrealized gross gains and losses, and fair values at December 31 are as follows:

	Available-for-Sale Securities

	2002				2001

		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Gross	Gross	Fair	Amortized	Gross	Gross	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

	(In Thousands)
U.S. Treasury securities	$36,476	$2,400	$—	$38,876	$38,161	$349	$—	$38,510
U.S. Government agency securities	2,628,218	77,276	(1)	2,705,493	336,551	1,904	(5,341)	333,114
Mortgage-backed securities and collateralized mortgage obligations	6,311,146	314,598	—	6,625,744	8,719,057	103,564	(22,913)	8,799,708
Obligations of states and political subdivisions	333,631	19,927	(215)	353,343	319,539	5,611	(964)	324,186
Other debt securities	550,353	327	(184)	550,496	98,394	1,210	(4,562)	95,042
Equity securities	345,888	24,869	(75)	370,682	364,304	0	(27)	364,277

Totals	$10,205,712	$439,397	$(475)	$10,644,634	$9,876,006	$112,638	$(33,807)	$9,954,837

	Held-to-Maturity Securities

	2002				2001

		Unrealized	Unrealized			Unrealized	Unrealized
	Amortized	Gross	Gross	Fair	Amortized	Gross	Gross	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

	(In Thousands)
U.S. Treasury securities	$1,499	$33	$—	$1,532	$2,500	$87	$—	$2,587
U.S. Government agency securities	23,009	588	—	23,597	25,563	1,176	—	26,739
Mortgage-backed securities and collateralized mortgage obligations	158,116	10,084	(1)	168,199	306,107	8,866	(431)	314,542
Obligations of states and political subdivisions	40,680	4,338	(104)	44,914	55,075	3,803	(183)	58,695
Other debt securities	145,487	16,858	—	162,345	155,450	6,188	(1,905)	159,733

Totals	$368,791	$31,901	$(105)	$400,587	$544,695	$20,120	$(2,519)	$562,296

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized costs and approximate fair values of securities at December 31, 2002, by contractually scheduled maturity, are as shown below (expected maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties):

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In Thousands)
Due in one year or less	$828,928	$829,132	$24,839	$25,331
Due after one year through five years	953,295	969,061	65,376	72,618
Due after five years through ten years	1,673,340	1,751,959	87,553	98,689
Due after ten years	93,115	98,056	32,907	35,750

Subtotal	3,548,678	3,648,208	210,675	232,388
Mortgage-backed securities and collateralized mortgage obligations	6,311,146	6,625,744	158,116	168,199
Equity securities	345,888	370,682	—	—

Totals	$10,205,712	$10,644,634	$368,791	$400,587

      Proceeds from sales of available-for-sale securities were $1,140.3 million, $476.3 million, and $837.4 million, in 2002, 2001, and 2000, respectively. Gross gains of $12.6 million, $7.0 million, and $3.0 million, and gross losses of $8.6 million, $0.5 million, and $14.1 million were realized on those sales, respectively.

      During the second quarter of 2002, held-to-maturity securities with a net carrying amount of $10.0 million were sold due to deterioration in the issuers’ creditworthiness below the company’s investment policies, and a loss of $1.4 million was recognized. There were no sales of held-to-maturity securities during 2001 or 2000.

      Equity securities at December 31, 2002 included $66.0 million in FRB stock and $223.5 million in FHLB stock compared to $59.8 million of FRB stock and $212.6 million of FHLB stock at December 31, 2001.

NOTE E — LOANS

      The classifications of loans at December 31 are as follows:

	2002	2001

	(In Thousands)
Commercial, financial and agricultural	$12,592,745	$12,324,541
Real estate construction	5,215,372	4,387,963
Commercial real estate mortgage	7,303,373	7,136,378
Residential real estate mortgage	6,123,141	6,114,246
Loans to individuals	1,869,500	2,190,941
Lease financing:
Commercial leases	681,007	659,936
Auto leases	698,090	881,490

	34,483,228	33,695,495
Unearned income	(245,649)	(272,896)
Allowance for loan losses	(498,501)	(483,124)

Net loans	$33,739,078	$32,939,475

      In the normal course of business, loans are made to directors and executive officers of the Company and its subsidiaries. These related party loans are made on substantially the same terms, including interest rates

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and collateral, as those prevailing for comparable transactions with others. Such loans do not involve more than normal risk of collectibility nor do they present other unfavorable features. As of December 31, 2002 and 2001, respectively, $252.4 million and $198.8 million of these loans were outstanding. During 2002, $951.0 million of new loans were made and repayments totaled $897.4 million.

      The Company’s largest loan grouping is commercial, financial and agricultural loans, which totaled $12,592.7 million or 36.5% of total loans at December 31, 2002 and $12,324.5 million or 36.6% of total loans at December 31, 2001. Commercial real estate mortgage loans as a group share similar credit risk characteristics including sensitivity to economic conditions that may affect occupancy and/or rental rates of the underlying collateral. Loan types other than commercial real estate mortgages have widely diversified credit risks. For this reason, the Company considers commercial real estate mortgage loans, including loans for condominiums, hotels/motels, industrial/warehouses and retail spaces, to be its largest credit concentration. These loans are primarily located in Alabama, Florida, Georgia and Texas, with a smaller concentration in other states. There were no significant industry concentrations within the total loan portfolio, and the Company’s geographic loan distribution is concentrated in the southern markets served by the Company at December 31, 2002 and 2001.

NOTE F — ALLOWANCE FOR LOAN LOSSES

      The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

	2002	2001	2000

	(In Thousands)
Balance at beginning of year	$483,124	$450,348	$442,343
Provision charged to operations	126,732	118,293	92,827
Loans charged-off	(127,620)	(125,758)	(105,703)
Recoveries on loans previously charged-off	14,102	14,150	12,540
Allowance from acquisitions	2,163	26,091	8,341

Balance at end of year	$498,501	$483,124	$450,348

      The Company had $175.5 million and $217.5 million of non-performing loans at December 31, 2002 and 2001, respectively. In addition, accruing loans 90 days or more past due totaled $72.6 million and $74.2 million at December 31, 2002 and 2001, respectively.

      The recorded investment in impaired loans, as defined by SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended, at December 31, 2002 was $144.2 million and at December 31, 2001 was $189.7 million. The Company had $35.4 million of specific allowance related to $128.7 million of these loans at December 31, 2002. The Company had $32.3 million of specific allowance related to $125.1 million of these loans at December 31, 2001. The average investment in these loans for the years ended December 31, 2002 and 2001 was approximately $157.0 million and $162.2 million, respectively.

      Had income on non-accrual loans been recorded under original terms, $10.1 million and $8.2 million of interest income would have been recorded in 2002 and 2001, respectively. The amount of interest income on those loans that was included in net income in 2002, 2001, and 2000 was immaterial.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G — PREMISES AND EQUIPMENT

      The following is a summary of premises and equipment at December 31:

	2002	2001

	(In Thousands)
Land	$246,603	$227,230
Buildings and improvements	639,344	577,522
Equipment	429,187	394,488

	1,315,134	1,199,240
Less accumulated depreciation	396,172	360,688

Totals	$918,962	$838,552

NOTE H — GOODWILL AND OTHER INTANGIBLE ASSETS

      The Company’s core deposit intangible assets were $37.0 million as of December 31, 2002, with an original cost of $172.0 million and accumulated amortization of $135.0 million. Amortization expense during 2002, 2001, and 2000 was $14.2 million, $13.7 million, and $27.0 million, respectively. Estimated amortization expense related to core deposit intangible assets for the next five years is as follows: $12.8 million in 2003, $10.4 million in 2004, $4.6 million in 2005, $1.7 million in 2006 and $1.7 million in 2007. The Company acquired $3.0 million in core deposit intangible assets as part of the acquisition of Landmark Bancshares on March 1, 2002. These newly acquired core deposit intangible assets are amortized over a weighted-average seven-year period.

      The following table details the change in the carrying amount of goodwill for the year ended December 31, 2002:

	Commercial	Regional	Total
	Banking	Banking	Goodwill

	(In Millions, except per share data)
Balance at beginning of year	$157.7	$322.7	$480.4
Reclassified goodwill under SFAS 147	125.9	125.9	251.8
Goodwill acquired	9.4	17.8	27.2
Other	0.5	1.0	1.5

Balance at end of year	$293.5	$467.4	$760.9

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table is a reconciliation of net income, basic earnings per share, and diluted earnings per share with and without goodwill amortization for the years ended December 31:

	2002	2001	2000

	(In Millions, except per
	share data)
Reported net income	$649.9	$554.5	$482.3
Add back: Goodwill amortization, net of applicable taxes	—	20.9	19.3

Adjusted net income	$649.9	$575.4	$501.6

Basic earnings per share:
Reported net income	$1.87	$1.62	$1.43
Goodwill amortization	—	0.07	0.06

Adjusted net income	$1.87	$1.69	$1.49

Diluted earnings per share:
Reported net income	$1.85	$1.61	$1.43
Goodwill amortization	—	0.06	0.05

Adjusted net income	$1.85	$1.67	$1.48

NOTE I — DEPOSITS

      The ending balance of deposits and average rates paid on deposits are summarized for the last two years in the following table:

	Year Ended December 31,

	2002		2001

	Amount	Rate	Amount	Rate

	(Dollars In Millions)
Demand deposits:
Non-interest-bearing	$4,652.5		$4,392.3
Interest-bearing	4,520.7	0.98%	3,936.8	1.86%
Savings deposits	2,317.5	1.20	2,268.8	2.37
Time deposits	21,454.7	2.54	22,036.2	4.69

Totals	$32,945.4		$32,634.1

      The aggregate amount of time deposits of $100,000 or more at December 31, 2002 and 2001 were $7,219.8 million and $8,963.9 million, respectively.

      At December 31, 2002, the scheduled maturities of total time deposits are as follows:

(In Millions)

2003	$18,189.0
2004	2,359.3
2005	480.8
2006	148.3
2007	115.8
Thereafter	161.5

Total	$21,454.7

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J — SHORT-TERM BORROWINGS

      The following presents information concerning short-term borrowings at December 31, 2002 and 2001. Such short-term borrowings are issued on normal banking terms.

	2002	2001

	(Dollars in Millions)
Federal funds purchased:
Balance	$2,779.3	$3,416.4
Daily weighted-average rate during year	1.81%	4.03%
Weighted-average rate at year end	1.33	2.08
Securities sold under agreements to repurchase:
Balance	$1,977.0	$2,395.4
Daily weighted-average rate during year	1.46%	3.59%
Weighted-average rate at year end	1.01	1.62
Other short-term borrowings:
Balance	$509.6	$113.5
Daily weighted-average rate during year	2.19%	5.19%
Weighted-average rate at year end	1.87	2.56
Total short-term borrowings:
Balance	$5,265.9	$5,925.3
Average outstanding balance	5,848.2	7,054.3
Maximum month-end balance	6,997.2	8,021.8
Weighted-average rate at year end	1.25%	1.92%

      The daily weighted-average rate on short-term borrowings during 2002, 2001 and 2000 was 1.69%, 3.93%, and 6.32%, respectively.

NOTE K — FEDERAL HOME LOAN BANK ADVANCES

      The Company uses FHLB advances as an alternative to other funding sources with similar maturities. These advances are direct obligations of the Company’s wholly owned subsidiary, SouthTrust Bank.

      The following summarizes information concerning FHLB advances at December 31:

	2002	2001

	(Dollars in Millions)
Ending balance	$4,470.9	$4,221.1
Average balance	4,351.0	4,130.2
Maximum month end balance during year	4,471.0	4,251.7
Weighted-average remaining maturity	4.49 years	5.60 years

      The daily weighted-average rate on FHLB advances during 2002, 2001 and 2000 was 4.66%, 5.45%, and 6.04%, respectively.

      Of the $4,470.9 million balance of FHLB advances, $2,170.9 million had fixed interest rates with an average of 4.32% and $2,300.0 had floating rates with an average of 4.14% at December 31, 2002. Also, $2,170.0 million of FHLB advances outstanding at December 31, 2002 were callable at the discretion of the FHLB. See related discussion in Note C regarding securities and loans pledged against FHLB advances at December 31, 2002 and 2001.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Maturities of FHLB advances outstanding at December 31, 2002 are summarized as follows:

(In Millions)

2003	$1,390.0
2004	400.0
2005	750.0
2006	0.1
2007	—
Thereafter	1,930.8

Totals	$4,470.9

NOTE L — LONG-TERM DEBT

      A summary of long-term debt at December 31 follows:

	2002	2001

	(In Millions)
SouthTrust Corporation:
7.00% Debentures due May 15, 2003	$100.0	$100.0
7.625% Subordinated Notes due May 1, 2004	100.0	100.0
8.625% Subordinated Notes due May 15, 2004	100.0	100.0
8.00% Subordinated Notes due September 15, 2014	50.0	50.0
Basis Adjustment on Long-Term Debt Hedged	18.8	22.1

	368.8	372.1
SouthTrust Bank:
7.00% Subordinated Notes due November 15, 2008	200.0	200.0
Variable Rate Subordinated Notes due December 29, 2017	25.0	25.0
7.74% Subordinated Notes due May 15, 2025	50.0	50.0
7.69% Subordinated Capital Notes due May 15, 2025	100.0	100.0
6.565% Subordinated Notes due December 15, 2027	100.0	100.0
6.125% Subordinated Notes due January 09, 2028	200.0	200.0
Variable Rate Bank Notes due October 3, 2003	200.0	200.0
Variable Rate Bank Notes due March 19, 2004	256.5	—
Variable Rate Bank Notes due May 24, 2004	470.0	—
Variable Rate Bank Notes due June 21, 2004	150.0	—
Variable Rate Bank Notes due July 16, 2004	25.0	—
5.58% Bank Notes due February 6, 2006	1.2	1.2
Capital Leases	1.1	0.2
Basis Adjustment on Long-Term Debt Hedged	34.3	14.9

	1,813.1	891.3

Total long-term debt	$2,181.9	$1,263.4

      The Company uses interest rate swap agreements (“swaps”) to hedge the change in fair values of certain of the long-term debt instruments above, converting the effective rate paid on the debt from a fixed rate to a variable rate based on the floating London Interbank Offered Rate (“LIBOR”). The average contractual rates paid on long-term debt for the years ended December 31, 2002, 2001 and 2000 were 3.78%, 6.01% and 6.82%, respectively. The modified rates paid for those same periods, given effect for the swaps, were 3.40%, 5.69% and 6.72%, respectively. See further discussion in Note M.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, SouthTrust Bank issued $256.5 million in Variable Rate Bank Notes with an interest rate of LIBOR plus 10 basis points that are due in 2004. Also during 2002, SouthTrust Bank issued $645.0 million in Variable Rate Bank Notes with an interest rate of LIBOR plus 8 basis points that are due in 2004. The proceeds from these issuances in 2002 will be used for general operations. The 8.00% Subordinated Notes are callable in 2003, the 7.74% and 7.69% Subordinated Capital Notes are callable in the year 2005, the 6.565% Subordinated Notes are callable in the year 2007, and the 6.125% Subordinated Notes are callable in the year 2008. All other Subordinated Notes, along with the 7.00% Debentures are not callable prior to maturity. No sinking fund is required for any long-term debt. All of the Subordinated Notes and debentures, totaling $1,025.0 million in 2002 and 2001, qualify, after certain limitations based on remaining maturity, as supplemental capital under the Capital Adequacy Guidelines of the Federal Reserve Board. See further discussion in Note C.

      Scheduled maturities of long-term debt are as follows:

(In Millions)

2003	$301.9
2004	1,118.5
2005	—
2006	1.3
2007	—
Thereafter	760.2

Totals	$2,181.9

      At December 31, 2002, $2.1 billion of senior and subordinated bank notes of SouthTrust Bank remained available for issuance under a shelf registration statement. At December 31, 2002, $1.0 billion of either debt securities, preferred stock, or common stock of the Company remained available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

NOTE M — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

      Derivative financial instruments that are used as a part of the Company’s interest rate risk management strategy include some interest rate swaps that are designated as fair value hedges. These interest rate swaps provide for the Company to pay interest based on LIBOR while receiving payments on a fixed rate. Balance sheet items hedged include pools of fixed-rate deposit liabilities and certain fixed-rate long-term debt. Other non-interest income for the year ended December 31, 2002 included $0.9 million of net gains attributable to fair value hedge ineffectiveness, compared to $0.7 million of net losses for the year ended December 31, 2001.

      Also, some interest rate swaps used as part of the Company’s interest rate risk management strategy are designated as cash flow hedges. These interest rate swaps provide for the Company to pay interest based on LIBOR while receiving payments on a fixed rate, and are designated as cash flow hedges of pools of floating-rate LIBOR loans. Other interest rate swaps provide for the Company to pay a fixed rate of interest while receiving payments on a floating rate, and are designated as cash flow hedges of federal funds purchased and long-term bank notes. For the years ended December 31, 2002 and 2001, $18.3 million and $11.4 million, respectively, was reclassified from accumulated other comprehensive income related to interest received and paid on the interest rate swaps designated as cash flow hedges. Amounts reclassified to earnings are recorded in net interest income in the same category as the related hedged item. During the next twelve months, the Company expects to reclassify as earnings approximately $20.4 million from other accumulated comprehensive income related to cash flow hedges. For the years ended December 31, 2002 and 2001, there was no material amount of ineffectiveness recorded to earnings related to cash flow hedges.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s mortgage banking subsidiary enters into interest rate locks, where customers have locked into mortgages at a set interest rate, and forward sales commitments, which are future sales of mortgage loans to third parties at a specified price. Other non-interest income for the years ended December 31, 2002 and 2001 included $1.1 million and $0.6 million, respectively, of net gains attributable to the change in fair value of these derivatives.

      The following table summarizes information about the Company’s end-user derivatives, which excludes customer derivatives described in Note A, at December 31, 2002:

		Weighted			Carrying Value
		Average	Average
	Notional	Maturity	Received	Average	Gross	Gross
	Balance	In Months	Rate	Pay Rate	Gains	Losses	Net

	(Dollars in Millions)
Fair Value Hedges:
Interest rate swaps — received fixed/pay floating	$1,249.0	27	6.86%	1.89%	$91.2	—	$91.2
Cash Flow Hedges:
Interest rate swaps — received fixed/pay floating	450.0	49	6.77	1.78	64.5	—	64.5
Interest rate swaps — received floating/pay fixed	200.0	3	1.78	2.44	—	$(2.7)	(2.7)
Mortgage Lending Commitments:
Forward contracts	962.7	2	—	—	—	(1.9)	(1.9)
Interest rate lock commitments	171.2	2	—	—	3.6	—	3.6

Total Derivatives	$3,032.9						$154.7

      Credit risk represents the potential loss of the net accrued receivable that may occur due to the nonperformance by a party to a contract. The Company controls credit risk for interest rate swap contracts by applying uniform credit standards maintained for other activities with credit risk. The Company monitors transactions under credit risk limits previously approved as a result of the credit review and also enters into collateralization agreements with each counterparty. At December 31, 2002 and 2001, the net accrued receivables were $13.5 million and $12.5 million, respectively.

NOTE N — COMMITMENTS AND CONTINGENCIES

Litigation

      Certain of the Company’s subsidiaries are defendants in various proceedings arising in the normal course of business. These claims relate to the lending and investment advisory services provided by the Company and include alleged compensatory and punitive damages.

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

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

      At December 31, 2002, the Company was obligated under various cancelable and non-cancelable leases for premises and equipment. Certain leases contain various renewal options that are priced at market rates. Total rental expense for the years ended December 31, 2002, 2001, and 2000 was $48.8 million, $46.7 million and $44.7 million, respectively. Future minimum rental commitments as of December 31, 2002 for all non-cancelable leases with initial terms of more than one year are as follows:

	Premises	Equipment	Total

	(In Thousands)
2003	$36,367	$1,355	$37,722
2004	32,231	778	33,009
2005	28,521	241	28,762
2006	25,263	—	25,263
2007	20,171	—	20,171
Thereafter	96,502	—	96,502

Totals	$239,055	$2,374	$241,429

Commitments and Standby Letters of Credit

      The Company, in the normal course of business, is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit to borrowers whose loans will be maintained for the Company’s portfolio and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk and market risk not reflected in the Consolidated Balance Sheets since no amount is recorded until the instrument is funded. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

      Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with the Company’s credit policies. Collateral, if deemed necessary, is based on Management’s credit evaluation of the counterparty and may include business assets of commercial borrowers as well as personal property and real estate of individual borrowers and guarantors.

      Commitments to extend credit are agreements to lend. Commitments to extend credit generally have fixed expiration dates or other termination clauses that may require payment of a fee by the customer. The Company’s exposure to credit risk in the event of nonperformance by the other party is the contract amount. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates and the Company’s exposure is limited to the replacement value of those commitments. The Company’s subsidiary bank had outstanding commitments to extend credit of approximately $12,866.0 million at December 31, 2002 and $12,183.3 million at December 31, 2001. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

      Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. The Company’s subsidiary bank had standby letters of credit outstanding of approximately $1,384.3 million at December 31, 2002 and $1,127.1 million at December 31, 2001.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O — PENSION, POSTRETIREMENT, AND OTHER BENEFITS

Defined Benefit and Defined Contribution Plans

      The Company has a trusteed defined benefit pension plan for the benefit of substantially all employees of the Company and its subsidiaries, the “Pension Plan.” The Company also maintains an additional retirement plan, the “Additional Retirement Plan,” three deferred compensation plans (including a new plan for 2002), the “Deferred Plans,” a performance incentive retirement benefit plan, the “Incentive Plan,” and an enhanced benefit plan, the “Enhanced Retirement Plan”, for certain key executives. The Company’s funding policy with respect to the Pension Plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. The other plans are unfunded.

      The Company maintains a defined contribution profit sharing plan, the “Profit Sharing Plan”, that meets the requirements of Section 401(a) of the Internal Revenue Code and includes a cash or deferred arrangement under Section 401(k). The Company guarantees a match of employee contributions to the Profit Sharing Plan up to 6% of participants’ salaries. The participants are allowed to contribute up to 15% on a tax-deferred basis. The Company also maintains a cash profit sharing arrangement that is paid out each January. Provisions for contributions to the Profit Sharing Plan and the cash arrangement totaled approximately $30.0 million in 2002, $25.2 million in 2001, and $18.5 million in 2000.

      The Company maintains an employee stock ownership plan (“ESOP”) designed to promote employee ownership in the Company. Employee participation in the ESOP is automatic and at no cost to the participant. Employees become participants in the ESOP on the January 1 or July 1 following the completion of two years of employment with the Company. At the end of each year, the Company’s Board of Directors determines the contribution to the ESOP. Shares are then allocated to the accounts of all eligible ESOP participants, based upon a percentage of each participant’s pay. Each plan participant is automatically 100% vested when they enter the plan. The contributions to the ESOP were approximately $9.3 million, $6.8 million, and $3.8 million for the years ended December 31, 2002, 2001, and 2000 respectively.

      As of December 31, 2002, the Pension Plan, the Profit Sharing Plan, and the ESOP owned 1,390,251, 4,881,501, and 517,960 shares of the Company’s common stock, and received dividends on those shares of $930,299, $3,129,380, and $261,339, respectively.

      The Company maintains a performance plan designed to reward senior officers for achieving certain Company performance goals on an annual basis. Provisions for compensation related to this plan for the years ended December 31, 2002, 2001, and 2000 were $8.3 million, $6.5 million, and $7.5 million, respectively.

      The Company maintains a deferred compensation plan for certain senior officers. Participants in the plan may elect to defer a discretionary portion of their salaries to a deferred retirement account. At retirement, participants may receive their balance payable in one lump sum payment or may elect to receive payments in quarterly or annual installments over a period not to exceed fifteen years. The balance of the deferred compensation plan, recorded in other liabilities, at December 31, 2002 and 2001 was $18.1 million and $13.2 million, respectively.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan

      The following table sets forth the plan’s funded status and amounts recognized in the Company’s Consolidated Financial Statements at December 31, 2002 and 2001:

	2002	2001

	(In Thousands)
Benefit obligation:
Balance at the beginning of the year	$182,058	$151,579
Service cost	13,473	12,057
Interest cost	12,731	11,510
Actuarial loss	3,609	12,051
Benefits paid	(6,145)	(5,763)
Change in plan provisions	0	624

Balance at the end of the year	$205,726	$182,058

Change in plan assets:
Fair value at the beginning of the year	$138,881	$122,888
Actual gain (loss) on plan assets	(7,632)	10,132
Employer contributions	38,000	11,624
Benefits paid	(6,145)	(5,763)

Fair value at the end of the year	$163,104	$138,881

Funded status	$(42,622)	$(43,177)
Unrecognized transition asset	0	(514)
Unrecognized prior service cost	572	630
Unrecognized net actuarial loss	54,562	32,642

Net amount recognized	$12,512	$(10,419)

Assumptions as of December 31:
Discount rate	6.75%	7.25%
Expected long-term rate of return on plan assets	8.50	8.50
Rate of annual compensation increases	5.00	5.50

      Net periodic pension cost for 2002, 2001, and 2000 includes the following components:

	2002	2001	2000

	(In Thousands)
Service cost	$13,473	$12,057	$9,143
Interest cost	12,731	11,510	9,706
Expected return on plan obligation	(11,589)	(11,617)	(9,957)
Amortization of unrecognized transitional asset	(514)	(521)	(521)
Amortization of prior service cost	58	104	104
Recognized net actuarial loss	910	708	0

Total	$15,069	$12,241	$8,475

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Retirement, Deferred, Incentive, and Enhanced Retirement Plans

      The following table sets forth the plans’ funded status and amounts recognized in the Company’s Consolidated Financial Statements at December 31, 2002 and 2001:

	2002	2001

	(In Thousands)
Benefit obligation:
Balance at the beginning of the year	$30,459	$27,684
Service cost	1,607	1,626
Interest cost	2,763	2,051
Actuarial loss	6,584	615
Benefits paid	(967)	(938)
Change in plan provisions	6,879	(579)

Balance at the end of the year	$47,325	$30,459

Change in plan assets:
Fair value at the beginning of the year	$0	$0
Employer contributions	967	938
Benefits paid	(967)	(938)

Fair value at the end of the year	$0	$0

Funded status	$(47,325)	$(30,459)
Unrecognized prior service cost	7,908	4,570
Unrecognized actuarial net loss	14,615	8,783

Net amount recognized	$(24,802)	$(17,106)

Amount recognized in the consolidated balance sheet:
Accrued liability	$(43,264)	$(26,408)
Unrecognized prior service cost	8,394	5,125
Accumulated other comprehensive income	10,068	4,177

Net amount recognized	$(24,802)	$(17,106)

Weighted-average assumptions as of December 31:
Discount rate	6.75%	7.25%
Rate of annual compensation increases	4.50	4.50
Increase in maximum benefit and compensation limits	3.50	3.50

      Net periodic benefit cost for 2002, 2001 and 2000 includes the following components:

	2002	2001	2000

	(In Thousands)
Service cost	$1,607	$1,626	$598
Interest cost	2,763	2,051	1,822
Amortization of prior service cost	3,540	606	457
Recognized net actuarial loss	753	662	553

Total	$8,663	$4,945	$3,430

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the applicable plans with accumulated benefit obligations in excess of plan assets were $47.3 million, $43.3 million, and $0, respectively, as of December 31, 2002 and $24.5 million, $20.4 million and $0, respectively, as of December 31, 2001.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table sets forth the plan’s funded status and amounts recognized in the Company’s Consolidated Financial Statements at December 31, 2002 and 2001:

	2002	2001

	(In Thousands)
Postretirement benefit obligation:
Balance at the beginning of the year	$4,385	$3,349
Service cost	471	356
Interest cost	396	282
Plan participants’ contributions	593	266
Actuarial loss	3,416	645
Benefits paid	(1,056)	(513)

Balance at the end of the year	$8,205	$4,385

Change in plan assets:
Fair value at the beginning of the year	$0	$0
Employer contributions	463	247
Plan participants’ contributions	593	266
Benefits paid	(1,056)	(513)

Fair value at the end of the year	$0	$0

Funded status	$(8,205)	$(4,385)
Unrecognized transition liability	1,056	1,161
Unrecognized net (gain)/loss	1,352	(2,082)

Net amount recognized	$(5,797)	$(5,306)

Weighted-average assumed discount rate	6.75%	7.25%
Medical trend rate:
First year rate	10.00%	8.00%
Ultimate rate	6.00	7.00
Selected period	4 years	1 year

      Effect of one percentage point change in health care cost trend on:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

	(In Thousands)
Service and interest cost	$123	$(105)
Postretirement benefit obligation	586	(507)

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net postretirement health care cost for 2002, 2001, and 2000 includes the following components:

	2002	2001	2000

	(In Thousands)
Service cost	$471	$356	$286
Interest cost	396	282	219
Amortization of unrecognized transitional liability	105	106	106
Recognized net actuarial gain	(17)	(129)	(177)

Total	$955	$615	$434

NOTE P — STOCK-BASED COMPENSATION

Long-Term Incentive Plan

      The Company maintains an incentive compensation plan, known as the Long-Term Incentive Plan (the “Plan”), that permits the grant of either stock options, stock appreciation rights, restricted stock, performance shares, or performance units to certain key employees. The Company has reserved 24.6 million shares for issuance under the Plan. For options granted under the Plan, the option exercise price equals the stock’s market price on the date of grant. The majority of the Plan’s options vest after either one year or three years, and expire after ten years. The remainder is on a graded vesting schedule ranging from two to five years, and expires after ten years.

      A summary of the status of the Company’s stock options at December 31, 2002, 2001, and 2000 and changes during the years then ended is presented in the tables below:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	12,557,702	$16.39	10,814,294	$15.22	9,159,598	$14.64
Granted	2,645,500	24.02	2,442,600	20.03	2,165,500	15.69
Issued in business combinations	—	—	256,305	15.45	94,074	4.58
Exercised	(448,338)	10.53	(693,323)	9.86	(583,074)	6.31
Forfeited	(130,139)	20.15	(262,174)	18.43	(21,804)	11.15

Outstanding at end of year	14,624,725	$17.91	12,557,702	$16.39	10,814,294	$15.22

Exercisable at end of year	7,684,625	$15.78	8,123,102	$15.48	7,075,794	$13.95

Weighted average fair value of options granted		$6.35		$5.37		$4.18

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information pertaining to options outstanding at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life (in	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	years)	Price	Exercisable	Price

$ 3.50 — $ 8.50	1,596,472	2.2	$7.25	1,596,472	$7.25
8.51 — 13.50	1,018,469	4.1	12.11	1,018,469	12.11
13.51 — 18.50	3,952,024	6.4	16.88	1,960,024	18.09
18.51 — 24.50	8,057,760	7.4	21.27	3,109,660	19.90

Total	14,624,725			7,684,625

      If the Company had elected to recognize compensation cost for options granted in 2002, 2001 and 2000, based on the fair value of the options as permitted by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

	(In Thousands, Except Per Share
	Data)
Net income — as reported	$649,871	$554,468	$482,330
Deduct: Total stock-based employee compensation expense determined under fair based method for all awards, net of related tax effects	9,093	4,808	2,568

Net income — pro forma	$640,778	$549,660	$479,762

Earnings per share — as reported
Basic	$1.87	$1.62	$1.43
Diluted	1.85	1.61	1.43
Earnings per share — pro forma
Basic	$1.85	$1.61	$1.43
Diluted	1.83	1.59	1.42

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Expected dividend yield	3.21%	2.80%	3.19%
Expected stock price volatility	28	34	32
Risk-free interest rate	4.82	5.01	6.52
Expected life of options	7 years	4 years	4 years

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Shares

      During 2002, 2001 and 2000, the Company granted 94,072, 98,100 and 96,800 performance shares under the Long-Term Incentive Plan, respectively, to certain executive officers. Actual shares awarded are determined by various performance criteria, which may result in the issuance of either more or fewer shares than initially granted. Payment of the earned performance shares will be made 50% in cash and 50% in shares. Sale or other transfer of the shares is restricted for three years from the end of the performance period. The performance period is generally three years. Compensation for performance shares under the Plan is charged to earnings over the performance period based on certain performance goals and/or conditions being met over a period of time, and amounted to $4.9 million, $5.4 million and $1.6 million in 2002, 2001, and 2000, respectively.

Employee Stock Purchase Plans

      The SouthTrust Corporation Discount Stock Payroll Purchase Plan (the “Discount Stock Plan”) was established in order to give all employees an opportunity to acquire equity interest in the Company at a 15% discount to the market price. Awards are made to all employees who have completed two years of full-time service to the Company or its subsidiaries. In each calendar year, the aggregate purchase price of shares of Common Stock awarded to each employee may not exceed 10% of the annual salary of each employee. Certain restrictions are imposed on the shares of Common Stock awarded under the Discount Stock Plan, and under certain circumstances, the Company may repurchase such shares. Employees purchased 144,468 and 115,410 shares under the Discount Stock Plan in 2002 and 2001, respectively.

Director’s Stock Purchase Plan

      The Director’s Stock Purchase Plan allows directors to elect that all or any portion of their director’s fees be used to purchase SouthTrust Common Stock on the director’s behalf through the SouthTrust Corporation Dividend Reinvestment and Common Stock Purchase Plan. An amount equal to 25% of the election amount is added to the election amount and used to purchase SouthTrust Common Stock at the then market rate.

NOTE Q — INCOME TAXES

      The provision for income taxes for the years ended December 31, was as follows:

	2002	2001	2000

	(In Thousands)
Current:
Federal	$250,475	$175,921	$150,560
State	27,771	14,244	9,656

	278,246	190,165	160,216

Deferred:
Federal	33,020	73,441	59,742
State	1,360	9,396	9,109

	34,380	82,837	68,851

Totals	$312,626	$273,002	$229,067

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (35%) to income before taxes for the years ended December 31, were as follows:

	2002		2001		2000

	(In Thousands)
Pre-tax income at statutory rates	$336,874	35%	$289,614	35%	$248,989	35%
Add (deduct)
State income tax, net of federal tax benefit	18,935	2	15,366	2	12,197	2
Tax-exempt income	(25,001)	(3)	(25,962)	(3)	(26,391)	(4)
Other	(18,182)	(2)	(6,016)	(1)	(5,728)	(1)

Totals	$312,626	32%	$273,002	33%	$229,067	32%

      The components of the net deferred tax liability at December 31, were as follows:

	2002	2001

	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$188,882	$175,986
Employee benefits	31,258	22,960
Other	17,154	17,153

Total deferred tax assets	237,294	216,099

Deferred tax liabilities:
Depreciation	(16,171)	(9,739)
Leasing	(396,094)	(352,043)
Loan fees	(11,772)	(11,289)
Unrealized gain on securities	(139,572)	(21,366)
Unrealized gain on derivatives	(23,510)	0
Other	(22,586)	(19,683)

Total deferred tax liabilities	(609,705)	(414,120)

Net Deferred Tax Liability	$(372,411)	$(198,021)

      The Company’s federal and state income tax returns are subject to routine examination by governmental authorities. Various examinations are now in progress covering certain returns and, in the opinion of Management, any adjustments that may result from such examinations will not have a material effect on the Company’s consolidated financial statements.

      The deferred tax assets above are net of an insignificant valuation allowance. The Company has sufficient refundable taxes paid in available carry back years to realize its recorded deferred tax assets.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE R — FAIR VALUE OF FINANCIAL INSTRUMENTS

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

		(In Thousands)
Assets:
Cash and due from banks	$1,005,327	$1,005,327	$1,159,236	$1,159,236
Federal funds sold and other short-term investments	11,212	11,212	33,947	33,947
Trading securities	56,356	56,356	107,321	107,321
Loans held for sale	1,134,013	1,134,013	787,710	787,710
Available-for-sale securities	10,644,634	10,644,634	9,954,837	9,954,837
Held-to-maturity securities	368,791	400,587	544,695	562,296
Loans, net of leases	32,960,500	33,512,488	31,993,020	32,555,492
Derivative financial instruments	269,101	269,101	118,152	118,152
Interest receivables and other financial instruments	292,784	292,784	335,056	335,056
Liabilities:
Deposits	32,945,406	33,141,892	32,634,111	32,798,925
Federal funds purchased and other short-term borrowings	5,265,944	5,265,944	5,925,327	5,925,327
FHLB advances	4,470,944	4,733,772	4,221,066	4,373,874
Long-term debt	2,181,894	2,314,376	1,263,419	1,336,715
Derivative financial instruments	115,034	115,034	0	0
Interest payables and other financial instruments	1,079,087	1,079,087	748,250	748,250
Off-balance sheet instruments-assets/(liabilities):
Commitments to extend credit	(45,912)	(71,219)	(37,267)	(61,851)
Standby letters of credit	(1,909)	(1,909)	(1,398)	(1,398)

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

Loans Held For Sale and Securities

      Substantially all of the Company’s held-to-maturity securities and loans held for sale to third-party investors have a readily determinable fair value. Fair values for these securities and loans are based on quoted market prices, when available. If not available, fair values are based on market prices of comparable instruments. The carrying amount of accrued interest on securities approximates its fair value.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative Financial Instruments

      The fair values of the Company’s derivative financial instruments are based on quoted market prices or an estimate of future cash flows discounted at a market rate.

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

FHLB Advances and Long-Term Debt

      The fair values of the Company’s FHLB advances and long-term debt are based on quoted market prices of similar instruments or estimates using the Company’s incremental borrowing rates for similar types of instruments.

Off-Balance-Sheet Instruments

      Off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. The fair value of such instruments is estimated using current settlement values or based on fees currently charged for similar arrangements in the market place, adjusted for changes in terms and credit risk as appropriate.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE S — BUSINESS SEGMENTS

      The Company segregates financial information for use in assessing its performance, which is ultimately used for allocating resources to its business segments. The Company has four reportable business segments, which are primarily aligned along lines of business. Each segment is managed by one or more of the Company’s executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The four reportable business segments are Commercial Banking, Regional Banking, Funds Management, and Capital Management.

      The Commercial Banking segment provides financing and other services for corporate customers throughout all geographic areas covered by SouthTrust. Types of corporate lending include the following: commercial and industrial, commercial real estate, leasing, asset-based lending and health care. Also, this segment provides cash management and international services in conjunction with the lending relationship established with commercial banking customers.

      The Regional Banking segment generates revenues through the Company’s branch banking network. Services and products include retail and small business lending, depository services, business banking and private banking. Also included in Regional Banking are regional lending activities, such as middle-market and residential construction, and certain centralized consumer lending areas such as mortgage lending and auto leasing. Branch administration costs are also included in Regional Banking.

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

      The remaining Company divisions included within the Reconciliation grouping are divisions that have no operating revenue. They contain unallocated costs from support areas not directly associated with the other reportable segments. Other items in this grouping include provision for loan losses in excess of amounts allocated to the operating segments, income from bank owned life insurance, intangible amortization and income tax expense. Intercompany eliminations are also included in the Reconciliation group.

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

      The Company’s management accounting policies are continuously evolving based on both internal and external factors. Therefore, the Company has restated the comparative 2001 and 2000 business segment information to conform to the 2002 presentation. The restatement for 2001 and 2000 relates to organizational changes made during 2002, changes to the allocation of interest rate risk and changes to the allocations of support function costs to operating segments. As management accounting policies change, prior period restatements may also be necessary in the future. In addition, results of operations for SouthTrust’s reportable segments may not be comparable to similar reportable segments for other financial institutions.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables present the Company’s business segment information for the years ended December 31, 2002, 2001, and 2000:

	2002

	Commercial	Regional	Funds	Capital	Reconciling	Total
	Banking	Banking	Management	Management	Items	Company

	(In Millions)
Net interest margin (FTE)	$312.3	$1,072.2	$477.8	$4.5	$(149.2)	$1,717.6
Provision for loan losses	37.5	82.5	—	2.0	4.7	126.7
Non-interest income	34.9	480.9	8.1	97.3	39.8	661.0
Non-interest expense	81.6	1,170.5	22.4	76.6	(74.3)	1,276.8

Income before income taxes	228.1	300.1	463.5	23.2	(39.8)	975.1
Income tax expense (FTE)	—	—	—	—	325.2	325.2

Net income	$228.1	$300.1	$463.5	$23.2	$(365.0)	$649.9

Ending assets	$11,663.3	$25,401.9	$11,856.2	$82.8	$1,566.7	$50,570.9

	2001

	Commercial	Regional	Funds	Capital	Reconciling	Total
	Banking	Banking	Management	Management	Items	Company

	(In Millions)
Net interest margin (FTE)	$320.7	$1,086.7	$259.4	$1.0	$(126.5)	$1,541.3
Provision for loan losses	34.0	76.3	—	1.9	6.1	118.3
Non-interest income	24.9	404.6	4.2	87.4	49.9	571.0
Non-interest expense	65.4	1,016.7	16.1	72.7	(17.6)	1,153.3

Income before income taxes	246.2	398.3	247.5	13.8	(65.1)	840.7
Income tax expense (FTE)	—	—	—	—	286.2	286.2

Net income	$246.2	$398.3	$247.5	$13.8	$(351.3)	$554.5

Ending assets	$10,973.4	$24,352.2	$10,975.2	$101.2	$2,352.5	$48,754.5

	2000

	Commercial	Regional	Funds	Capital	Reconciling	Total
	Banking	Banking	Management	Management	Items	Company

	(In Millions)
Net interest margin (FTE)	$284.9	$1,048.0	$(90.7)	$(0.6)	$158.6	$1,400.2
Provision for loan losses	24.7	63.0	—	0.9	4.2	92.8
Non-interest income	19.1	379.1	(7.0)	72.0	42.5	505.7
Non-interest expense	56.1	940.9	13.6	63.3	13.3	1,087.2

Income before income taxes	223.2	423.2	(111.3)	7.2	183.6	725.9
Income tax expense (FTE)	—	—	—	—	243.6	243.6

Net income	$223.2	$423.2	$(111.3)	$7.2	$(60.0)	$482.3

Ending assets	$10,820.7	$22,283.0	$9,621.3	$64.6	$2,356.9	$45,146.5

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE T — SECURITIZATIONS

      During 2002, the Company securitized approximately $400.7 million of its 1-4 family mortgage loans. There were no securitizations during 2001; however, in 2000, the Company securitized approximately $1.9 billion of its 1-4 family mortgage loans. In the 2002 and 2000 securitizations, the Company received 100% of the securities backed by the mortgage loans, which are guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and did not account for the securitizations as sales transactions. The mortgage-backed securities are classified as available-for-sale on the Company’s Consolidated Balance Sheets and therefore are carried at fair value based on quoted market prices. The sensitivity of the current fair value of the retained mortgage-backed securities to 10% and 20% adverse changes in quoted market prices is a decline in fair value of 10% and 20%, respectively. The Company continues to service the related mortgage loans. The related servicing asset was not recorded, as the amount was immaterial. Accordingly, the sensitivity of the current fair value of the servicing asset to 10% and 20% adverse changes in key assumptions was not material.

      The Company provided first-loss guarantees in some of these securitizations, in which a certain percentage of credit losses will be reimbursed by the Company. The maximum potential future payments the Company could be required to make under these guarantees at December 31, 2002 was $71.3 million, which is not recorded as a liability since the securitizations were not accounted for as sales transactions. The Company has pledged $49.4 million in available-for-sale securities to support these guarantees at December 31, 2002.

      The following table presents information concerning 1-4 family mortgage loan securitizations as of December 31, 2002 and 2001:

	2002			2001

	Total	Total 90 Days		Total	Total 90 Days
	Principal	or More	Net Credit	Principal	or More	Net Credit
	Amount	Past Due	Losses	Amount	Past Due	Losses

	(In Millions)
Total residential real estate loans managed or securitized	$8,483.3	$32.2	$7.6	$8,342.5	$22.3	$7.4
Less:
Loans securitized	1,226.2	5.4	0.0	1,440.6	2.5	0.0
Loans held for sale or securitization	1,134.0	5.7	0.0	787.7	3.3	0.0

Total residential real estate loans held for investment	$6,123.1	$21.1	$7.6	$6,114.2	$16.5	$7.4

Fair value of retained mortgage-backed securities	$1,275.9			$1,481.6

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE U —	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

PARENT COMPANY BALANCE SHEETS

	December 31,

	2002	2001

	(In Thousands)
Assets
Cash*	$68	$213
Short-term investments*	139,808	110,901
Available-for-sale securities	72,279	9,137
Loans to subsidiaries*	10,281	10,423
Investment in subsidiaries*:
Bank and bank holding company	4,743,654	4,176,402
Non-banks	59,569	44,617
Other assets	46,359	52,405

Total assets	$5,072,018	$4,404,098

Liabilities and Stockholders’ Equity
Short-term borrowings	$10,564	$7,344
Other liabilities	65,043	62,253
Long-term debt	368,830	372,126

Total liabilities	444,437	441,723
Stockholders’ equity	4,627,581	3,962,375

Total liabilities and stockholders’ equity	$5,072,018	$4,404,098

PARENT COMPANY STATEMENTS OF INCOME

	2002	2001	2000

	(In Thousands)
Income:
From subsidiaries*:
Dividends from bank	$308,654	$461,880	$182,070
Interest	2,138	2,288	7,013
Service fees	17,960	13,152	13,671
Other	2,476	4,576	3,277

Total income	331,228	481,896	206,031

Expense:
Salaries and employee benefits	19,676	15,073	11,518
Interest	9,517	19,447	25,743
Other	6,692	5,401	1,229

Total expense	35,885	39,921	38,490

Income before income taxes and equity in undistributed net income of subsidiaries	295,343	441,975	167,541
Income taxes	(5,815)	(7,992)	(6,016)

Income before equity in undistributed net income of subsidiaries	301,158	449,967	173,557
Equity in undistributed net income of subsidiaries*:
Bank and bank holding company	334,536	94,129	301,548
Non-banks	14,177	10,372	7,225

Net income	$649,871	$554,468	$482,330

*	Eliminated in consolidation.

SOUTHTRUST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PARENT COMPANY STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In Thousands)
Operating Activities:
Net income	$649,871	$554,468	$482,330
Less equity in undistributed net income of subsidiaries	(348,713)	(104,501)	(308,773)

Income before equity in undistributed net income of subsidiaries	301,158	449,967	173,557
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Depreciation of premises and equipment	31	23	34
Deferred income tax	181	(906)	854
Gain on sale of available-for-sale securities	(40)	(1,778)	0
Net decrease in other assets	1,827	7,889	8,982
Net increase (decrease) in other liabilities	(7,193)	(1,492)	9,121

Net cash provided by operating activities	295,964	453,703	192,548
Investing Activities:
Proceeds from maturities, calls and repayments of available-for-sale securities	7,864	5,123	0
Proceeds from sales of available-for-sale securities	39,948	1,934	0
Purchase of available-for-sale securities	(49,712)	0	(6,359)
Advances to subsidiaries	(769)	(102,242)	(2,419)
Net (increase) decrease in:
Short-term investments	(67,444)	(63,084)	27,122
Loans to subsidiaries	142	44,113	(5,351)
Loans	0	0	355
Premises and equipment	0	(23)	(48)

Net cash provided by (used in) investing activities	(69,971)	(114,179)	13,300
Financing Activities:
Proceeds from issuance of common stock	6,139	7,387	6,900
Payments for:
Repurchase of common stock	0	(154,624)	0
Cash dividends	(235,497)	(192,091)	(195,981)
Net increase (decrease) in short-term borrowings	3,220	(447)	(16,436)

Net cash used in financing activities	(226,138)	(339,775)	(205,517)

Increase (decrease) in cash and due from banks	(145)	(251)	331

Cash and due from banks at beginning of year	213	464	133

Cash and due from banks at end of year	$68	$213	$464

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,679	$18,552	$26,195
Securities transferred from trading to available-for-sale	46,040	0	0

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On April 10, 2002, SouthTrust determined not to renew the engagement of its independent accountants, Arthur Andersen LLP (“Andersen”) and appointed KPMG LLP (“KPMG”) as its new independent accountants, effective immediately. This determination followed SouthTrust’s decision to seek proposals from independent accountants to audit SouthTrust’s financial statements for the fiscal year ending December 31, 2002. The decision not to renew the engagement of Andersen and to retain KPMG was approved by SouthTrust’s Board of Directors upon the recommendation of its Audit Committee. Andersen’s report on SouthTrust’s 2001 financial statements was issued earlier in March 2002, in conjunction with the filing of SouthTrust’s Annual Report on Form 10-K for the year ended December 31, 2001.

      During SouthTrust’s two most recent fiscal years ended December 31, 2001, and the subsequent interim period through April 10, 2002, there were no disagreements between SouthTrust and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports.

      The audit reports of Andersen on the consolidated financial statements of SouthTrust and subsidiaries as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. A letter from Andersen is included in Exhibit 16.

      None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within SouthTrust’s two most recent fiscal years and the subsequent interim period through April 10, 2002.

      During SouthTrust’s most recent fiscal years ended December 31, 2001, and the subsequent interim period through April 10, 2002, SouthTrust did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the Company’s directors is contained in the Company’s proxy statement for the annual meeting of stockholders on April 16, 2003 and is incorporated herein by reference.

      Information concerning the Company’s executive officers is contained herein in response to Item 1 of Part I.

      Section 16(a) Beneficial Ownership Reporting Compliance: SouthTrust’s executive officers, directors and 10% stockholders are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Commission. Copies of these reports must also be furnished to SouthTrust.

      Based solely on a review of copies of such reports furnished to SouthTrust through the date hereof, or written representations of such officers, directors or stockholders that no reports were required, SouthTrust believes that during 2002, all filing requirements applicable to its officers, directors and stockholders were complied with in a timely manner.

ITEM 11	EXECUTIVE COMPENSATION

      Information relating to executive compensation is contained in the Company’s proxy statement for the annual meeting of stockholders on April 16, 2003 and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item is contained in the Company’s proxy statement for the annual meeting of stockholders on April 16, 2003 and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information relating to this item is contained in the Company’s proxy statement for the annual meeting of stockholders on April 16, 2003 and is incorporated herein by reference.

ITEM 14	CONTROLS AND PROCEDURES

      The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. The evaluation was performed under the supervision and with the participation of the Company’s Disclosure Committee and Management, including the principal executive officer and the principal financial officer, within 90 days prior to the date of the filing of this annual report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

      Subsequent to the date of their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)1 — Financial Statements:

      The following consolidated financial statements of SouthTrust Corporation and subsidiaries, included in the annual report of the Company to its stockholders for the year ended December 31, 2002 are:

Reports of Independent Public Accountants

Consolidated Balance Sheets — December 31, 2002 and December 31, 2001

Consolidated Statements of Income — Years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows — Years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements — Years ended December 31, 2002, 2001, and 2000

      (a)2 — Financial Statement Schedules:

      All schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      (a)3 — Exhibits:

      *No. 3(a) — Composite Restated Certificate of Incorporation of SouthTrust Corporation, which was filed as Exhibit 3(i) to SouthTrust Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-3613).

      *No. 3(b) — Composite Restated Bylaws of SouthTrust Corporation, which was filed as Exhibit 4(e) to the Registration Statement on Form S-4 of SouthTrust Corporation (Registration No. 33-61557).

      *No. 4(a) — Articles FOURTH, SIXTH, SEVENTH and ELEVENTH of the Restated Certificate of Incorporation of SouthTrust Corporation (included at Exhibit 3(a)).

      *No. 4(b) — Certificate of Designation on Preferences and Rights of Series 1999 Junior Participating Preferred Stock, adopted December 16, 1998 and effective February 22, 1999, which was filed as Exhibit A to Exhibit 1 to SouthTrust Corporation’s Registration Statement on Form 8-A (File No. 001-14781).

      *No. 4(c) — Amended and Restated Shareholder’s Rights Agreement, dated as of August 1, 2000 between SouthTrust Corporation and American Stock Transfer & Trust Company, Rights Agent, which was filed as Exhibit 1 to SouthTrust Corporation’s Registration Statement on Form 8-A (File No. 001-14781).

      *No. 4(d) — Indenture, dated as of May 1, 1987, between SouthTrust Corporation and National Westminster Bank USA, which was filed as Exhibit 4(a) to SouthTrust Corporation’s Registration Statement on Form S-3 (Registration No. 33-13637).

      *No. 4(e) — Subordinated Indenture, dated as of May 1, 1992, between SouthTrust Corporation and Chemical Bank, which was filed as Exhibit 4(b)(ii) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-52717).

      *No. 4(f) — Form of Senior Indenture, which was filed as Exhibit 4(b)(i) to the Registration Statement on Form S-3 of SouthTrust Corporation (Registration No. 33-52717).

      #*No. 10(a) — Long-Term Incentive Plan, which was filed as Exhibit 2 to the Proxy Statement for SouthTrust Corporation dated March 10, 2000 (File No. 000-03613).

      #*No. 10(b) — Amended and Restated Senior Officer Performance Incentive Plan, which was filed as Exhibit I to the Proxy Statement for SouthTrust Corporation dated March 15, 1999 (File No. 000-03613).

      #*No. 10(c) — Amended and Restated Performance Incentive Plan of SouthTrust Corporation and its Subsidiaries, which was filed as Exhibit 10(c) to SouthTrust Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

      #*No. 10(d) — SouthTrust Corporation Performance Incentive Retirement Benefit Plan, which was filed as Exhibit 10(d) to SouthTrust Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

      #*No. 10(e) — Amended and Restated SouthTrust Corporation Deferred Compensation Plan, which was filed as Exhibit 10(e) to SouthTrust Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

      #*No. 10(f) — SouthTrust Corporation Enhanced Retirement Benefit Plan, which was filed as Exhibit 10(f) to SouthTrust Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

      #*No. 10(g) — SouthTrust Corporation Wallace D. Malone, Jr. Nonqualified Deferred Compensation Plan Agreement, which was filed as Exhibit 10(g) to SouthTrust Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

      #*No. 10(h) — Amended and Restated SouthTrust Corporation Executive Deferred Compensation Plan, which was filed as Exhibit 10(h) to SouthTrust Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

      #*No. 10(i) — SouthTrust Corporation Wallace D. Malone, Jr. Second Nonqualified Deferred Compensation Plan and Agreement, which was filed as Exhibit 10(i) to SouthTrust Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

      #*No. 10(j) — Split Dollar Life Insurance Agreement for Wallace D. Malone, Jr., which was filed as Exhibit 10(j) to SouthTrust Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

      #*No. 10(k) — Split Dollar Life Insurance Agreement for Julian W. Banton, which was filed as Exhibit 10(k) to SouthTrust Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

      #*No. 10(l) — SouthTrust Corporation Directors’ Stock Purchase Plan, which was filed as Exhibit 10(l) to SouthTrust Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

      #*No. 10(m) — SouthTrust Corporation Restated Directors’ Retirement Income Plan, which was filed as Exhibit 10(m) to SouthTrust Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

      #*No. 10(n) — Amended and Restated Employment Agreement for Wallace D. Malone, Jr., which was filed as Exhibit 10(n) to SouthTrust Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

      #*No. 10(o) — Employment Agreement for certain executive officers, which was filed as Exhibit 10(o) to SouthTrust Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

      #*No. 10(p) — SouthTrust Corporation Executive Management Retirement Plan, which was filed as Exhibit 10(a) to SouthTrust Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-3613).

      No. 12 — Statement of Computation of Ratios.

      *No. 16 — Letter of Arthur Andersen LLP regarding change in certifying accountant, which was filed as Exhibit 16.1 to SouthTrust Corporation’s Current Report on Form 8-K dated April 11, 2002.

      No. 21 — Subsidiaries of the Registrant.

      No. 23 — Consents of Experts and Counsel.

      No. 24 — Powers of Attorney.

      No. 99.1 — Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      No. 99.2 — Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      * Incorporated herein by reference.

      # Denotes management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K filed in the fourth quarter of 2002: None.

      (c) Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.

      (d) Financial Statements Schedules: None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHTRUST CORPORATION

/s/ WALLACE D. MALONE, JR.

Wallace D. Malone, Jr.
Chairman and Chief Executive Officer

Date: February 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

/s/ WALLACE D. MALONE, JR. Wallace D. Malone, Jr.	Chairman, Chief Executive Officer, Director	February 28, 2003
/s/ ALTON E. YOTHER Alton E. Yother	Treasurer and Controller (Principal Accounting and Financial Officer)	February 28, 2003
/s/ JULIAN W. BANTON Julian W. Banton	Chairman and Chief Executive Officer, SouthTrust Bank, Director	February 28, 2003
* Carl F. Bailey	Director	February 28, 2003
* John M. Bradford	Director	February 28, 2003
* William A. Coley	Director	February 28, 2003
* Garry N. Drummond	Director	February 28, 2003
* H. Allen Franklin	Director	February 28, 2003
* William C. Hulsey	Director	February 28, 2003
* Donald M. James	Director	February 28, 2003
* Allen J. Keesler, Jr.	Director	February 28, 2003

* Rex J. Lysinger	Director	February 28, 2003
* Dr. Judy Merritt	Director	February 28, 2003
* Van L. Richey	Director	February 28, 2003
/s/ WILLIAM L. PRATER William L. Prater Attorney-in-fact		February 28, 2003

CERTIFICATIONS

I, Wallace D. Malone, Jr., certify that:

      1. I have reviewed this annual report on Form 10-K of SouthTrust Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	/s/ WALLACE D. MALONE, JR. Wallace D. Malone, Jr. Chairman and Chief Executive Officer

CERTIFICATIONS

I, Alton E. Yother, certify that:

      1. I have reviewed this annual report on Form 10-K of SouthTrust Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	/s/ ALTON E. YOTHER Alton E. Yother Executive Vice President, Treasurer and Controller