Form 10-Q
period 2003-03-31
SOUTHTRUST CORP
filed 2003-05-14
CIK 92081

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 (205) 254-5000

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

Yes      [X]               No       [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes      [X]               No       [ ]

At April 30, 2003, 340,222,679 shares of the Registrant's Common Stock, $2.50 par value, were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement Description                                                         Page(s)
-------------------------------------------------------------------------------------
Consolidated Condensed Balance Sheets (Unaudited)
         March 31, 2003, December 31, 2002 and
         March 31, 2002                                                         3

Consolidated Condensed Statements of Income (Unaudited)
         Three months ended March 31, 2003 and 2002                             4

Consolidated Condensed Statements of Stockholders' Equity
  and Comprehensive Income (Unaudited)
         Three months ended March 31, 2003 and 2002                             5

Consolidated Condensed Statements of Cash Flows (Unaudited)
         Three months ended March 31, 2003 and 2002                             6

Notes to Consolidated Condensed Financial Statements (Unaudited)                7-13

         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of Management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three month periods ended March 31, 2003 and 2002. Results of operations for the interim 2003 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         These items are included on Pages 14-31.

ITEM 4.  CONTROLS AND PROCEDURES

         This item is included on page 31.

                             SOUTHTRUST CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

(In Thousands, except share data)                                       MARCH 31            DECEMBER 31             MARCH 31
                                                                         2003                  2002                  2002
                                                                    --------------        --------------        --------------
ASSETS
  Cash and due from banks                                           $    1,128,132        $    1,005,327        $      906,912
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                                1,320                 6,638                39,046
    Interest-bearing deposits in other banks                                 7,143                 4,574                 3,191
    Trading securities                                                      73,780                56,356               105,408
    Loans held for sale                                                    894,018             1,134,013               391,425
                                                                    --------------        --------------        --------------

         Total short-term investments                                      976,261             1,201,581               539,070
  Available-for-sale securities                                         11,343,160            10,644,634            10,638,259
  Held-to-maturity securities(1)                                           306,350               368,791               495,097
  Loans                                                                 34,677,606            34,483,228            33,121,950
  Less:
    Unearned income                                                        237,244               245,649               251,568
    Allowance for loan losses                                              499,452               498,501               485,389
                                                                    --------------        --------------        --------------

         Net loans                                                      33,940,910            33,739,078            32,384,993
  Premises and equipment, net                                              916,367               918,962               868,698
  Due from customers on acceptances                                              0                     0                19,250
  Goodwill and core deposit intangible assets                              794,469               797,857               802,647
  Bank owned life insurance                                                995,419               984,766               947,006
  Other assets                                                             947,544               909,860               648,801
                                                                    --------------        --------------        --------------
         Total assets                                               $   51,348,612        $   50,570,856        $   48,250,733
                                                                    ==============        ==============        ==============
LIABILITIES
  Deposits:
    Interest-bearing                                                $   27,390,801        $   28,292,911        $   26,507,800
    Non-interest-bearing                                                 4,921,963             4,652,495             4,241,952
                                                                    --------------        --------------        --------------

         Total deposits                                                 32,312,764            32,945,406            30,749,752
  Federal funds purchased and securities sold
    under agreements to repurchase                                       6,446,351             4,756,286             6,939,012
  Other short-term borrowings                                              372,935               509,658                58,161
  Bank acceptances outstanding                                                   0                     0                19,250
  Federal Home Loan Bank advances                                        4,220,914             4,470,944             4,221,036
  Long-term debt                                                         2,329,028             2,181,894             1,511,402
  Other liabilities                                                      1,143,554             1,079,087               711,373
                                                                    --------------        --------------        --------------

         Total liabilities                                              46,825,546            45,943,275            44,209,986

STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00 a share(2)                                   0                     0                     0
   Common stock, par value $2.50 a share(3)                                891,301               889,450               888,858
   Capital surplus                                                         613,973               604,034               602,100
   Retained earnings                                                     3,078,313             2,979,822             2,664,625
   Accumulated other comprehensive income                                  270,428               334,928                65,350
   Treasury stock, at cost(4)                                             (330,949)             (180,653)             (180,186)
                                                                    --------------        --------------        --------------

         Total stockholders' equity                                      4,523,066             4,627,581             4,040,747
                                                                    --------------        --------------        --------------

         Total liabilities and stockholders' equity                 $   51,348,612        $   50,570,856        $   48,250,733

                                                                    ==============        ==============        ==============

(1) Held-to-maturity securities-fair value                          $      337,040        $      400,587        $      509,263
(2) Preferred shares authorized                                          5,000,000             5,000,000             5,000,000
    Preferred shares issued                                                      0                     0                     0
(3) Common shares authorized                                         1,000,000,000         1,000,000,000           500,000,000
    Common shares issued                                               356,520,441           355,779,957           355,543,312
(4) Treasury shares of common stock                                     14,638,054             8,855,791             8,837,373

                             SOUTHTRUST CORPORATION
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
(In Thousands, except per share data)                                                    MARCH 31
                                                                                --------------------------
                                                                                   2003             2002
                                                                                ---------         --------
INTEREST INCOME
  Loans, including fees                                                         $ 445,189         $504,704
  Available-for-sale securities                                                   148,966          158,417
  Held-to-maturity securities                                                       5,994            9,137
  Short-term investments                                                           14,446            9,685
                                                                                ---------         --------

      Total interest income                                                       614,595          681,943
                                                                                ---------         --------

INTEREST EXPENSE
  Deposits                                                                        121,701          167,251
  Short-term borrowings                                                            16,953           28,292
  Federal Home Loan Bank advances                                                  45,301           52,368
  Long-term debt                                                                   15,422           13,524
                                                                                ---------         --------

      Total interest expense                                                      199,377          261,435
                                                                                ---------         --------

      Net interest income                                                         415,218          420,508
      Provision for loan losses                                                    29,400           27,650
                                                                                ---------         --------

    NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                                               385,818          392,858

NON-INTEREST INCOME
  Service charges on deposit accounts                                              70,788           62,366
  Mortgage banking operations                                                      19,378           12,591
  Bank card fees                                                                   10,404           10,637
  Debit card fees                                                                  10,463            8,470
  Trust fees                                                                        7,423            7,971
  Investment fees                                                                  16,151           13,473
  Bank owned life insurance                                                        16,116           12,200
  Gains on sales of loans held for sale, net                                       11,742            9,389
  Securities gains (losses), net                                                   (1,096)           2,181
  Other                                                                            15,816           14,491
                                                                                ---------         --------

      Total non-interest income                                                   177,185          153,769
                                                                                ---------         --------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                                  194,414          182,118
  Net occupancy                                                                    25,986           26,608
  Equipment                                                                        15,935           16,498
  Professional services                                                            13,502           14,195
  Data processing                                                                  11,693           10,155
  Communications                                                                   12,245           14,515
  Other                                                                            38,206           48,233
                                                                                ---------         --------

      Total non-interest expense                                                  311,981          312,322
                                                                                ---------         --------

Income before income taxes                                                        251,022          234,305
Income tax expense                                                                 79,677           76,535
                                                                                ---------         --------

        NET INCOME                                                              $ 171,345         $157,770
                                                                                =========         ========


Average shares outstanding - basic (in thousands)                                 345,514          346,506
Average shares outstanding - diluted (in thousands)                               350,494          350,403
Net income per share - basic                                                    $    0.50         $   0.46
Net income per share - diluted                                                       0.49             0.45
Dividends declared per share                                                         0.21             0.17

                             SOUTHTRUST CORPORATION
               Consolidated Condensed Statements of Stockholders'
                         Equity and Comprehensive Income
                                   (Unaudited)

                                                                                           ACCUMULATED
                                               COMMON STOCK                                   OTHER
                                          -----------------------   CAPITAL     RETAINED  COMPREHENSIVE   TREASURY
                                            SHARES        AMOUNT    SURPLUS     EARNINGS      INCOME       STOCK         TOTAL
                                          -----------    --------   --------   ---------- -------------  ---------    ----------
                                                                 (In Thousands, except share data)
BALANCE AT JANUARY 1, 2002                346,272,607    $887,745   $597,187   $2,566,308    $ 91,029    $(179,894)   $3,962,375

Net income                                          0           0          0      157,770           0            0       157,770
Change in:
   Unrealized loss on available-for-
      sale securities, net*                         0           0          0            0     (19,608)           0       (19,608)
   Unrealized loss on derivatives, net*             0           0          0            0      (6,071)           0        (6,071)
                                                                                                                      ----------
   Total other comprehensive loss, net                                                                                   (25,679)
                                                                                                                      ----------
Comprehensive income                                                                                                     132,091
                                                                                                                      ==========

Dividends declared ($.17 per share)                 0           0          0      (59,453)          0            0       (59,453)
Common stock issued pursuant to:
   Long - term incentive plan                 318,190         795      3,068            0           0            0         3,863
   Employee discounted stock purchase
      plan                                    127,145         318      1,845            0           0            0         2,163
Treasury stock acquired                       (12,003)          0          0            0           0         (292)         (292)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002                 346,705,939    $888,858   $602,100   $2,664,625    $ 65,350    $(180,186)   $4,040,747
================================================================================================================================

BALANCE AT JANUARY 1, 2003                346,924,166    $889,450   $604,034   $2,979,822    $334,928    $(180,653)   $4,627,581

Net income                                          0           0          0      171,345           0            0       171,345
Change in:
   Unrealized loss on available-for-
      sale securities, net*                         0           0          0            0     (60,667)           0       (60,667)
   Unrealized loss on derivatives, net*             0           0          0            0        (376)           0          (376)
   Additional minimum benefit liability
     adjustment, net*                               0           0          0            0      (3,457)           0        (3,457)
                                                                                                                      ----------
   Total other comprehensive loss, net                                                                                   (64,500)
                                                                                                                      ----------
Comprehensive income                                                                                                     106,845
                                                                                                                      ==========

Dividends declared ($.21 per share)                 0           0          0      (72,854)          0            0       (72,854)
Common stock issued pursuant to:
   Long - term incentive plan                 596,149       1,490      7,338            0           0            0         8,828
   Employee discounted stock purchase
      plan                                    144,335         361      2,601            0           0            0         2,962
Treasury stock acquired                    (5,782,263)          0          0            0           0     (150,296)     (150,296)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003                 341,882,387    $891,301   $613,973   $3,078,313    $270,428    $(330,949)   $4,523,066
================================================================================================================================

* See disclosure of reclassification amount and tax effect in Notes to Consolidated Condensed Financial Statements

                             SOUTHTRUST CORPORATION
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
(In Thousands)                                                                             MARCH 31
                                                                                -------------------------------
                                                                                    2003               2002
                                                                                -----------         -----------
OPERATING ACTIVITIES
  Net income                                                                    $   171,345         $   157,770
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Provision (credit) for:
      Loan losses                                                                    29,400              27,650
      Depreciation of premises and equipment                                         15,248              14,403
      Amortization of intangibles                                                     4,321               4,231
      Amortization of security premium                                                  880                 831
      Accretion of security discount                                                 (8,755)             (4,966)
      Deferred income taxes                                                          11,953              (2,984)
      Bank owned life insurance                                                     (16,116)            (12,200)
   Gain on sales of loans held for sale, net                                        (11,742)             (9,389)
   Securities (gains) losses, net                                                     1,096              (2,181)
   Origination of loans held for sale                                            (1,331,064)           (715,363)
   Proceeds from sales of loans held for sale                                     1,582,801           1,121,037
   Net (increase) decrease in trading securities                                    (17,424)              1,913
   Net increase in other assets                                                     (50,555)            (22,300)
   Net increase (decrease) in other liabilities                                      54,363             (15,698)
                                                                                -----------         -----------
       Net cash provided by operating activities                                    435,751             542,754

INVESTING ACTIVITIES
  Proceeds from maturities, calls or prepayments of:
     Available-for-sale securities                                                1,290,859             507,941
     Held-to-maturity securities                                                     62,591              49,772
   Proceeds from sales of available-for-sale securities                           1,169,376             510,374
   Purchases of:
     Available-for-sale securities                                               (3,212,799)         (1,281,403)
     Premises and equipment                                                         (12,653)            (42,510)
  Net (increase) decrease in:
     Short-term investments                                                           2,749              11,989
     Loans                                                                         (226,475)            236,988
  Net cash paid in acquisitions                                                           0             (31,300)
                                                                                -----------         -----------
     Net cash used in investing activities                                         (926,352)            (38,149)

FINANCING ACTIVITIES
  Net increase (decrease) in:
     Deposits                                                                      (626,927)         (2,027,359)
     Short-term borrowings                                                        1,553,680           1,068,478
  Proceeds from:
     Common Stock issuances                                                           9,735               4,080
     Federal Home Loan Bank advances                                                      7                   7
     Long-term debt issuances                                                       150,000             257,483
  Payments for:
     Repurchase of common stock                                                    (149,981)                  0
     Federal Home Loan Bank advances                                               (250,037)                (37)
     Long-term debt                                                                    (107)                (36)
     Cash dividends                                                                 (72,964)            (59,545)
                                                                                -----------         -----------
     Net cash provided by (used in) financing activities                            613,406            (756,929)
                                                                                -----------         -----------
     INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                 122,805            (252,324)
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                    1,005,327           1,159,236
                                                                                -----------         -----------
  CASH AND DUE FROM BANKS AT END OF PERIOD                                      $ 1,128,132         $   906,912
                                                                                ===========         ===========

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") 146 - Accounting for Costs Associated with Exit or Disposal Activities

         In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not expect this Statement to have a material impact to the Consolidated Financial Statements based on current operations.

SFAS 147 - Acquisitions of Certain Financial Institutions

         In October 2002, the FASB issued SFAS 147, which removes certain acquisitions of financial institutions (other than transactions between two or more mutual enterprises) from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation 9, Applying APB Opinions 16 and 17 When a Savings and Loan or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. These types of transactions are now accounted for under SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of this Statement were effective October 1, 2002, with earlier adoption permitted; the Company early-adopted effective September 30, 2002 and retroactively restated amortization expense for 2002. Therefore, the March 31, 2002 comparative information included in this report has been restated for the adoption of SFAS 147.

SFAS 148 - Accounting for Stock-Based Compensation - Transition and Disclosure

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

         The Company applies Accounting Principles Bulletin ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for employee stock compensation plans and, accordingly, does not recognize compensation cost for stock options granted when the option price is greater than or equal to the underlying stock price. This accounting method is referred to as the intrinsic value method. The Company follows the pro-forma disclosures of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, using the fair value method of accounting for stock-based compensation.

         If the Company had elected to recognize compensation cost for options based on the fair value of the options as permitted by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   Three Months     Three Months
(Dollars in Thousands, except per share data)         Ended             Ended
                                                  March 31, 2003    March 31, 2002
                                                  --------------    --------------
Net income - as reported                             $171,345          $157,770
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based methods for all awards,
   net of related tax effects                          (2,909)           (2,273)
                                                     --------          --------

Net income - pro forma                               $168,436          $155,497
                                                     ========          ========

Earnings per share - as reported
   Basic                                             $   0.50          $   0.46
   Diluted                                               0.49              0.45


Earnings per share- pro forma
   Basic                                             $   0.49          $   0.45
   Diluted                                               0.48              0.44

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

                                                Three Months     Three Months
                                                   Ended            Ended
                                               March 31, 2003   March 31, 2002
                                               ---------------  ---------------
Expected dividend yield                               3.20%            3.21%
Expected stock price volatility                         28               28
Risk-free interest rate                               3.67             4.82
Expected life of options                           7 years          7 years

         In April 2003, the FASB decided to require all companies to expense of the value of employee stock options and measure that cost according to the fair value of the options. The FASB plans to issue an Exposure Draft for a new Statement later this year that could become effective in 2004. Until a new Statement is issued, the provisions of SFAS 123 and SFAS 148 remain in effect. Management is currently assessing the provisions of the impending Exposure Draft and has not yet determined its potential impact to the Consolidated Financial Statements.

SFAS 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities

         In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Finally, this Statement amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to SFAS 133

Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. Management does not expect this Statement to have a material impact to the Consolidated Financial Statements based on current operations.

FASB Interpretation ("FIN") 45 - Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

         In November 2002, the FASB issued FIN 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions did not result in the recording of any significant additional liabilities associated with certain guarantees provided by the Company. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The effect of this Interpretation on the Consolidated Financial Statements was not material.

         The Company currently has guarantees in the forms of standby letters of credit and first-loss guarantees on securitizations. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Company's subsidiary bank had commitments to issue standby letters of credit outstanding of approximately $1,357.4 million at March 31, 2003 and $1,384.3 million at December 31, 2002. In addition, the Company has recorded a liability for the estimated fair value of these standby letters of credit of approximately $1.8 million at March 31, 2003 and $1.9 million at December 31, 2002. The average term for standby letters of credit is approximately one year.

         Prior to December 31, 2002, the Company participated in securitizations of its 1-4 family mortgage loans, where the Company received 100% of the securities backed by the 1-4 family mortgage loans. These securities are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Company provided first-loss guarantees in some of these securitizations, which provide for the Company to reimburse FHLMC or FNMA a certain percentage of credit losses. The maximum potential future payments the Company could be required to make under these guarantees at March 31, 2003 was $71.3 million, which is not recorded as a liability since the securitizations were not accounted for as sales transactions. The Company has pledged $49.4 million in available-for-sale securities to support these guarantees as of March 31, 2003.

FIN 46 - Consolidation of Variable Interest Entities

         In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the full impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

         The Company has investments in entities in the form of limited partnerships that operate qualified multi-family affordable housing projects and generate tax credits. The Company's interest in these partnerships was $117 million at March 31, 2003. The assets and liabilities of these partnerships consist primarily of apartment complexes and related mortgages. The Company accounts for the investments under the equity method, and therefore the Company's carrying value approximates its underlying equity in the net assets of the partnerships. The Company did not make any significant additional investments in limited partnerships from February 1, 2003 to March 31, 2003. The Company has not yet determined if these investments meet the definition of a variable interest entity under FIN 46.


Note B - Earnings per Share Reconciliation

         A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                                     Three months ended March 31
                                                     ---------------------------
(In Thousands, except per share data)                  2003               2002
                                                     --------           --------
Basic:
Net income                                           $171,345           $157,770

Average common shares outstanding                     345,514            346,506
                                                     --------           --------
Earnings per share                                   $   0.50           $   0.46
                                                     ========           ========

Diluted:
Net income                                           $171,345           $157,770
Average common shares outstanding                     345,514            346,506
Dilutive effect of stock options                        4,980              3,897
                                                     --------           --------
Average diluted shares outstanding                    350,494            350,403
                                                     --------           --------
Earnings per share                                   $   0.49           $   0.45
                                                     ========           ========

         In addition, the Company had 2,853,750 options issued that were not included in the calculation of diluted EPS for the period ending March 31, 2003, as the exercise price of these options was in excess of the average market price. There were no such excluded options for the period ending March 31, 2002.

Note C - Comprehensive Income

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

         In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:

                                                                                  Three months ended March 31
                                                                             2003                              2002
                                                               -------------------------------    -------------------------------
(In Thousands)                                                  Before       Tax       Net of      Before       Tax       Net of
                                                                 Tax        Effect      Tax         Tax        Effect       Tax
                                                               --------    -------    --------    --------    -------    --------
Unrealized loss on available-for-sale securities:
Unrealized holding losses arising
    during the period                                          $(61,908)   $   561    $(61,347)   $(27,822)   $ 9,566    $(18,256)
Less: net realized gains (losses)                                (1,096)       416        (680)      2,181       (829)      1,352
                                                               --------    -------    --------    --------    -------    --------
Unrealized loss on securities                                   (60,812)       145     (60,667)    (30,003)    10,395     (19,608)
                                                               --------    -------    --------    --------    -------    --------
Unrealized loss on derivatives:
Unrealized holding gains (losses) arising
    during the period                                             4,576     (1,739)      2,837      (1,888)    (1,590)     (3,478)
Less: reclassification adjustment                                 5,182     (1,969)      3,213       4,183     (1,590)      2,593
                                                               --------    -------    --------    --------    -------    --------
Unrealized loss on derivatives                                     (606)       230        (376)     (6,071)         0      (6,071)
                                                               --------    -------    --------    --------    -------    --------
Additional minimum benefit liability adjustment                  (5,576)     2,119      (3,457)          0          0           0
                                                               --------    -------    --------    --------    -------    --------
Total Other Comprehensive Loss                                 $(66,994)   $ 2,494    $(64,500)   $(36,074)   $10,395    $(25,679)
                                                               ========    =======    ========    ========    =======    ========

Note D - Supplemental Cash Flow Information

         The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2003 and 2002.

(In Thousands)                                                  Three Months Ended March 31
                                                                   2003             2002
                                                                ----------        ---------
Cash paid during period for:
   Interest                                                       $200,870        $276,722
   Income taxes                                                     32,704          11,496

Noncash transactions:
   Assets acquired in business combinations                              0         170,761
   Liabilities assumed in business combinations                          0         160,758
   Loans transferred to other real estate                           14,518          23,513
   Financed sales of foreclosed property                            17,922          15,292
   Loans securitized into mortgage-backed securities                     0         400,728

Note E - Business Segments

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

         The Commercial Banking segment provides financing and other services for corporate customers throughout all areas covered by SouthTrust. Types of corporate lending include the following: commercial and industrial, commercial real estate, middle-market lending, leasing, asset-based lending and health care. The Regional Banking segment generates revenues through the Company's branch banking network. Services and products include retail and small business lending, depository services, and business banking. Also included in Regional Banking are some residential construction lending and certain centralized consumer lending areas such as mortgage lending and auto leasing. Branch administration costs are also included in Regional Banking. The Funds Management segment provides asset and liability management, which includes management of interest rate and liquidity risk. Activities include management of the Company's securities portfolio, wholesale and long-term funding sources, and the use of derivatives such as interest rate swap agreements. The Capital Management segment provides trust, brokerage, investment, insurance services and private banking. All of these areas are managed as one area with the goal of providing a variety of financial management products to customers.

         The remaining Company divisions included within the Reconciliation grouping are divisions that have no operating revenue. They contain unallocated costs not directly associated with the other reportable segments. Other items in this grouping include income from bank owned life insurance, provisions for loan losses in excess of the amounts allocated to the operating segments, and income tax expense. Intercompany eliminations are also included in the Reconciliation group.

         The Company's management accounting policies generally follow those for the Company described in Note A to the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2002, except for the following items. The Company uses a transfer pricing process to aid in assessing operating segment performance. This process involves matched rate transfer pricing of assets and liabilities to determine a contribution to the Company's net interest margin on a segment basis. Also, net interest margin is reported on a fully taxable equivalent basis. The provision for loan losses is charged to each business segment primarily based on the mix of the different loan types. Data processing and other support function costs are allocated to operating segments primarily based on resource usage.

         The Company's management accounting policies are continuously evolving based on both internal and external factors. Therefore, the Company has restated the comparative 2002 segment information to conform to the 2003 presentation. The restatement for 2002 includes organizational structure changes made during mid-2002, changes to the allocation of interest rate risk, changes to the allocations of support function costs to operating segments and changes in the allocation of the provision for loan losses. As management accounting policies change, prior period restatement may also be necessary in the future. In addition, results of operations for SouthTrust's reportable segments may not be comparable to similar reportable segments for other financial institutions.

         The following tables present the Company's business segment information for the three month periods ended March 31, 2003 and 2002:

                                                                     Three months ended March 31, 2003
                                      ---------------------------------------------------------------------------------------------
(In Millions)                         Commercial        Regional          Funds          Capital       Reconciling          Total
                                       Banking          Banking        Management       Management        Items            Company
                                      ---------        ---------        ---------        --------        --------         ---------
Net interest margin (FTE) ....        $   104.1        $   238.6        $   122.3        $   13.4        $  (60.3)        $   418.1
Provision for loan losses ....              7.6             21.5              0.0             1.0            (0.7)             29.4
Non-interest income ..........             10.1            125.9              2.0            25.8            13.4             177.2
Non-interest expense .........             29.5            267.5              5.9            24.7           (15.6)            312.0
                                      ---------        ---------        ---------        --------        --------         ---------
       Pre-tax income ........             77.1             75.5            118.4            13.5           (30.6)            253.9
Income tax expense (FTE) .....              0.0              0.0              0.0             0.0            82.6              82.6

                                      ---------        ---------        ---------        --------        --------         ---------

     Net income ..............        $    77.1        $    75.5        $   118.4        $   13.5        $ (113.2)        $   171.3
                                      =========        =========        =========        ========        ========         =========


Ending assets ................        $14,635.7        $21,111.3        $12,566.8        $1,200.0        $1,834.8         $51,348.6
                                      =========        =========        =========        ========        ========         =========


                                                                     Three months ended March 31, 2002
                                      ---------------------------------------------------------------------------------------------
(In Millions)                         Commercial        Regional          Funds          Capital       Reconciling          Total
                                       Banking          Banking        Management       Management        Items            Company
                                      ---------        ---------        ---------        --------        --------         ---------
Net interest margin (FTE) ....        $    95.7            227.1            151.1            11.4           (61.5)        $   423.8
Provision for loan losses ....              5.6             12.8              0.0             0.0             9.3              27.7
Non-interest income ..........              8.7            107.9              2.7            23.2            11.3             153.8
Non-interest expense .........             28.2            255.4              7.0            22.9            (1.2)            312.3
                                      ---------        ---------        ---------        --------        --------         ---------
       Pre-tax income ........             70.6             66.8            146.8            11.7           (58.3)            237.6
Income tax expense (FTE) .....              0.0              0.0              0.0             0.0            79.8              79.8
                                      ---------        ---------        ---------        --------        --------         ---------
     Net income ..............        $    70.6        $    66.8        $   146.8        $   11.7        $ (138.1)        $   157.8
                                      =========        =========        =========        ========        ========         =========
Ending assets ................        $13,161.0        $20,314.4        $11,738.6        $1,055.7        $1,981.0         $48,250.7
                                      =========        =========        =========        ========        ========         =========

Note F - Business Combinations

         On December 5, 2002, the Company signed a definitive agreement for the acquisition of Founders Bancshares, Inc. ("Founders") in Dallas, Texas. This acquisition closed on April 4, 2003. The Company paid approximately $23.2 million in cash for all outstanding shares of Founders. At the acquisition date, Founders had total assets of approximately $113.4 million, loans of approximately $82.1 million, and deposits of approximately $103.8 million.

         Under purchase accounting, the results of operations, subsequent to the acquisition date, will be included in the Consolidated Condensed Financial Statements in the second quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BUSINESS

         SouthTrust Corporation ("SouthTrust" or the "Company") is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, and engages, through its subsidiary bank, SouthTrust Bank, and its non-banking subsidiaries, in a full range of banking services from 693 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of March 31, 2003, the Company had consolidated total assets of $51.3 billion, which ranked it among the top twenty bank holding companies in the United States.

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

         Information relating to the Company's business segments can be found in Note E to the unaudited Consolidated Condensed Financial Statements.

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

SELECTED QUARTERLY FINANCIAL DATA                                        TABLE 1
(Dollars In Millions except per share data)

                                                                                       Quarters Ended
                                                        ---------------------------------------------------------------------------
                                                           2003                                     2002
                                                        ---------        ----------------------------------------------------------
                                                          Mar 31           Dec 31         Sept 30          Jun 30          Mar 31
                                                        ---------        ---------       ---------        ---------       ---------
EARNINGS SUMMARY:
         Interest income                                $   614.6        $   646.9       $   664.7        $   671.8       $   681.9
         Interest expense                                   199.4            219.3           235.7            243.9           261.4
                                                        ---------        ---------       ---------        ---------       ---------
         Net interest income                                415.2            427.6           429.0            427.9           420.5
         Provision for loan losses                           29.4             34.0            36.3             28.7            27.7
                                                        ---------        ---------       ---------        ---------       ---------
         Net interest income after
              provision for loan losses                     385.8            393.6           392.7            399.2           392.8
         Non-interest income                                178.3            180.8           167.2            158.7           151.6
         Securities gains                                    (1.1)             0.1            (0.8)             1.2             2.2
         Non-interest expense                               312.0            327.7           316.0            320.8           312.3
                                                        ---------        ---------       ---------        ---------       ---------
         Income before income taxes                         251.0            246.8           243.1            238.3           234.3
         Income taxes                                        79.7             79.9            78.8             77.4            76.5
                                                        ---------        ---------       ---------        ---------       ---------
         Net income                                     $   171.3        $   166.9       $   164.3        $   160.9       $   157.8
                                                        =========        =========       =========        =========       =========
PER COMMON SHARE:
         Net income - basic                             $    0.50        $    0.48       $    0.47        $    0.46       $    0.46
         Net income- diluted                                 0.49             0.48            0.47             0.46            0.45
         Cash dividends declared                             0.21             0.17            0.17             0.17            0.17
         Book value                                         13.23            13.34           13.07            12.47           11.65
         Market value-high                                  27.44            26.66           27.14            27.20           27.32
         Market value-low                                   24.19            20.76           20.52            24.86           23.33
ENDING BALANCES:
         Loans, net of unearned income                  $34,440.4        $34,237.6       $33,600.0        $33,180.7       $32,870.4
         Total assets                                    51,348.6         50,570.9        49,753.7         48,429.8        48,250.7
         Deposits                                        32,312.8         32,945.4        31,563.9         31,586.9        30,749.8
         Federal Home Loan Bank advances                  4,220.9          4,470.9         4,471.0          4,271.0         4,221.0
         Long-term debt                                   2,329.0          2,181.9         2,185.1          2,144.3         1,511.4
         Stockholders' equity                             4,523.1          4,627.6         4,534.3          4,322.6         4,040.7
         Common shares (in thousands)                     341,882          346,924         346,844          346,766         346,706
AVERAGE BALANCES:
         Loans, net of unearned income                  $34,395.7        $33,890.6       $33,314.6        $32,967.1       $33,367.9
         Earning assets                                  46,356.7         45,743.2        44,799.3         44,373.9        44,514.8
         Total assets                                    50,493.9         49,801.4        48,638.8         48,086.8        48,284.4
         Deposits                                        32,589.7         31,627.5        30,937.3         31,690.4        31,505.7
         Stockholders' equity                             4,587.6          4,559.3         4,428.5          4,159.1         4,042.6
         Common shares (in thousands)
              Basic                                       345,514          346,871         346,802          346,741         346,506
              Diluted                                     350,494          350,868         351,008          351,464         350,403
SELECTED RATIOS:
         Return on average total assets                      1.38%            1.33%           1.34%            1.34%           1.33%
         Return on average stockholders' equity             15.15            14.52           14.71            15.52           15.83
         Net interest margin (FTE)                           3.69             3.77            3.86             3.92            3.87
         Average equity to average assets                    9.09             9.16            9.10             8.65            8.37
         Non-interest expense as a percent
              of average total assets                        2.51             2.61            2.58             2.68            2.62
         Efficiency ratio                                   52.31            53.60           52.74            54.37           54.28

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND                        TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID
(DOLLARS IN MILLIONS; YIELDS ON TAXABLE EQUIVALENT BASIS)

                                                                                  Quarters Ended
                                                  -------------------------------------------------------------------------------
                                                             March 31, 2003                           December 31, 2002
                                                  -------------------------------------     -------------------------------------
                                                                                 (1)                                       (1)
                                                   Average                      Yield/       Average                      Yield/
                                                   Balance      Interest         Rate        Balance      Interest         Rate
                                                  -------------------------------------     -------------------------------------
ASSETS
Loans, net of unearned
   income (2)                                     $34,395.7     $   445.6          5.25%    $33,890.6     $   471.5          5.52%
Available-for-sale securities:
   Taxable                                         10,228.3         144.6          5.96       9,995.4         150.3          6.20
   Non-taxable                                        376.3           6.6          7.50         374.7           6.1          6.89
Held-to-maturity securities:
   Taxable                                            299.6           5.3          7.23         342.7           6.1          7.08
   Non-taxable                                         38.7           0.9          9.29          42.0           1.0          9.19
Short-term investments                              1,018.1          14.5          5.75       1,097.8          14.9          5.39
                                                  -------------------------------------     -------------------------------------
     Total interest-earning assets                 46,356.7     $   617.5          5.45%     45,743.2     $   649.9          5.69%
Allowance for loan losses                            (501.0)                                   (498.1)
Other assets                                        4,638.2                                   4,556.3
                                                  -------------------------------------     -------------------------------------

     Total assets                                 $50,493.9                                 $49,801.4
                                                  =====================================     =====================================
LIABILITIES
Savings deposits                                  $ 2,300.4     $     4.2          0.74%    $ 2,337.1     $     5.5          0.94%
Interest-bearing demand deposits                    4,543.2           9.6          0.86       4,421.3          10.6          0.95
Time deposits                                      21,353.8         107.9          2.05      20,515.9         116.1          2.24
Short-term borrowings                               5,571.1          17.0          1.23       5,852.3          21.5          1.46
Federal Home Loan Bank advances                     4,373.7          45.3          4.20       4,470.9          49.0          4.35
Long-term debt                                      2,251.8          15.4          2.78       2,185.1          16.6          3.01
                                                  -------------------------------------     -------------------------------------
     Total interest-bearing liabilities            40,394.0     $   199.4          2.00%     39,782.6     $   219.3          2.19%
Non-interest bearing demand deposits                4,392.3                                   4,353.2
Other liabilities                                   1,120.0                                   1,106.3
Total liabilities                                  45,906.3                                  45,242.1
STOCKHOLDERS' EQUITY                                4,587.6                                   4,559.3
                                                  -------------------------------------     -------------------------------------
     Total liabilities and stockholders' equity   $50,493.9                                 $49,801.4
                                                  =====================================     =====================================
Net interest income                                             $   418.1                                 $   430.6
                                                  =====================================     =====================================
Net interest margin                                                                3.69%                                     3.77%
                                                  =====================================     =====================================
Net interest spread                                                                3.45%                                     3.50%
                                                  =====================================     =====================================

(1) YIELDS WERE CALCULATED USING THE AVERAGE AMORTIZED COST OF THE UNDERLYING ASSETS. ALL YIELDS AND RATES ARE PRESENTED ON AN ANNUALIZED BASIS.
(2) INCLUDED IN INTEREST ARE NET LOAN FEES OF $10.2 MILLION, $11.6 MILLION, $10.9 MILLION, $11.3 MILLION, AND $12.6 MILLION FOR THE FIVE QUARTERS ENDED MARCH 31, 2003, RESPECTIVELY. THE AVERAGES INCLUDE LOANS ON WHICH THE ACCRUAL OF INTEREST HAS BEEN DISCONTINUED. INCOME ON NON-ACCRUAL LOANS IS RECOGNIZED ON A CASH BASIS.

                                                                        TABLE 2

                                                       Quarters Ended
--------------------------------------------------------------------------------------------------------------------
         September 30, 2002                           June 30, 2002                        March 31, 2002
-------------------------------------     -----------------------------------    -----------------------------------
                             (1)                                     (1)                                    (1)
    Average                 Yield/          Average                 Yield/        Average                  Yield/
    Balance      Interest    Rate           Balance      Interest    Rate         Balance      Interest     Rate
-------------------------------------     -----------------------------------    -----------------------------------
   $33,314.6      $487.5     5.81%         $32,967.1      $491.3     5.98%        $33,367.9      $505.2     6.14%

    10,007.1       156.8     6.46            9,973.3       160.8     6.59           9,612.9       155.1     6.64
       370.4         5.7     6.39              357.3         6.1     6.94             349.1         5.8     6.85
       375.2         6.9     7.30              416.4         7.4     7.14             462.3         8.2     7.23
        44.9         1.0     8.96               48.6         1.1     9.11              52.3         1.2     9.43
       667.1         9.7     5.79              611.2         8.5     5.54             670.3         9.7     5.86
-------------------------------------     -----------------------------------    -----------------------------------
    44,779.3      $667.6     5.97%          44,373.9      $675.2     6.13%         44,514.8      $685.2     6.26%
      (490.4)                                 (487.4)                                (487.5)
     4,349.9                                 4,200.3                                4,257.1
-------------------------------------     -----------------------------------    -----------------------------------
   $48,638.8                               $48,086.8                              $48,284.4
=====================================     ===================================    ===================================
   $ 2,332.2      $  7.3     1.24%         $ 2,356.1      $  7.6     1.29%        $ 2,308.5      $  7.6     1.34%
     4,012.6        10.5     1.04            4,014.4         9.3     0.93           3,891.8         9.5     0.99
    20,390.9       125.2     2.44           21,139.1       137.0     2.60          21,208.2       150.1     2.87
     5,701.3        25.0     1.74            5,420.1        23.7     1.76           6,427.1        28.3     1.79
     4,447.1        50.4     4.50            4,261.1        50.8     4.78           4,221.0        52.4     5.03
     2,164.8        17.3     3.17            1,724.3        15.5     3.60           1,300.6        13.5     4.22
-------------------------------------     -----------------------------------    -----------------------------------
    39,048.9      $235.7     2.39%          38,915.1      $243.9     2.51%         39,357.2      $261.4     2.69%
     4,201.6                                 4,180.8                                4,097.3
       959.8                                   831.8                                  787.3
    44,210.3                                43,927.7                               44,241.8
     4,428.5                                 4,159.1                                4,042.6
-------------------------------------     -----------------------------------    -----------------------------------
   $48,638.8                               $48,086.8                              $48,284.4
=====================================     ===================================    ===================================
                  $431.9                                  $431.3                                 $423.8
=====================================     ===================================    ===================================
                             3.86%                                   3.92%                                  3.87%
=====================================     ===================================    ===================================
                             3.58%                                   3.62%                                  3.57%
=====================================     ===================================    ===================================

NET INTEREST INCOME / MARGIN

         Net interest income is the principal component of SouthTrust's earnings and represents the difference between revenue generated by interest-earning assets and the interest cost related to funding those assets. The net interest margin and net interest spread are affected by the composition of interest-earning assets and interest-bearing liabilities, competitive pressures, and Federal Reserve Bank (the "Federal Reserve") monetary policies. For purposes of discussion, income that is either exempt from federal income taxes or taxed at a preferential rate has been adjusted to fully taxable equivalent ("FTE") amounts, using a statutory federal tax rate of 35%.

         The Company's net interest margin decreased 18 basis points from the first quarter of 2002 to 3.69% for the 2003 first quarter period. The net interest spread between interest-earning assets and interest-bearing liabilities decreased 12 basis points from the first quarter of 2002 to 3.45%. During 2002, the interest sensitivity position of the Company turned to a more asset sensitive position (interest-earning assets were repricing faster than interest-bearing liabilities) from an essentially neutral position at the beginning of 2002. This basis risk has resulted in a compression of the net interest margin, discussed further below.

         Looking at the remainder of 2003, the current weak economic conditions and the low interest rate environment present a challenge that the Company believes is manageable. These factors have contributed to historically low mortgage interest rates, leading to higher prepayments of mortgage-backed securities, 1-4 family mortgage loans, as well as other fixed-rate interest-earning assets tied to treasury yields (which are the benchmark for mortgage interest rates). Prepayments from these assets, as well as fixed-rate commercial loans, are being reinvested at lower rates, while liability costs, which are tied to other indexes, are not declining at the same pace as asset yields. The margin compression discussed above is likely to continue until economic conditions improve and/or the yield curve rises enough to slow prepayment volume. In a flat rate scenario, we expect slight margin compression over the next two quarters and then a leveling-off situation. Since the balance sheet is in a slightly asset sensitive interest rate position, an increase in interest rates would improve the net interest margin. Management has taken steps to manage the interest rate sensitivity position of the Company, such as remaining focused on variable-rate lending, prudent securities purchases, avoiding long-term fixed-rate loans, and continued growth in core deposits. These strategies allow the Company to avoid locking in low-yielding, long-term assets that present unacceptable future interest rate risk to the Company.

         See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.

PROVISION FOR LOAN LOSSES

         During the first quarter of 2003, the Company recorded a $29.4 million provision for loan losses. This compares to a provision of $27.7 million for the quarter ended March 31, 2002. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by Management based on the factors as described in "Allowance for Loan Losses" later in Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME

         Total non-interest income for the quarter ended March 31, 2003 was $177.2 million, an increase of $23.4 million or 15% over the same period in 2002.

         Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the first quarter of 2003 by 14% from the comparable year-ago period. This increase is attributable to increases in service charges on very large corporate accounts and non-sufficient funds service charges. Mortgage banking operations income increased 54% for the first quarter ended March 31, 2003 compared to the same period in 2002. The increase is due primarily to increased loan production in the first quarter of 2003 when compared to the same period in 2002. Mortgage loan production during the first quarter of 2003 totaled $1,533.0 million compared to $899.2 million during the first quarter of 2002 in response to the lower rate environment.

         Debit card fees increased in the first quarter of 2003 by 24% compared to the same period in 2002 as a result of increased volume. During the second quarter of 2003, Visa and MasterCard settled lawsuits brought by some major retailers. The effect of the settlements on the Company will likely be slower growth in debit card fees, since the fees charged to merchants by Visa and MasterCard to process their debit cards will decrease. Investment fee income increased 20% for the first quarter of 2003 compared to the first quarter of 2002, which was driven by increased business in the capital market areas and market conditions. Income from bank owned life insurance ("BOLI") for the first quarter of 2003 increased 32% over the comparable year ago period.

         There were no other significant non-recurring non-interest income items recorded in the first three months of 2003 or 2002.

NON-INTEREST INCOME                                                      TABLE 3
(In Millions)

                                                                                   Quarters Ended
                                                          ----------------------------------------------------------------
                                                           2003                                2002
                                                          ------         -------------------------------------------------
                                                          Mar 31         Dec 31        Sept 30        Jun 30        Mar 31
                                                          ------         ------        -------        ------        ------
Service charges on deposit accounts                       $ 70.8         $ 74.8        $ 72.1         $ 68.5        $ 62.3
Mortgage banking operations                                 19.4           23.1          17.2           13.8          12.6
Bank card fees                                              10.4           11.2          10.9           11.4          10.6
Debit card fees                                             10.5           10.5           9.9            9.8           8.5
Trust fees                                                   7.4            8.8           8.5            8.9           8.0
Investment fees                                             16.2           15.1          15.8           15.1          13.5
Bank owned life insurance                                   16.1           12.5          12.6           12.6          12.2
Gains on sales of loans held-for-sale, net                  11.7           10.5           6.2            6.9           9.4
Securities gains (losses), net                              (1.1)           0.1          (0.8)           1.2           2.2
Other                                                       15.8           14.3          14.0           11.7          14.5
                                                          ------         ------        ------         ------        ------
     Total                                                $177.2         $180.9        $166.4         $159.9        $153.8
                                                          ======         ======        ======         ======        ======

NON-INTEREST EXPENSE

         Total non-interest expense was $312.0 million in the first quarter of 2003 compared to $312.3 million for the same period in 2002. The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 52.31% for the quarter ended March 31, 2003, compared to 54.28% for the quarter ended March 31, 2002. This improvement in the efficiency ratio is attributable to the fact that non-interest expense remained at a relatively constant level year over year, while increases in non-interest income provided for growth in the denominator of the calculation.

         Salaries and employee benefits expense is the largest component of non-interest expense, accounting for $194.4 million or 62% of all non-interest expense for the quarter ended March 31, 2003. Salary and employee benefits expense increased during the first quarter of 2003 by 7% over the same year-ago period. These increases were driven by annual merit increases, incentive increases primarily in the Company's mortgage banking subsidiary related to increased mortgage loan production, and increases in certain employee benefit costs.

         Data processing expense increased 15% during the quarter ended March 31, 2003 when compared to the same period in 2002, primarily related to an increase in outsourcing expenses for various projects. Expense for professional services for the first quarter of 2003 decreased 5% over the same period a year ago. This decrease was due primarily to a decrease in fees paid to employee recruitment firms and Visa fees. For the three months ended March 31, 2003, communications expense decreased 16% over the same period in 2002. This decrease relates primarily to reduced expenses due to the conversion to a new phone system and other renegotiated rates and contracts.

         There were no other significant non-recurring non-interest expense items recorded in the first three months of 2003 or 2002.

NON-INTEREST EXPENSE                                                     TABLE 4
(In Millions)

                                                                                   Quarters Ended
                                                          ----------------------------------------------------------------
                                                           2003                                 2002
                                                          ------         -------------------------------------------------
                                                          Mar 31         Dec 31       Sept 30         Jun 30        Mar 31
                                                          ------         ------       -------         ------        ------
Salaries and employee benefits                            $194.4         $190.7        $186.4         $183.4        $182.1
Net occupancy                                               26.0           28.9          27.0           28.1          26.6
Equipment                                                   15.9           18.2          17.1           16.7          16.5
Data processing                                             11.7           11.0          10.6           10.5          10.2
Professional services                                       13.5           17.5          15.3           18.5          14.2
Communications                                              12.3           14.3          13.6           15.7          14.5
Other                                                       38.2           47.1          46.0           47.9          48.2
                                                          ------         ------        ------         ------        ------
     Total                                                $312.0         $327.7        $316.0         $320.8        $312.3
                                                          ======         ======        ======         ======        ======

INCOME TAX EXPENSE

         Income tax expense for the first quarter of 2003 was $79.7 million for an effective tax rate of 31.7% compared to $76.5 million or an effective rate of 32.7% in the first quarter of 2002. The statutory federal income tax rate was 35% in 2003 and 2002.

LOANS

         Loans, net of unearned income at March 31, 2003 were $34,440.4 million, a net increase of $202.8 million over the December 31, 2002 level. Loan growth has slowed and demand for loans had diminished in recent quarters, primarily as a result of the general slowdown in the economy. The Company has experienced modest loan growth across most categories in the first quarter of 2003. This trend of slower growth may continue in the near future, given the uncertainty in the economy at this time. However, Management believes that the Company is well positioned to achieve more loan growth, through extensive calling efforts and sales culture, once the economy begins to improve.

LOAN PORTFOLIO                                                           TABLE 5
(In Millions)

                                                                         Quarters Ended
                              -----------------------------------------------------------------------------------------------------
                                     2003                                           2002
                              -----------------    --------------------------------------------------------------------------------
                                    Mar 31              Dec 31               Sept 30              Jun 30               Mar 31
                              -----------------    -----------------    -----------------    -----------------    -----------------
                                Amount      %       Amount        %       Amount      %       Amount       %        Amount      %
                              -----------------    -----------------    -----------------    -----------------    -----------------
Commercial, financial and
   agricultural               $12,664.3    36.5%   $12,592.7    36.5%   $12,357.3    36.5%   $12,112.2    36.2%   $12,149.9    36.7%
Real estate construction        5,355.6    15.4      5,215.4    15.1      4,929.2    14.6      4,870.0    14.6      4,627.9    14.0
Commercial real estate
   mortgage                     7,345.5    21.2      7,303.4    21.2      7,212.3    21.3      7,113.6    21.3      7,036.2    21.2
Residential real estate
   mortgage                     6,160.5    17.8      6,123.1    17.8      6,021.7    17.8      5,918.8    17.7      5,772.4    17.4
Loans to individuals            1,775.8     5.1      1,869.5     5.4      1,935.0     5.7      2,012.5     6.0      2,080.1     6.3
Lease financing:
   Commercial leases              661.9     1.9        681.0     2.0        661.1     2.0        626.6     1.9        641.3     1.9
   Auto leases                    714.0     2.1        698.1     2.0        722.7     2.1        769.3     2.3        814.2     2.5
                              ---------    ----    ---------    ----    ---------    ----    ---------    ----    ---------    ----
                               34,677.6     100%    34,483.2     100%    33,839.3     100%    33,423.0     100%    33,122.0     100%
                                            ===                  ===                  ===                  ===                  ===
Unearned income                  (237.2)              (245.6)              (239.3)              (242.3)              (251.6)
                              ---------            ---------            ---------            ---------            ---------
Loans, net of unearned
  income                       34,440.4             34,237.6             33,600.0             33,180.7             32,870.4

Allowance for loan losses        (499.5)              (498.5)              (497.6)              (488.3)              (485.4)
                              ---------            ---------            ---------            ---------            ---------
Net loans                     $33,940.9            $33,739.1            $33,102.4            $32,692.4            $32,385.0
                              =========            =========            =========            =========            =========

ALLOWANCE FOR LOAN LOSSES

         The Company maintains an allowance for loan losses to absorb probable losses inherent in the loan portfolio and is based upon Management's estimated range of those losses. Actual losses for these loans can vary significantly from this estimate. The Company's subsidiary bank is regulated by the State Banking Department of the State of Alabama. SouthTrust Bank is a member bank of the Federal Reserve System, and as such, is also subject to the regulations of the Federal Reserve Board applicable to state member banks. Management may also consider recommendations from these regulators in concluding on the adequacy of the allowance for loan losses. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model assumptions and resulting allowance level are adjusted accordingly as these factors change. The historical and migration loss rates described below which are used in determining the allowance also provide a self-correcting feature to the methodology. The Company's senior credit managers develop and review the methodology on a quarterly basis, and it is then submitted to the Executive Committee of the Board of Directors for approval.

         The Company's first steps towards maintaining an adequate allowance for loan losses are sound credit policies and thorough credit reviews on the front end of every lending decision. The Company maintains an extensive written loan policy manual that is disseminated to all lending personnel on a real-time basis via the Company's internal Internet. This delivery method of the loan policy and the credit approval process ensures consistent lending values are communicated across the Company. The loan review function also serves as a control mechanism to validate adherence to the loan policy and to detect any adverse trends in the loan portfolio as early as possible.

         Loans are separated by internal risk ratings into two categories for assessment of their estimated allowance level needs; Non-problem and Watch-list (non-performing and other loans are included in watch-list loans). The allowance associated with Non-problem loans is calculated by applying historical loss factors to outstanding Non-problem loans within each loan type. The loss factors represent either the average of the last four years' losses or, in some cases, the most recent year's loss experience if in Management's judgement that loss rate is more representative of current trends in a particular loan type. The allocation of the allowance on Non-problem loans is based on estimates of losses inherent in this portfolio, which have not yet been specifically identified in the Company's problem loan rating process. Watch-list loans include any loans that have an internal credit review or regulatory rating of less than "pass", plus "pass" rated loans that are sound and collectible, but contain certain characteristics that require review by Management. The allowance associated with Watch-list loans is calculated by applying loss factors determined through a combination of the prior year's loss experience and an average of the last four years' loss experience, both of which are specific to Watch-list loans. The four years' loss experience is used to provide an adequate historical perspective. Additionally, certain Watch-list loans (generally large commercial credits that the Company considers to be impaired) are specifically reviewed. This specific review considers estimates of future cash flows, fair values of collateral and other indicators of the borrowers' ability to repay the loan.

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

         The allowance allocated to Watch-list loans at March 31, 2003 totaled $105.6 million, and the allowance allocated to Non-problem loans totaled $393.9 million. Based on the methodology outlined above, the total allowance for loan losses was $499.5 million at March 31, 2003 and $498.5 million at December 31, 2002. As a percentage of outstanding loans, the total allowance for loan losses was 1.45%, compared to the December 31, 2002 level of 1.46%. Net charge-offs during the three months ended March 31, 2003 totaled $28.4 million or .34% of average net loans on an annualized basis, an increase of $0.9 million from the 2002 first quarter.

Allowance for Loan Losses                                                Table 6
(In  Thousands)

                                                                                          Quarters Ended
                                                                --------------------------------------------------------------------
                                                                  2003                                2002
                                                                --------       -----------------------------------------------------
                                                                 Mar 31         Dec 31        Sept 30         Jun 30         Mar 31
                                                               ---------      ---------      ---------      ---------      ---------
Balance beginning of quarter                                   $ 498,501      $ 497,624      $ 488,340      $ 485,389      $ 483,124
Loans charged-off:
          Commercial, financial and agricultural                  15,351         16,256         11,895         13,759         17,277
          Real estate construction                                    69              0             54              0              0
          Commercial real estate mortgage                            255          1,425          1,275            912            197
          Residential real estate mortgage                         3,184          2,057          2,758          2,471          1,455
          Loans to individuals                                    13,666         15,418         12,837         11,760         11,071
          Lease financing:
             Commercial leases                                       375          1,494             74            233            127
             Auto leases                                             762            960            855            546            454
                                                               ---------      ---------      ---------      ---------      ---------
                         Total charge-offs                        33,662         37,610         29,748         29,681         30,581
                                                               ---------      ---------      ---------      ---------      ---------
Recoveries of loans previously charged-off:
          Commercial, financial and agricultural                   3,060          2,269          1,096          1,286            963
          Real estate construction                                     2              0              4              0              1
          Commercial real estate mortgage                             60             62              1            175             26
          Residential real estate mortgage                           413            170            248            529            162
          Loans to individuals                                     1,610          1,937          1,289          1,884          1,883
          Lease financing:
             Commercial leases                                         0              0              0              0              0
             Auto leases                                              68             49             40              9             19
                                                               ---------      ---------      ---------      ---------      ---------
                         Total recoveries                          5,213          4,487          2,678          3,883          3,054
                                                               ---------      ---------      ---------      ---------      ---------
Net loans charged-off                                             28,449         33,123         27,070         25,798         27,527
Additions to allowance charged to expense                         29,400         34,000         36,354         28,728         27,650
Subsidiaries' allowance at date of purchase                            0              0              0             21          2,142
                                                               ---------      ---------      ---------      ---------      ---------
Balance at end of quarter                                      $ 499,452      $ 498,501      $ 497,624      $ 488,340      $ 485,389
                                                               =========      =========      =========      =========      =========

(In  millions)
Loans outstanding at quarter end,
          net of unearned income                               $34,440.4      $34,237.6      $33,600.0      $33,180.7      $32,870.4
Average loans outstanding,
          net of unearned income                               $34,395.7      $33,890.6      $33,314.6      $32,967.1      $33,367.9
Ratios:
          Allowance to net loans outstanding                        1.45%          1.46%          1.48%          1.47%          1.48
          Net loans charged-off to average net loans                0.34           0.39           0.32           0.31           0.33
          Provision for loan losses to net charge-offs            103.34         102.65         134.30         111.36         100.45
          Provision for loan losses to average net loans            0.35           0.40           0.43           0.35           0.34

NON-PERFORMING ASSETS

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $246.1 million at March 31, 2003, a modest increase of $8.9 million from December 31, 2002. The ratio of non-performing assets to total loans plus other non-performing assets was 0.71% at March 31, 2003, while the allowance to non-performing loans ratio was 264.05% for the same period. The Company has historically maintained high credit underwriting standards and consistent credit disciplines, and does not see any trends that would result in any significant changes in ultimate losses.

         In addition to loans on non-accrual status, the Company has loans where known information about possible credit problems of borrowers causes Management to have doubts as to the ability of such borrowers to fully comply with their present loan repayment terms at March 31, 2003. These loans, although they are currently performing, could become non-performing and be placed on non-accrual status in the future. However, the magnitude of these loans is not such that any potential future losses are expected to have a material effect on the Consolidated Financial Statements.

Non-performing Assets                                                    Table 7
(Dollars In Millions)

                                                                                                        Quarters Ended
                                                                  --------      --------------------------------------------------
                                                                    2003                              2002
                                                                  --------      --------------------------------------------------
                                                                   Mar 31        Dec 31       Sept 30        Jun 30        Mar 31
                                                                  --------      --------      --------      --------      --------
Non-performing loans
          Commercial, financial, and agricultural                 $  127.2      $  115.0      $  115.6      $  131.5      $  145.2
          Real estate construction                                    23.1          24.1          24.1          22.1          21.0
          Commercial real estate mortgage                              5.3           5.1           4.6           9.3          10.4
          Residential real estate mortgage                            23.9          21.1          19.6          20.1          23.8
          Loans to individuals                                         9.7          10.2          12.7          11.2          10.1
                                                                  --------      --------      --------      --------      --------
                   Total non-performing loans                        189.2         175.5         176.6         194.2         210.5
                                                                  --------      --------      --------      --------      --------
Other real estate owned                                               51.4          55.1          65.5          59.5          56.2
Other repossessed assets                                               5.5           6.6           9.2          14.6          16.6
                                                                  --------      --------      --------      --------      --------
                   Total non-performing assets                    $  246.1      $  237.2      $  251.3      $  268.3      $  283.3
                                                                  ========      ========      ========      ========      ========

Accruing loans past due 90 days or more                           $   84.2      $   72.6      $   76.3      $   73.0      $   82.8
Ratios:
          Non-performing loans to total loans                         0.55%         0.51%         0.53%         0.59%         0.64%
          Non-performing assets to total loans
                   plus other non-performing assets                   0.71          0.69          0.75          0.81          0.86
          Non-performing assets and accruing loans
                   90 days or more past due to total loans
                   plus other non-performing assets                   0.96          0.90          0.97          1.03          1.11
          Allowance to non-performing loans                         264.05        284.06        281.75        251.41        230.62

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

         The investment portfolio is managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. Securities classified as held-to-maturity are carried at amortized cost, as the Company has the ability and Management has the positive intent to hold these securities to maturity. All securities not considered held-to-maturity or part of the trading portfolio have been designated as available-for-sale and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported net of deferred taxes as other comprehensive income, a component of stockholders' equity. This caption includes securities that Management intends to use as part of its asset / liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes.

         Total securities, including those designated as available-for-sale and held-to-maturity, have increased $636.1 million since December 31, 2002. Funds from loan repayments that are unable to be reinvested in new loans due to diminished loan demand are being invested in mortgage-backed securities and U.S government agency securities.


AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES                       TABLE 8

                                                                           Available-for-Sale Securities
                                                          ------------------------------------------------------------
                                                                 March 31, 2003                 December 31, 2002
                                                          --------------------------        --------------------------
                                                          Amortized           Fair          Amortized          Fair
(IN MILLIONS)                                               Cost             Value            Cost             Value
                                                          ---------        ---------        ---------        ---------
U.S. Treasury securities                                  $    40.8        $    42.9        $    36.5        $    38.9
U.S. Government agency securities                           2,913.7          2,979.5          2,628.2          2,705.5
Mortgage-backed securities and
   collateralized mortgage obligations                      7,245.9          7,514.0          6,311.1          6,625.7
Obligations of states and political
   subdivisions                                               337.6            357.7            333.6            353.3
Other debt securities                                          95.4             95.8            550.4            550.5
Equity securities                                             331.7            353.3            345.9            370.7

                                                          ---------        ---------        ---------        ---------
     Total                                                $10,965.1        $11,343.2        $10,205.7        $10,644.6
                                                          =========        =========        =========        =========


                                                                            Held-to-Maturity Securities
                                                          ------------------------------------------------------------
                                                                 March 31, 2003                 December 31, 2002
                                                          --------------------------        --------------------------
                                                          Amortized           Fair          Amortized          Fair
(IN MILLIONS)                                               Cost             Value            Cost             Value
                                                          ---------        ---------        ---------        ---------
U.S. Treasury securities                                  $     0.5        $     0.5        $     1.5        $     1.5
U.S. Government agency securities                              18.5             18.9             23.0             23.6
Mortgage-backed securities and
   collateralized mortgage obligations                        129.0            137.4            158.1            168.2
Obligations of states and political
   subdivisions                                                37.9             42.0             40.7             44.9
Other debt securities                                         120.4            138.2            145.5            162.4

                                                          ---------        ---------        ---------        ---------
     Total                                                $   306.3        $   337.0        $   368.8        $   400.6
                                                          =========        =========        =========        =========

SHORT-TERM INVESTMENTS

         Short-term investments at March 31, 2003 totaled $976.3 million, reflecting a decrease of $225.3 million from the December 31, 2002 level of $1,201.6 million, primarily due to a decreased level of loans held for sale. At March 31, 2003, short-term investments consisted of $1.3 million in federal funds sold and securities purchased under resale agreements, $7.1 million in time deposits with other banks, $73.8 million in trading securities and $894.0 million in loans held for sale. Securities held for trading purposes primarily include inventory at the Company's brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value.

         The Company regularly participates in loan sales in the secondary market, which facilitate the management of its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $1,571.1 million during the three month period ended March 31, 2003. These sales move in tandem with production of new 1-4 family loans, which is currently at a high level due to low mortgage rates. A slowdown in loan sales should be expected if mortgage rates rise and new loan production returns to lower levels.

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

         Deposits are the Company's primary source of funding. Total deposits at March 31, 2003 were $32,312.8 million, down $632.6 million or 2% from the December 31, 2002 level of $32,945.4 million. Of this decrease, $692.4 million is from wholesale funding sources reflecting the Company's decreasing dependence on these sources for funding. While wholesale funding sources have decreased, core deposits, defined as demand deposits and time deposits less than $100,000, increased $59.8 million during the period. The Company has placed significant importance on increasing core deposits, including emphasizing growth of commercial deposits by incorporating deposit growth targets in many commercial and branch officer plans and cross-selling among commercial and consumer customers. In the first three months of 2003, the fair value of deposits hedged decreased $5.7 million, contributing to the overall decrease in deposits. At March 31, 2003 total deposits included interest-bearing deposits of $27,390.8 million and other deposits of $4,922.0 million.

         Short-term borrowings at March 31, 2003 were $6,819.3 million and included federal funds purchased of $4,449.5 million, securities sold under agreements to repurchase of $1,996.9 million and other borrowed funds of $372.9 million. At March 31, 2003 total short-term borrowings were 13% of total liabilities and stockholders' equity. This compares to total short-term borrowings of $5,265.9 million or 10% of total liabilities and stockholders' equity at December 31, 2002. The increase between periods is due to favorable short-term borrowing rates compared to other types of funding.

         FHLB advances totaled $4,220.9 million at March 31, 2003. The current quarter end balance is down $250.0 million from the level outstanding at December 31, 2002. The Company uses FHLB advances as an alternative to other funding sources with similar maturities. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset / liability management strategy.

         At March 31, 2003 and December 31, 2002, total long-term debt was $2,329.0 million and $2,181.9 million, respectively. During the first three months of 2003, $150.0 million in Bank Notes were issued and the fair value adjustment related to long-term debt hedged decreased $2.8 million. Maturities of long-term debt during 2003 will include $100 million of 7% Debentures on May 15, 2003 and $200 million of Variable-Rate Bank Notes on October 3, 2003.

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

         The March 31, 2003 Tier 1 and Total capital to risk weighted assets were 8.12% and 11.44%, respectively, compared to the December 31, 2002 ratios of 8.15% and 11.09%, respectively.


CAPITAL RATIOS                                                           TABLE 9
(Dollars In Millions)

                                                    2003                                         2002
                                                 ----------        ----------------------------------------------------------------
                                                   Mar 31            Dec 31           Sept 30            Jun 30            Mar 31
                                                 ----------        ----------        ----------        ----------        ----------
Tier 1 capital:
   Stockholders' equity                          $  4,523.1        $  4,627.6        $  4,534.3        $  4,322.6        $  4,040.7
   Intangible assets other than
        servicing rights                             (795.4)           (797.9)           (801.3)           (799.9)           (802.6)
   Accumulated other
     comprehensive income                            (270.4)           (334.9)           (350.6)           (244.5)            (65.4)
                                                 ----------        ----------        ----------        ----------        ----------
        Total Tier 1 capital                        3,457.3           3,494.8           3,382.4           3,278.2           3,172.7
                                                 ----------        ----------        ----------        ----------        ----------
Tier 2 capital:
   Allowable allowance for loan losses                499.5             498.5             497.6             488.3             485.4
   Allowable long-term debt                           915.0             765.0             765.0             765.0             825.0
                                                 ----------        ----------        ----------        ----------        ----------
        Total Tier 2 capital                        1,414.5           1,263.5           1,262.6           1,253.3           1,310.4
                                                 ----------        ----------        ----------        ----------        ----------
        Total risk-based capital                 $  4,871.8        $  4,758.3        $  4,645.0        $  4,531.5        $  4,483.1
                                                 ==========        ==========        ==========        ==========        ==========

Risk-weighted assets                             $ 42,582.5        $ 42,890.2        $ 41,626.6        $ 40,526.2        $ 39,986.0

Risk-based ratios:

   Tier 1 capital                                      8.12%             8.15%             8.13%             8.09%             7.93%

   Total capital                                      11.44             11.09             11.16             11.18             11.21

Leverage ratio                                         6.96              7.13              7.07              6.93              6.68

         On January 15, 2003, the Company's board of directors authorized the repurchase of up to $500 million of the Company's common stock. At current prices, this would represent approximately 5% of the outstanding shares. The actual amount repurchased may be less and is dependent on overall market and economic conditions, or alternative uses of capital such as for internal growth or acquisition opportunities that may arise. The repurchase program, which began in the first quarter of 2003, will generally be implemented through open market transactions at prevailing prices. The Company's strong capital position has enabled it to adopt such a program and Management believes it will further enhance shareholder value. As always, the Company will continue to evaluate capital levels and the related impact of repurchases on both a book and risk-based basis, and will maintain capital at levels deemed appropriate by Management and above prescribed minimums as described above. As of March 31, 2003, the Company has repurchased approximately 5.8 million shares under this program.

COMMITMENTS AND STANDBY LETTERS OF CREDIT

         The Company, in the normal course of business, is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit to borrowers whose loans will be maintained for the Company's portfolio and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk and market risk not reflected in the Consolidated Balance Sheets since no amount is recorded until the instrument is funded. The contract or notional amounts of the instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

         Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with the Company's credit policies. Collateral, if deemed necessary, is based on Management's credit evaluation of the counterparty and may include business assets of commercial borrowers as well as personal property and real estate of individual borrowers and guarantors.

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $12,845.3 million at March 31, 2003 and $12,866.0 million at December 31, 2002. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's subsidiary bank had commitments to issue standby letters of credit outstanding of approximately $1,357.4 million at March 31, 2003 and $1,384.3 million at December 31, 2002. In addition, the Company has recorded a liability for the fees charged for standby letters of credit of approximately $1.8 million at March 31, 2003 and $1.9 million at December 31, 2002.

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

         The modeling techniques used by SouthTrust simulate changes in net interest income under various rate scenarios. Important elements of the techniques include the mix of floating versus fixed rate assets and liabilities, the scheduled repricing and maturing volumes and rates of the existing balance sheet, the slope of the yield curve, and prepayment assumptions. Actual financial results may differ from simulated results because of many factors including, but not limited to, the timing, magnitude and frequency of changes in interest rates, market conditions and management strategies.

         The following table illustrates the expected effect a given parallel interest rate shift would have on the annualized projected net interest income of the Company as of March 31, 2003. These projections are based on a flat rate scenario. Actual interest rate adjustments made by the Federal Reserve do not result in parallel shifts in interest rate because of factors relating to the sloping yield curve.

                                                     CHANGE IN NET INTEREST
                                                             INCOME
                                                     ----------------------
         CHANGE IN INTEREST RATES                        $             %
------------------------------------------           --------         -----
                                                     (DOLLARS IN THOUSANDS)
   + 100 basis points.....................            $28,817          1.71%
   -  100 basis points....................             (6,157)        (0.37)

DERIVATIVE FINANCIAL INSTRUMENTS

         Derivative financial instruments that are used as a part of the Company's interest rate risk management strategy include interest rate swap agreements ("swaps"). These swaps qualify for hedge accounting treatment and are designated as follows: (1) Some swaps provide for the Company to pay interest based on the Floating London Interbank Offered Rate ("LIBOR") while receiving payments of a fixed rate. These swaps are designated as fair value hedges of pools of fixed-rate deposit liabilities and certain fixed-rate long-term debt.
(2) Some swaps also provide for the Company to pay interest based on LIBOR while receiving payments of a fixed rate. These swaps are designated as cash flow hedges of the interest received on pools of floating-rate LIBOR loans. (3) Other swaps provide for the Company to pay a fixed rate of interest while receiving payments based on a floating rate. These swaps are designated as cash flow hedges of the interest paid on long-term bank notes.

         Some of the Company's derivative financial instruments do not qualify for hedge accounting. The Company's mortgage banking subsidiary enters into interest rate locks, where customers have locked into mortgage loans at a set interest rate, and forward sales commitments, which are sales of mortgage loans to third parties at a specified price. The Company also enters into various contracts to provide derivative products to customers and enters into offsetting positions with third parties. Since the Company offsets its customer positions with mirror positions through third parties, the impact to net earnings for these derivatives reflects the fee earned for providing this service, which is recorded in non-interest income.

END USER DERIVATIVE INSTRUMENTS                                         TABLE 10
(Dollars in Millions)

                                                              Weighted                                     Carrying Value
                                                              Average    Average                     ------------------------------
                                                 Notional     Maturity   Received   Average          Gross       Gross
                                                 Balance      In Months    Rate     Pay Rate         Gains      Losses        Net
                                                 ------------------------------     --------         ------------------------------
Fair Value Hedges:
      Interest rate swaps- received
           fixed/pay floating                    $1,314.0        30        6.48%        1.48%        $82.5         --         $82.5
Cash Flow Hedges:
      Interest rate swaps - received
          fixed/pay floating                        450.0        46        6.77         1.35          63.3         --          63.3
      Interest rate swaps-  received
          floating/pay fixed                        200.0         6        1.30         3.15            --        (2.0)        (2.0)
Mortgage Lending Commitments:
       Forward contracts                          1,044.2         2          --           --            --        (2.8)        (2.8)
       Interest rate lock commitments               433.1         2          --           --           5.5         --           5.5
                                                 --------                                                                    ------

Total Derivatives                                $3,441.3                                                                    $146.5
                                                 ========                                                                    ======

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

ITEM 4.  CONTROLS AND PROCEDURES

         The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. The evaluation was performed under the supervision and with the participation of the Company's Disclosure Committee and Management, including the principal executive officer and the principal financial officer, within 90 days prior to the date of the filing of this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

         Subsequent to the date of their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

          *       3(a)     Composite Restated Certificate of Incorporation of
                           SouthTrust Corporation, which was filed as Exhibit
                           3(i) to SouthTrust Corporation's Quarterly Report on
                           Form 10-Q for the quarter ended March 31, 2002 (File
                           No. 0-3613).

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

          *       4(c)     Amended and Restated Shareholder's Rights Agreement,
                           dated as of August 1, 2000 between SouthTrust
                           Corporation and American Stock Transfer & Trust
                           Company, Rights Agent, which was filed as Exhibit 1 to SouthTrust Corporation's Registration Statement on Form 8-A (File No. 001-14781).

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

          *      Incorporated herein by reference

         (b) Reports on Form 8-K filed in the first quarter of 2003: a Form 8-K was filed on January 15, 2003, announcing that the Company's board of directors authorized the re-purchase of up to $500 million of the Company's common stock.

         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOUTHTRUST CORPORATION



Date:    May 14, 2003                   /s/ Wallace D. Malone, Jr.
                                        -----------------------------
                                        Wallace D. Malone, Jr.
                                        Chairman and Chief
                                        Executive Officer


Date:    May 14, 2003                   /s/ Alton E. Yother
                                        -----------------------------
                                        Alton E. Yother
                                        Executive Vice President,
                                        Treasurer and Controller
                                        (Principal Financial Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                     /s/ Wallace D. Malone, Jr.
                                        ------------------------------------
                                        Wallace D. Malone, Jr.
                                        Chairman and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003           /s/ Alton E. Yother
                              --------------------------------------------------
                              Alton E. Yother
                              Executive Vice President, Treasurer and Controller