Form 10-Q
period 2003-06-30
SOUTHTRUST CORP
filed 2003-08-13
CIK 92081

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                      Yes      [X]           No       [ ]

         At June 30, 2003, 337,529,556 shares of the Registrant's Common Stock, $2.50 par value, were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Statement Description                                                 Page(s)
---------------------                                                 -------
Consolidated Condensed Balance Sheets (Unaudited)
         June 30, 2003, December 31, 2002 and
         June 30, 2002                                                  3

Consolidated Condensed Statements of Income (Unaudited)
         Three and six months ended June 30, 2003 and 2002              4

Consolidated Condensed Statements of Stockholders' Equity
  and Comprehensive Income (Unaudited)
         Six months ended June 30, 2003 and 2002                        5

Consolidated Condensed Statements of Cash Flows (Unaudited)
         Six months ended June 30, 2003 and 2002                        6

Notes to Consolidated Condensed Financial Statements (Unaudited)        7-15



         The Consolidated Condensed Financial Statements were prepared by the Company without an audit, but in the opinion of Management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations for the three and six month periods ended June 30, 2003 and 2002. Results of operations for the interim 2003 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  and

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         These items are included on Pages 16-34.

ITEM 4.  CONTROLS AND PROCEDURES

         This item is included on page 35.

                             SOUTHTRUST CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

(In Thousands, except share data)                             JUNE 30               DECEMBER 31               JUNE 30
                                                                2003                    2002                    2002
                                                           ---------------         ---------------         ---------------
ASSETS
  Cash and due from banks                                  $     1,185,445         $     1,005,327         $       869,635
  Short-term investments:
    Federal funds sold and securities purchased
      under resale agreements                                      108,296                   6,638                 256,959
    Interest-bearing deposits in other banks                         6,355                   4,574                   4,307
    Trading securities                                             148,198                  56,356                 107,132
    Loans held for sale                                          1,267,092               1,134,013                 477,976
                                                           ---------------         ---------------         ---------------
         Total short-term investments                            1,529,941               1,201,581                 846,374
  Available-for-sale securities                                 11,216,942              10,644,634              10,216,236
  Held-to-maturity securities(1)                                   271,291                 368,791                 436,775
  Loans                                                         34,530,291              34,483,228              33,423,017
  Less:
    Unearned income                                                233,183                 245,649                 242,279
    Allowance for loan losses                                      501,068                 498,501                 488,340
                                                           ---------------         ---------------         ---------------
         Net loans                                              33,796,040              33,739,078              32,692,398
  Premises and equipment, net                                      922,921                 918,962                 899,522
  Due from customers on acceptances                                      0                       0                  12,500
  Goodwill and core deposit intangible assets                      805,944                 797,857                 799,882
  Bank owned life insurance                                      1,005,347                 984,766                 959,647
  Other assets                                                     974,354                 909,860                 696,836
                                                           ---------------         ---------------         ---------------
         Total assets                                      $    51,708,225         $    50,570,856         $    48,429,805
                                                           ===============         ===============         ===============
LIABILITIES
  Deposits:
    Interest-bearing                                       $    28,978,343         $    28,292,911         $    27,244,732
    Non-interest-bearing                                         5,390,392               4,652,495               4,342,125
                                                           ---------------         ---------------         ---------------
         Total deposits                                         34,368,735              32,945,406              31,586,857
  Federal funds purchased and securities sold
    under agreements to repurchase                               5,105,064               4,756,286               4,934,226
  Other short-term borrowings                                      287,090                 509,658                 256,375
  Bank acceptances outstanding                                           0                       0                  12,500
  Federal Home Loan Bank advances                                3,670,881               4,470,944               4,271,005
  Long-term debt                                                 2,533,741               2,181,894               2,144,305
  Other liabilities                                              1,245,835               1,079,087                 901,923
                                                           ---------------         ---------------         ---------------
         Total liabilities                                      47,211,346              45,943,275              44,107,191
STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00 a share(2)                           0                       0                       0
   Common stock, par value $2.50 a share(3)                        891,848                 889,450                 889,017
   Capital surplus                                                 616,243                 604,034                 602,689
   Retained earnings                                             3,181,598               2,979,822               2,766,624
   Accumulated other comprehensive income                          263,107                 334,928                 244,544
   Treasury stock, at cost(4)                                     (455,917)               (180,653)               (180,260)
                                                           ---------------         ---------------         ---------------
         Total stockholders' equity                              4,496,879               4,627,581               4,322,614
                                                           ---------------         ---------------         ---------------
         Total liabilities and stockholders' equity        $    51,708,225         $    50,570,856         $    48,429,805
                                                           ===============         ===============         ===============

(1) Held-to-maturity securities-fair value                 $       305,475         $       400,587         $       462,897
(2) Preferred shares authorized                                  5,000,000               5,000,000               5,000,000
    Preferred shares issued                                              0                       0                       0
(3) Common shares authorized                                 1,000,000,000           1,000,000,000           1,000,000,000
    Common shares issued                                       356,739,011             355,779,957             355,606,785
(4) Treasury shares of common stock                             19,209,455               8,855,791               8,840,529

                             SOUTHTRUST CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                   JUNE 30                            JUNE 30
                                                             -----------------------------      -----------------------------
                                                                 2003             2002              2003              2002
                                                             -----------       -----------      -----------       -----------
INTEREST INCOME
  Loans, including fees                                      $   437,425       $   490,834      $   882,614       $   995,538
  Available-for-sale securities                                  148,502           164,281          297,468           322,698
  Held-to-maturity securities                                      5,084             8,226           11,078            17,363
  Short-term investments                                          15,109             8,446           29,555            18,131
                                                             -----------       -----------      -----------       -----------
      Total interest income                                      606,120           671,787        1,220,715         1,353,730
                                                             -----------       -----------      -----------       -----------
INTEREST EXPENSE
  Deposits                                                       116,901           153,824          238,602           321,075
  Short-term borrowings                                           15,470            23,727           32,423            52,019
  Federal Home Loan Bank advances                                 40,502            50,814           85,803           103,182
  Long-term debt                                                  16,491            15,475           31,913            28,999
                                                             -----------       -----------      -----------       -----------
      Total interest expense                                     189,364           243,840          388,741           505,275
                                                             -----------       -----------      -----------       -----------
      Net interest income                                        416,756           427,947          831,974           848,455
      Provision for loan losses                                   30,300            28,728           59,700            56,378
                                                             -----------       -----------      -----------       -----------
    NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                              386,456           399,219          772,274           792,077

NON-INTEREST INCOME
  Service charges on deposit accounts                             72,096            68,457          142,884           130,823
  Mortgage banking operations                                     26,655            13,795           46,033            26,386
  Bankcard fees                                                   12,749            11,383           23,153            22,020
  Debit card fees                                                 11,305             9,814           21,768            18,284
  Trust fees                                                       8,630             8,950           16,053            16,921
  Investment fees                                                 18,878            15,075           35,029            28,548
  Bank owned life insurance                                       13,943            12,641           30,059            24,841
  Gains on sales of loans held for sale, net                      15,667             6,931           27,409            16,319
  Securities gains (losses), net                                  (1,379)            1,175           (2,475)            3,356
  Other                                                           17,136            11,727           32,952            26,219
                                                             -----------       -----------      -----------       -----------
      Total non-interest income                                  195,680           159,948          372,865           313,717
                                                             -----------       -----------      -----------       -----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                 199,324           183,430          393,738           365,548
  Net occupancy                                                   26,730            28,058           52,716            54,666
  Equipment                                                       16,268            16,746           32,203            33,244
  Professional services                                           15,489            18,447           28,991            32,642
  Data processing                                                 14,270            10,509           25,963            20,664
  Communications                                                  12,657            15,692           24,903            30,207
  Other                                                           39,621            47,963           77,826            96,196
                                                             -----------       -----------      -----------       -----------
      Total non-interest expense                                 324,359           320,845          636,340           633,167
                                                             -----------       -----------      -----------       -----------
Income before income taxes                                       257,777           238,322          508,799           472,627
Income tax expense                                                82,997            77,383          162,674           153,918
                                                             -----------       -----------      -----------       -----------
        NET INCOME                                           $   174,780       $   160,939      $   346,125       $   318,709
                                                             ===========       ===========      ===========       ===========
Average shares outstanding - basic (in thousands)                340,220           346,741          342,853           346,624
Average shares outstanding - diluted (in thousands)              343,578           351,464          347,017           350,937
Net income per share - basic                                 $      0.51       $      0.46      $      1.01       $      0.92
Net income per share - diluted                                      0.51              0.46             1.00              0.91
Dividends declared per share                                        0.21              0.17             0.42              0.34

                             SOUTHTRUST CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                              ACCUMULATED
                                                 COMMON STOCK                                    OTHER
                                            -----------------------   CAPITAL     RETAINED   COMPREHENSIVE   TREASURY
                                              SHARES        AMOUNT    SURPLUS     EARNINGS       INCOME        STOCK     TOTAL
                                            -----------    --------   -------     --------   -------------   --------    -----
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT JANUARY 1, 2002                  346,272,607    $887,745   $597,187   $ 2,566,308    $  91,029   $(179,894)  $ 3,962,375

Net income                                            0           0          0       318,709            0           0       318,709
Change in:
   Unrealized gain on available-for-sale
      securities, net*                                0           0          0             0      146,936           0       146,936
   Unrealized gain on derivatives, net*               0           0          0             0        6,579           0         6,579
                                                                                                                        -----------
   Total other comprehensive income, net                                                                                    153,515
                                                                                                                        -----------
Comprehensive income                                                                                                        472,224
                                                                                                                        ===========
Dividends declared ($.34 per share)                   0           0          0      (118,393)           0           0      (118,393)
Common stock issued pursuant to:
     Long-term incentive plan                   381,393         953      3,651             0            0           0         4,604
     Employee discounted stock
      purchase plan                             127,415         319      1,851             0            0           0         2,170
Treasury stock acquired                         (15,159)          0          0             0            0        (366)         (366)
                                            -----------    --------   --------   -----------    ---------   ---------   -----------
BALANCE AT JUNE 30, 2002                    346,766,256    $889,017   $602,689   $ 2,766,624    $ 244,544   ($180,260)  $ 4,322,614
                                            ===========    ========   ========   ===========    =========   =========   ===========

BALANCE AT JANUARY 1, 2003                  346,924,166    $889,450   $604,034   $ 2,979,822    $ 334,928   $(180,653)  $ 4,627,581

Net income                                            0           0          0       346,125            0           0       346,125
Change in:
   Unrealized loss on available-for-sale
      securities, net*                                0           0          0             0      (70,681)          0       (70,681)
   Unrealized gain on derivatives, net*               0           0          0             0        2,317           0         2,317
   Additional minimum benefit liability
     adjustment, net*                                 0           0          0             0       (3,457)          0        (3,457)
                                                                                                                        -----------
   Total other comprehensive loss, net                                                                                      (71,821)
                                                                                                                        -----------
Comprehensive income                                                                                                        274,304
                                                                                                                        ===========
Dividends declared ($.42 per share)                   0           0          0      (144,349)           0           0      (144,349)
Common stock issued pursuant to:
     Long-term incentive plan                   814,238       2,036      9,603             0            0           0        11,639
     Employee discounted stock
       purchase plan                            144,816         362      2,606             0            0           0         2,968
Treasury stock acquired                     (10,353,664)          0          0             0            0    (275,264)     (275,264)
                                            -----------    --------   --------   -----------    ---------   ---------   -----------
BALANCE AT JUNE 30, 2003                    337,529,556    $891,848   $616,243   $ 3,181,598    $ 263,107   $(455,917)  $ 4,496,879
                                            ===========    ========   ========   ===========    =========   =========   ===========

*See disclosure of reclassification amount and tax effect in Notes to Consolidated Condensed Financial Statements

               SOUTHTRUST CORPORATION
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (UNAUDITED)


                                                                   SIX MONTHS ENDED
(In Thousands)                                                          JUNE 30
                                                              -----------------------------
                                                                 2003               2002
                                                              -----------       -----------
OPERATING ACTIVITIES
  Net income                                                  $   346,125       $   318,709
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Provision (credit) for:
      Loan losses                                                  59,700            56,378
      Depreciation of premises and equipment                       31,085            29,008
      Amortization of intangibles                                   8,891             7,399
      Amortization of security premium                              2,651             1,607
      Accretion of security discount                              (17,232)           (9,522)
      Deferred income taxes                                        23,018            13,674
      Bank owned life insurance                                   (30,059)          (24,841)
   Gain on sales of loans held for sale, net                      (27,409)          (16,319)
   Securities (gains) losses, net                                   2,475            (3,356)
   Origination of loans held for sale                          (3,330,821)       (1,578,994)
   Proceeds from sales of loans held for sale                   3,225,151         1,905,048
   Net increase in trading securities                             (91,842)          (45,852)
   Net increase in other assets                                   (76,510)          (34,253)
   Net increase in other liabilities                              143,908           150,493
                                                              -----------       -----------
       Net cash provided by operating activities                  269,131           769,179

INVESTING ACTIVITIES
  Proceeds from maturities, calls or prepayments of:
     Available-for-sale securities                              3,043,308         1,311,842
     Held-to-maturity securities                                   97,762            98,215
   Proceeds from sales of:
     Available-for-sale securities                              1,164,713         1,006,046
     Held-to-maturity securities                                        0             8,568
   Purchases of:
     Available-for-sale securities                             (4,824,096)       (1,940,105)
     Premises and equipment                                       (33,919)          (87,939)
  Net increase in:
     Short-term investments                                       (95,139)         (207,039)
     Loans                                                        (21,506)         (100,436)
  Net cash paid in acquisitions                                   (17,149)          (31,300)
                                                              -----------       -----------
     Net cash provided by (used in) investing activities         (686,026)           57,852

FINANCING ACTIVITIES
  Net increase (decrease) in:
     Deposits                                                   1,328,752        (1,193,094)
     Short-term borrowings                                        125,159          (738,095)
  Proceeds from:
     Common Stock issuances                                        12,377             4,753
     Federal Home Loan Bank advances                              300,013           200,013
     Long-term debt issuances                                     450,000           877,484
  Payments for:
     Repurchase of common stock                                  (274,774)                0
     Federal Home Loan Bank advances                           (1,100,076)         (150,074)
     Long-term debt                                              (100,514)              (86)
     Cash dividends                                              (143,924)         (117,533)
                                                              -----------       -----------
     Net cash provided by (used in) financing activities          597,013        (1,116,632)
                                                              -----------       -----------
     INCREASE (DECREASE) IN CASH AND DUE FROM BANKS               180,118          (289,601)
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                  1,005,327         1,159,236
                                                              -----------       -----------
  CASH AND DUE FROM BANKS AT END OF PERIOD                    $ 1,185,445       $   869,635
                                                              ===========       ===========

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") 147 - Acquisitions of Certain Financial Institutions

         In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 147, which removes certain acquisitions of financial institutions (other than transactions between two or more mutual enterprises) from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation 9, Applying APB Opinions 16 and 17 When a Savings and Loan or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. These types of transactions are now accounted for under SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of this Statement were effective October 1, 2002, with earlier adoption permitted; the Company early-adopted effective September 30, 2002 and retroactively restated amortization expense for 2002. Therefore, the June 30, 2002 comparative information included in this report has been restated for the adoption of SFAS 147.

SFAS 148 - Accounting for Stock-Based Compensation - Transition and Disclosure

         In December 2002, the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends Accounting Principles Bulletin ("APB") Opinion 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2002. The effect of this Statement on the Consolidated Financial Statements was not material.

         The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for employee stock compensation plans and, accordingly, does not recognize compensation cost for stock options granted when the option price is greater than or equal to the underlying stock price. This accounting method is referred to as the intrinsic value method. The Company follows the pro-forma disclosures of SFAS 123, as amended by SFAS 148, using the fair value method of accounting for stock-based compensation.

         If the Company had elected to recognize compensation cost for options based on the fair value of the options as permitted by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:


(Dollars in Thousands, except per share data)          Three Months Ended                 Six Months Ended
                                                -------------------------------     -------------------------------
                                                June 30, 2003     June 30, 2002     June 30, 2003     June 30, 2002
                                                -------------     -------------     -------------     -------------
Net income - as reported                         $   174,780       $   160,939       $   346,125       $   318,709
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based methods,
   net of related tax effects                         (2,936)           (2,391)           (5,884)      $    (4,611)
                                                 -----------       -----------       -----------       -----------
Net income - pro forma                           $   171,844       $   158,548       $   340,241       $   314,098
                                                 ===========       ===========       ===========       ===========

Earnings per share - as reported
   Basic                                         $      0.51        $     0.46       $      1.01       $      0.92
   Diluted                                              0.51              0.46              1.00              0.91

Earnings per share- pro forma
   Basic                                         $      0.51        $     0.46       $      0.99       $      0.91
   Diluted                                              0.50              0.45              0.98              0.90

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

                                                Three and Six Months Ended
                                              -------------------------------
                                              June 30, 2003     June 30, 2002
                                              -------------     -------------
Expected dividend yield                               3.20%             3.21%
Expected stock price volatility                          28                28
Risk-free interest rate                                3.67              4.82
Expected life of options                            7 years           7 years

         The FASB plans to issue an Exposure Draft for a new Statement later this year that could become effective in 2004, which would require all companies to expense the value of employee stock options and measure that cost according to the fair value of the options. Until a new Statement is issued, the provisions of APB 25, SFAS 123 and SFAS 148 remain in effect. Management is currently assessing the provisions of the impending Exposure Draft and has not yet determined its potential impact to the Consolidated Financial Statements.

SFAS 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities

         In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Finally, this Statement amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The effect of this Statement on the Consolidated Financial Statements was not material.

SFAS 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

         In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument that is a liability under this Statement is an obligation that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not have any of these types of financial instruments and therefore the effect of this Statement on the Consolidated Financial Statements was not material.

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

         The Company currently has guarantees in the forms of standby letters of credit and first-loss guarantees on securitizations. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Company's subsidiary bank had commitments to issue standby letters of credit outstanding of approximately $1,358.8 million at June 30, 2003 and $1,384.3 million at December 31, 2002. In addition, the Company has recorded a liability for the estimated fair value of these standby letters of credit of approximately $2.0 million at June 30, 2003 and $1.9 million at December 31, 2002. The average term for standby letters of credit is approximately one year.

         Prior to December 31, 2002, the Company participated in securitizations of its 1-4 family mortgage loans, where the Company received 100% of the securities backed by the 1-4 family mortgage loans. These securities are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Company provided first-loss guarantees in some of these securitizations, which provide for the Company to reimburse FHLMC or FNMA a certain percentage of credit losses. The maximum potential future payments the Company could be required to make under these guarantees at June 30, 2003 was $68.8 million, which is not recorded as a liability since the securitizations were not accounted for as sales transactions. The Company has pledged $44.8 million in available-for-sale securities to support these guarantees as of June 30, 2003.

FIN 46 - Consolidation of Variable Interest Entities

         In January 2003, the FASB issued FIN 46, which clarifies the application of ARB 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. The effect of this Interpretation on the Consolidated Financial Statements was not material.

Note B - Earnings per Share Reconciliation

         A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:


                                        Three months ended June 30  Six months ended June 30
(In Thousands, except per share data)       2003          2002          2003         2002
                                          --------      --------      --------      --------
Basic:
Net income                                $174,780      $160,939      $346,125      $318,709
Average common shares outstanding          339,534       346,741       342,508       346,624
Service contingency                            686             0           345             0
                                          --------      --------      --------      --------
Average basic shares outstanding           340,220       346,741       342,853       346,624
                                          --------      --------      --------      --------
Earnings per share                        $   0.51      $   0.46      $   1.01      $   0.92
                                          ========      ========      ========      ========
Diluted:
Net income                                $174,780      $160,939      $346,125      $318,709
Average common shares outstanding          339,534       346,741       342,508       346,624
Service contingency                            686             0           345             0
Dilutive effect of stock options and
performance shares                           3,358         4,723         4,164         4,313
                                          --------      --------      --------      --------
Average diluted shares outstanding         343,578       351,464       347,017       350,937
                                          --------      --------      --------      --------
Earnings per share                        $   0.51      $   0.46      $   1.00      $   0.91
                                          ========      ========      ========      ========

         In addition, the Company had zero and 1,418,992 options issued that were not included in the calculation of diluted EPS for the three and six-month periods ending June 30, 2003, as the exercise price of these options was in excess of the average market price. There were no such excluded options for the three and six-month periods ending June 30, 2002.

Note C - Comprehensive Income

         Comprehensive income is the total of net income and all other non-owner changes in equity. Items that are recognized under accounting standards as components of comprehensive income are displayed in the Consolidated Condensed Statements of Stockholders' Equity and Comprehensive Income.

         In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:

                                                                          Three months ended June 30
                                                                  2003                                     2002
                                                   -----------------------------------      -----------------------------------
(In Thousands)                                      Before        Tax         Net of         Before         Tax         Net of
                                                     Tax         Effect         Tax           Tax         Effect         Tax
                                                   --------      -------      --------      --------     --------      --------
Unrealized gain (loss) on  securities:
Unrealized holding gains (losses) arising
    during the period                              $(15,091)     $ 4,222      $(10,869)     $257,424     $(89,265)     $168,159
Less: net realized gains (losses)                    (1,379)         524          (855)        2,607         (991)        1,616
                                                   --------      -------      --------      --------     --------      --------
Net unrealized gain (loss) on securities            (13,712)       3,698       (10,014)      254,817      (88,274)      166,543
                                                   --------      -------      --------      --------     --------      --------
Unrealized gain on derivatives:
Unrealized holding gains arising
    during the period                                 9,893       (3,759)        6,134        17,017       (1,659)       15,358
Less: reclassification adjustment                     5,550       (2,109)        3,441         4,367       (1,659)        2,708
                                                   --------      -------      --------      --------     --------      --------
Net unrealized gain on derivatives                    4,343       (1,650)        2,693        12,650            0        12,650
                                                   --------      -------      --------      --------     --------      --------
Total Other Comprehensive Income (Loss)            $ (9,369)     $ 2,048      $ (7,321)     $267,467     $(88,274)     $179,193
                                                   ========      =======      ========      ========     ========      ========


                                                                           Six months ended June 30
                                                                  2003                                     2002
                                                   -----------------------------------      -----------------------------------
(In Thousands)                                      Before        Tax         Net of         Before         Tax         Net of
                                                     Tax         Effect         Tax           Tax         Effect         Tax
                                                   --------      -------      --------      --------     --------      --------
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising
    during the period                              $(76,999)     $ 4,784      $(72,215)     $229,603     $(79,698)     $149,905
Less: net realized gains (losses)                    (2,475)         941        (1,534)        4,788       (1,819)        2,969
                                                   --------      -------      --------      --------     --------      --------
Net unrealized gain (losses) on securities          (74,524)       3,843       (70,681)      224,815      (77,879)      146,936
                                                   --------      -------      --------      --------     --------      --------
Unrealized gain on derivatives:
Unrealized holding gains arising
    during the period                                14,469       (5,498)     $  8,971        15,129       (3,249)       11,880
Less: reclassification adjustment                    10,732       (4,078)        6,654         8,550       (3,249)        5,301
                                                   --------      -------      --------      --------     --------      --------
Net unrealized gain on derivatives                    3,737       (1,420)        2,317         6,579            0         6,579
                                                   --------      -------      --------      --------     --------      --------
Additional minimum benefit liability adjustment      (5,576)       2,119        (3,457)           --           --            --
                                                   --------      -------      --------      --------     --------      --------
Total Other Comprehensive Income (Loss)            $(76,363)     $ 4,542      $(71,821)     $231,394     $(77,879)     $153,515
                                                   ========      =======      ========      ========     ========      ========

Note D - Supplemental Cash Flow Information

         The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2003 and 2002.


(In Thousands)                                                  Six Months Ended June 30
                                                                2003                2002
                                                              --------            --------
Cash paid during period for:
   Interest                                                   $400,327            $551,984
   Income taxes                                                 70,416              22,323

Noncash transactions:
   Assets acquired in business combinations                    113,413             170,761
   Liabilities assumed in business combinations                104,953             160,758
   Loans transferred to other real estate                       30,195              43,376
   Financed sales of foreclosed property                        33,735              31,010
   Loans securitized into mortgage-backed securities                 0             400,728

Note E - Business Combinations

         During the first six months of 2003, the Company completed the following acquisition:

(In Millions)                                                                          Consideration
                                                                                      ---------------
                                                                                               Common
    Date                Institution           Location    Assets   Loans    Deposits   Cash    Shares
-------------   -------------------------    ----------   ------   ------   --------  ------   ------
April 4, 2003   Founders Bancshares, Inc.    Dallas, TX   $113.4   $82.1     $103.8    $23.2       --

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

         The following tables present the Company's business segment information for the three and six month periods ended June 30, 2003 and 2002:

                                                                 Three months ended June 30, 2003
                                 -----------------------------------------------------------------------------------------------
                                 Commercial       Regional          Funds            Capital        Reconciling          Total
(In millions)                      Banking         Banking        Management       Management          Items            Company
                                 ----------       ---------       ----------       ----------       -----------        ---------
Net interest margin (FTE)....    $   104.2        $   242.9        $   120.5        $    14.4        $   (62.3)        $   419.7
Provision for loan losses....          6.4             20.9              0.0              0.7              2.3              30.3
Non-interest income..........         10.8            141.6              1.3             29.7             12.3             195.7
Non-interest expense.........         43.7            286.1              1.5             30.6            (37.5)            324.4
                                 ---------        ---------        ---------        ---------        ---------         ---------
     Pre-tax income..........         64.9             77.5            120.3             12.8            (14.8)            260.7
Income tax expense (FTE).....          0.0              0.0              0.0              0.0             85.9              85.9
                                 ---------        ---------        ---------        ---------        ---------         ---------
     Net income..............    $    64.9        $    77.5        $   120.3        $    12.8        $  (100.7)        $   174.8
                                 =========        =========        =========        =========        =========         =========


                                                                   Six months ended June 30, 2003
                                 -----------------------------------------------------------------------------------------------
                                 Commercial       Regional          Funds            Capital        Reconciling          Total
(In millions)                      Banking         Banking        Management       Management          Items            Company
                                 ----------       ---------       ----------       ----------       -----------        ---------
Net interest margin (FTE)....    $   208.3            481.5            242.8             27.8           (122.6)        $   837.8
Provision for loan losses....         14.0             42.4              0.0              1.7              1.6              59.7
Non-interest income..........         20.9            267.5              3.3             55.5             25.7             372.9
Non-interest expense.........         73.2            553.6              7.4             55.3            (53.1)            636.4
                                 ---------        ---------        ---------        ---------        ---------         ---------
     Pre-tax income..........        142.0            153.0            238.7             26.3            (45.4)            514.6
Income tax expense (FTE).....          0.0              0.0              0.0              0.0            168.5             168.5
                                 ---------        ---------        ---------        ---------        ---------         ---------
     Net income..............    $   142.0        $   153.0        $   238.7        $    26.3        $  (213.9)        $   346.1
                                 =========        =========        =========        =========        =========         =========
Ending assets................    $14,625.3        $21,355.0        $12,718.5        $ 1,329.9        $ 1,679.5         $51,708.2
                                 =========        =========        =========        =========        =========         =========


                                                                 Three months ended June 30, 2002
                                 -----------------------------------------------------------------------------------------------
                                 Commercial       Regional          Funds            Capital        Reconciling          Total
(In millions)                      Banking         Banking        Management       Management          Items            Company
                                 ----------       ---------       ----------       ----------       -----------        ---------
Net interest margin (FTE)....    $    96.8        $   229.6        $   147.4        $    12.0        $   (54.5)        $   431.3
Provision for loan losses....          8.8             22.6              0.1              0.1             (2.9)             28.7
Non-interest income..........          8.3            112.2              1.3             25.9             12.2             159.9
Non-interest expense.........         36.3            288.4              5.8             26.5            (36.2)            320.8
                                 ---------        ---------        ---------        ---------        ---------         ---------
     Pre-tax income..........         60.0             30.8            142.8             11.3             (3.2)            241.7
Income tax expense (FTE).....          0.0              0.0              0.0              0.0             80.8              80.8
                                 ---------        ---------        ---------        ---------        ---------         ---------
     Net income..............    $    60.0        $    30.8        $   142.8        $    11.3        $   (84.0)        $   160.9
                                 =========        =========        =========        =========        =========         =========


                                                                   Six months ended June 30, 2002
                                 -----------------------------------------------------------------------------------------------
                                 Commercial       Regional          Funds            Capital        Reconciling          Total
(In millions)                      Banking         Banking        Management       Management          Items            Company
                                 ----------       ---------       ----------       ----------       -----------        ---------
Net interest margin (FTE)....    $   192.5        $   456.7        $   298.5        $    23.4        $  (116.0)        $   855.1
Provision for loan losses....         14.4             35.4              0.1              0.1              6.4              56.4
Non-interest income..........         17.0            220.1              4.0             49.1             23.5             313.7
Non-interest expense.........         64.5            543.8             12.8             49.4            (37.4)            633.1
                                 ---------        ---------        ---------        ---------        ---------         ---------
     Pre-tax income..........        130.6             97.6            289.6             23.0            (61.5)            479.3
Income tax expense (FTE).....          0.0              0.0              0.0              0.0            160.6             160.6
                                 ---------        ---------        ---------        ---------        ---------         ---------
     Net income..............    $   130.6        $    97.6        $   289.6        $    23.0        $  (222.1)        $   318.7
                                 =========        =========        =========        =========        =========         =========
Ending assets................    $13,403.6        $20,577.6        $11,618.4        $ 1,115.0        $ 1,715.2         $48,429.8
                                 =========        =========        =========        =========        =========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         and
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


BUSINESS

         SouthTrust Corporation ("SouthTrust" or the "Company") is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, and engages, through its subsidiary bank, SouthTrust Bank, and its non-banking subsidiaries, in a full range of banking services from 698 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of June 30, 2003, the Company had consolidated total assets of $51.7 billion, which ranked it among the top twenty bank holding companies in the United States.

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

SELECTED QUARTERLY FINANCIAL DATA                                        TABLE 1
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                   Quarters Ended
                                                   -----------------------------------------------------------------------------
                                                              2003                                       2002
                                                   ---------------------------       -------------------------------------------
                                                     Jun 30           Mar 31           Dec 31         Sept 30           Jun 30
                                                   ----------       ----------       ----------      ----------       ----------
EARNINGS SUMMARY:
        Interest income                            $    606.1       $    614.6       $    646.9      $    664.7       $    671.8
        Interest expense                                189.3            199.4            219.3           235.7            243.9
                                                   ----------       ----------       ----------      ----------       ----------
        Net interest income                             416.8            415.2            427.6           429.0            427.9
        Provision for loan losses                        30.3             29.4             34.0            36.3             28.7
                                                   ----------       ----------       ----------      ----------       ----------
        Net interest income after
            provision for loan losses                   386.5            385.8            393.6           392.7            399.2
        Non-interest income                             197.1            178.3            180.8           167.2            158.7
        Securities gains (losses)                        (1.4)            (1.1)             0.1            (0.8)             1.2
        Non-interest expense                            324.4            312.0            327.7           316.0            320.8
                                                   ----------       ----------       ----------      ----------       ----------
        Income before income taxes                      257.8            251.0            246.8           243.1            238.3
        Income taxes                                     83.0             79.7             79.9            78.8             77.4
                                                   ----------       ----------       ----------      ----------       ----------
        Net income                                 $    174.8       $    171.3       $    166.9      $    164.3       $    160.9
                                                   ==========       ==========       ==========      ==========       ==========
PER COMMON SHARE:
        Net income - basic                         $     0.51       $     0.50       $     0.48      $     0.47       $     0.46
        Net income - diluted                             0.51             0.49             0.48            0.47             0.46
        Cash dividends declared                          0.21             0.21             0.17            0.17             0.17
        Book value                                      13.32            13.23            13.34           13.07            12.47
        Market value-high                               29.98            27.44            26.66           27.14            27.20
        Market value-low                                26.75            24.19            20.76           20.52            24.86

ENDING BALANCES:
        Loans, net of unearned income              $ 34,297.1       $ 34,440.4       $ 34,237.6      $ 33,600.0       $ 33,180.7
        Total assets                                 51,708.2         51,348.6         50,570.9        49,753.7         48,429.8
        Deposits                                     34,368.7         32,312.8         32,945.4        31,563.9         31,586.9
        Federal Home Loan Bank advances               3,670.9          4,220.9          4,470.9         4,471.0          4,271.0
        Long-term debt                                2,533.7          2,329.0          2,181.9         2,185.1          2,144.3
        Stockholders' equity                          4,496.9          4,523.1          4,627.6         4,534.3          4,322.6
        Common shares (in thousands)                  337,530          341,882          346,924         346,844          346,766

AVERAGE BALANCES:
        Loans, net of unearned income              $ 34,405.1       $ 34,395.7       $ 33,890.6      $ 33,314.6       $ 32,967.1
        Earning assets                               47,116.1         46,356.7         45,743.2        44,799.3         44,373.9
        Total assets                                 51,342.1         50,493.9         49,801.4        48,638.8         48,086.8
        Deposits                                     33,880.2         32,589.7         31,627.5        30,937.3         31,690.4
        Stockholders' equity                          4,513.0          4,587.6          4,559.3         4,428.5          4,159.1
        Common shares (in thousands)
            Basic                                     340,220          345,514          346,871         346,802          346,741
            Diluted                                   343,578          350,494          350,868         351,008          351,464

SELECTED RATIOS:
        Return on average total assets                   1.37%            1.38%            1.33%           1.34%            1.34%
        Return on average stockholders' equity          15.53            15.15            14.52           14.71            15.52
        Net interest margin (FTE)                        3.60             3.69             3.77            3.86             3.92
        Average equity to average assets                 8.79             9.09             9.16            9.10             8.65
        Non-interest expense as a percent
            of average total assets                      2.53             2.51             2.61            2.58             2.68
        Efficiency ratio                                52.59            52.31            53.60           52.74            54.37

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND                        TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID
(DOLLARS IN MILLIONS; YIELDS ON TAXABLE EQUIVALENT BASIS)

                                                                               Quarters Ended
                                                    ----------------------------------------------------------------------
                                                              June 30, 2003                          March 31, 2003
                                                    -----------------------------------     ------------------------------
                                                                                  (1)                                (1)
                                                     Average                     Yield/      Average                Yield/
                                                     Balance       Interest       Rate       Balance     Interest    Rate
                                                    ---------      --------      ------     ---------    --------   ------
ASSETS
Loans, net of unearned
   income (2)                                       $34,405.1       $ 437.8       5.10%     $34,395.7     $445.6     5.25%
Available-for-sale securities:
   Taxable                                           10,771.8         144.7       5.57       10,228.3      144.6     5.96
   Non-taxable                                          383.5           6.1       6.89          376.3        6.6     7.50
Held-to-maturity securities:
   Taxable                                              255.6           4.9       7.65          299.6        5.3     7.23
   Non-taxable                                           30.9           0.4       5.55           38.7        0.9     9.29
Short-term investments                                1,269.2          15.1       4.77        1,018.1       14.5     5.75
                                                    ---------       -------       ----      ---------     ------     ----
     Total interest-earning assets                   47,116.1       $ 609.0       5.23%      46,356.7     $617.5     5.45%
Allowance for loan losses                              (502.6)                                 (501.0)
Other assets                                          4,728.6                                 4,638.2
                                                    ---------       -------       ----      ---------     ------     ----
     Total assets                                   $51,342.1                               $50,493.9
                                                    =========       =======       ====      =========     ======     ====
LIABILITIES
Savings deposits                                    $ 2,333.9       $   4.1       0.70%     $ 2,300.4     $  4.2     0.74%
Interest-bearing demand deposits                      4,486.2           8.5       0.76        4,543.2        9.6     0.86
Time deposits                                        22,299.1         104.3       1.88       21,353.8      107.9     2.05
Short-term borrowings                                 5,212.0          15.4       1.19        5,571.1       17.0     1.23
Federal Home Loan Bank advances                       4,089.0          40.5       3.97        4,373.7       45.3     4.20
Long-term debt                                        2,470.6          16.5       2.68        2,251.8       15.4     2.78
                                                    ---------       -------       ----      ---------     ------     ----
     Total interest-bearing liabilities              40,890.8       $ 189.3       1.86%      40,394.0     $199.4     2.00%
Non-interest-bearing demand deposits                  4,761.0                                 4,392.3
Other liabilities                                     1,177.3                                 1,120.0
Total liabilities                                    46,829.1                                45,906.3
STOCKHOLDERS' EQUITY                                  4,513.0                                 4,587.6
                                                    ---------       -------       ----      ---------     ------     ----
     Total liabilities and stockholders' equity     $51,342.1                               $50,493.9
                                                    =========       =======       ====      =========     ======     ====
Net interest income                                                 $ 419.7                               $418.1
                                                    =========       =======       ====      =========     ======     ====
Net interest margin                                                               3.60%                              3.69%
                                                    =========       =======       ====      =========     ======     ====
Net interest spread                                                               3.37%                              3.45%
                                                    =========       =======       ====      =========     ======     ====


(1) YIELDS WERE CALCULATED USING THE AVERAGE AMORTIZED COST OF THE UNDERLYING ASSETS. ALL YIELDS AND RATES ARE PRESENTED ON AN ANNUALIZED BASIS.
(2) INCLUDED IN INTEREST ARE NET LOAN FEES OF $9.3 MILLION, $10.2 MILLION, $11.6 MILLION, $10.9 MILLION, AND $11.3 MILLION FOR THE FIVE QUARTERS ENDED JUNE 30, 2003, RESPECTIVELY. THE AVERAGES INCLUDE LOANS ON WHICH THE ACCRUAL OF INTEREST HAS BEEN DISCONTINUED. INCOME ON NON-ACCRUAL LOANS IS RECOGNIZED ON A CASH BASIS.

                                                                         TABLE 2



                                            Quarters Ended
--------------------------------------------------------------------------------------------------------
         December 31, 2002                    September 30, 2002                 June 30, 2002
-----------------------------------     ------------------------------    ------------------------------
                              (1)                                (1)                               (1)
 Average                     Yield/      Average                Yield/     Average                Yield/
 Balance       Interest       Rate       Balance     Interest    Rate      Balance     Interest    Rate
---------      --------      ------     ---------    --------   ------    ---------    --------   ------
$33,890.6     $   471.5       5.52%     $33,314.6     $487.5     5.81%    $32,967.1     $491.3     5.98%

  9,995.4         150.3       6.20       10,007.1      156.8     6.46       9,973.3      160.8     6.59
    374.7           6.1       6.89          370.4        5.7     6.39         357.3        6.1     6.94

    342.7           6.1       7.08          375.2        6.9     7.30         416.4        7.4     7.14
     42.0           1.0       9.19           44.9        1.0     8.96          48.6        1.1     9.11
  1,097.8          14.9       5.39          667.1        9.7     5.79         611.2        8.5     5.54
---------     ---------       ----      ---------     ------     ----     ---------     ------     ----
 45,743.2     $   649.9       5.69%      44,779.3     $667.6     5.97%     44,373.9     $675.2     6.13%
   (498.1)                                 (490.4)                           (487.4)
  4,556.3                                 4,349.9                           4,200.3
---------     ---------       ----      ---------     ------     ----     ---------     ------     ----
$49,801.4                               $48,638.8                         $48,086.8
=========     =========       ====      =========     ======     ====     =========     ======     ====

$ 2,337.1     $     5.5       0.94%     $ 2,332.2     $  7.3     1.24%    $ 2,356.1     $  7.6     1.29%
  4,421.3          10.6       0.95        4,012.6       10.5     1.04       4,014.4        9.3     0.93
 20,515.9         116.1       2.24       20,390.9      125.2     2.44      21,139.1      137.0     2.60
  5,852.3          21.5       1.46        5,701.3       25.0     1.74       5,420.1       23.7     1.76
  4,470.9          49.0       4.35        4,447.1       50.4     4.50       4,261.1       50.8     4.78
  2,185.1          16.6       3.01        2,164.8       17.3     3.17       1,724.3       15.5     3.60
---------     ---------       ----      ---------     ------     ----     ---------     ------     ----
 39,782.6     $   219.3       2.19%      39,048.9     $235.7     2.39%     38,915.1     $243.9     2.51%
  4,353.2                                 4,201.6                           4,180.8
  1,106.3                                   959.8                             831.8
 45,242.1                                44,210.3                          43,927.7
  4,559.3                                 4,428.5                           4,159.1
---------     ---------       ----      ---------     ------     ----     ---------     ------     ----
$49,801.4                               $48,638.8                         $48,086.8
=========     =========       ====      =========     ======     ====     =========     ======     ====
              $   430.6                               $431.9                            $431.3
=========     =========       ====      =========     ======     ====     =========     ======     ====
                              3.77%                              3.86%                             3.92%
=========     =========       ====      =========     ======     ====     =========     ======     ====
                              3.50%                              3.58%                             3.62%
=========     =========       ====      =========     ======     ====     =========     ======     ====

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

         The Company's net interest margin decreased 32 basis points from the second quarter of 2002 to 3.60% for the 2003 second quarter period. The net interest spread between interest-earning assets and interest-bearing liabilities decreased 25 basis points from the second quarter of 2002 to 3.37% for the second quarter of 2003. During 2002, the interest sensitivity position of the Company turned to a more asset sensitive position (interest-earning assets were repricing faster than interest-bearing liabilities) from an essentially neutral position at the beginning of 2002. Increased asset sensitivity resulted in a compression of the net interest margin, discussed further below.

         Looking at the remainder of 2003, the current weak economic conditions and the prolonged low interest rate environment present a challenge that the Company believes is manageable. These factors have contributed to historically low mortgage interest rates, leading to higher prepayments of mortgage-backed securities, 1-4 family mortgage loans, as well as other fixed-rate interest-earning assets tied to treasury yields (which are the benchmark for mortgage interest rates). Prepayments from these assets, as well as fixed-rate commercial loans, are being reinvested at lower rates, while liability costs, which are tied to other indexes, are not declining at the same pace as asset yields. The margin compression discussed above is likely to continue until economic conditions improve and/or the yield curve rises enough to slow prepayment volume. We expect slight margin compression to continue until both long and short-term rates begin to rise. Since the balance sheet is in a slightly asset sensitive interest rate position, an increase in interest rates would improve the net interest margin. Management has taken steps to manage the interest rate sensitivity position of the Company, such as remaining focused on variable-rate lending, prudent securities purchases, avoiding long-term fixed-rate loans, and continued growth in core deposits. These strategies allow the Company to avoid investments in low-yielding, long-term assets that present unacceptable future interest rate risk to the Company.

         See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.


PROVISION FOR LOAN LOSSES

         During the second quarter of 2003, the Company recorded a $30.3 million provision for loan losses. This compares to a provision of $28.7 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003 and 2002, the provision for loan losses was $59.7 million and $56.4 million, respectively. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by Management based on the factors as described in "Allowance for Loan Losses" later in Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME

         Total non-interest income for the quarter ended June 30, 2003 was $195.7 million, an increase of $35.8 million or 22% over the same period in 2002. For the six months ended June 30, 2003, non-interest income was $372.9 million, an increase of $59.2 million or 19% over the same period in 2002.

         Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the second quarter of 2003 by 5% from the comparable year-ago period. For the six months ended June 30, 2003, service charges on deposit accounts increased 9% over the same period in 2002. Factors contributing to this increase include increases in service charges on large corporate accounts and fees charged for non-sufficient funds.

         Mortgage banking operations income increased 93% and 74% for the three and six-month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The increase was driven by increased loan production during the first six months of 2003 when compared to the same period in 2002. Mortgage loan production during the first six months of 2003 totaled $3,652.5 million compared to $1,767.9 million during the first six months of 2002. This increased production during 2003 is directly related to historically low mortgage interest rates during this period. Once mortgage interest rates begin to increase, the Company expects loan production to slow down accordingly. Also related to increased mortgage loan production, gains on sales of loans held for sale increased to $15.7 million and $27.4 million during the second quarter and first six months of 2003, respectively. This compares to gains of $6.9 million and $16.3 million during for the second quarter and first six months of 2002, respectively.

         Bankcard fees increased during the second quarter of 2003 by 12% compared to the second quarter of 2002. For the first six months of 2003, the increase in bankcard fees was 5% over the same period in 2002. This increase was primarily due to increased merchant fees, including increased sales volume and an increase in certain service charges. Debit card fees increased in the second quarter and first six months of 2003 by 15% and 19%, respectively, compared to the same periods in 2002 as a result of increased volume. During the second quarter of 2003, Visa and MasterCard settled lawsuits brought by some major retailers. The effect of the settlements on the Company will likely be slower growth in debit card fees, since the fees charged to merchants by Visa and MasterCard to process their debit cards will decrease.

         Investment fee income increased 25% during the second quarter of 2003 compared to the second quarter of 2002. For the six months ended June 30, 2003, investment fee income increased 23% over the same period in 2002. This increase was driven by increased business in the capital market areas and market conditions, resulting from higher fees earned in facilitating customer derivative transactions. Income from bank owned life insurance ("BOLI") for the second quarter and first six months of 2003 increased 10% and 21%, respectively, over the comparable year-ago periods. All other income increased 46% and 26% during the second quarter and first six months of 2003, respectively, compared to the same periods in 2002. This increase was primarily due to increased income associated with a program with the Company's new check provider.

         There were no other significant non-interest income items recorded in either the second quarter or the first six months of 2003 or 2002.

NON-INTEREST INCOME                                                      TABLE 3
(In Millions)

                                                                               Quarters Ended
                                                  ----------------------------------------------------------------------
                                                           2003                                      2002
                                                  -----------------------         --------------------------------------
                                                  Jun 30          Mar 31           Dec 31        Sept 30         Jun 30
                                                  -------         -------         -------        -------         -------
Service charges on deposit accounts               $  72.1         $  70.8         $  74.8        $  72.1         $  68.5
Mortgage banking operations                          26.7            19.4            23.1           17.2            13.8
Bankcard fees                                        12.8            10.4            11.2           10.9            11.4
Debit card fees                                      11.3            10.5            10.5            9.9             9.8
Trust fees                                            8.6             7.4             8.8            8.5             8.9
Investment fees                                      18.9            16.2            15.1           15.8            15.1
Bank owned life insurance                            13.9            16.1            12.5           12.6            12.6
Gains on sales of loans held-for-sale, net           15.7            11.7            10.5            6.2             6.9
Securities gains (losses), net                       (1.4)           (1.1)            0.1           (0.8)            1.2
Other                                                17.1            15.8            14.3           14.0            11.7
                                                  -------         -------         -------        -------         -------
     Total                                        $ 195.7         $ 177.2         $ 180.9        $ 166.4         $ 159.9
                                                  =======         =======         =======        =======         =======

NON-INTEREST EXPENSE

         Total non-interest expense was $324.4 million in the second quarter of 2003 compared to $320.8 million for the same period in 2002. For the six months ended June 30, 2003 and 2002, total non-interest expense was $636.4 million and $633.1 million, respectively. The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 52.59% and 52.45% for the three and six-month periods ended June 30, 2003, respectively. This compares to an efficiency ratio of 54.37% and 54.33%, for the three and six-month periods ended June 30, 2002, respectively. This improvement in the efficiency ratio is attributable to the fact that non-interest expense remained at a relatively constant level year over year, while increases in non-interest income provided for growth in the denominator of the calculation.

         Salaries and employee benefits expense is the largest component of non-interest expense, accounting for 61% and 62% of all non-interest expense for the second quarter and first six months of 2003, respectively. Salary and employee benefits expense increased during the second quarter and first six months of 2003 by 9% and 8%, respectively, over the same year-ago periods. These increases were driven by annual merit increases, incentive increases primarily in the Company's mortgage banking subsidiary related to increased mortgage loan production, and increases in certain employee benefit costs.

         Expense for professional services for the second quarter and first six months of 2003 decreased 16% and 11%, respectively, over the same periods a year ago. This decrease was due primarily to a decrease in fees paid to employee recruitment firms and Visa fees. Data processing expense increased 36% and 26% during the second quarter and six-month period ended June 30, 2003, respectively, when compared to the same periods in 2002. This increase primarily related to a license fee related to a patent covering certain processes used by the Company. For the three and six months ended June 30, 2003, communications expense decreased 19% and 18%, respectively, over the same periods in 2002. This decrease relates primarily to lower expenses related to the conversion to a new phone system and other renegotiated rates and contracts.

         There were no other significant non-interest expense items recorded in either the second quarter or the first six months of 2003 or 2002.


NON-INTEREST EXPENSE                                                    TABLE 4
(In Millions)

                                                             Quarters Ended
                                      ---------------------------------------------------------------
                                               2003                              2002
                                      ---------------------       -----------------------------------
                                      Jun 30        Mar 31         Dec 31       Sept 30       Jun 30
                                      -------       -------       -------       -------       -------
Salaries and employee benefits        $ 199.3       $ 194.4       $ 190.7       $ 186.4       $ 183.4
Net occupancy                            26.7          26.0          28.9          27.0          28.1
Equipment                                16.3          15.9          18.2          17.1          16.7
Professional services                    15.5          13.5          17.5          15.3          18.5
Data processing                          14.3          11.7          11.0          10.6          10.5
Communications                           12.7          12.3          14.3          13.6          15.7
Other                                    39.6          38.2          47.1          46.0          47.9
                                      -------       -------       -------       -------       -------
     Total                            $ 324.4       $ 312.0       $ 327.7       $ 316.0       $ 320.8
                                      =======       =======       =======       =======       =======


INCOME TAX EXPENSE

         Income tax expense for the second quarter and first six months of 2003 was $83.0 million and $162.7 million, respectively, for an effective tax rate of 32.2% and 32.0%, respectively. This compares to income tax expense for the second quarter and first six months of 2002 of $77.4 million and $153.9 million, respectively, for an effective rate of 32.5% and 32.6%, respectively. The statutory federal income tax rate was 35% in 2003 and 2002.

LOANS

         Loans, net of unearned income at June 30, 2003 were $34,297.1 million, a net increase of $59.5 million over the December 31, 2002 level. During the first six months of 2003, $82.1 million of loans were obtained in the acquisition of another financial institution. The lending environment continues to be challenging due to continued weak economic conditions. This economic environment has led to lower demand for loans as well as historically low interest rates. While loan production remains good, high payoffs related to the prolonged low interest rate environment are out pacing new loan growth. This trend may continue in the near future, given the uncertainty in the economy at this time. However, Management believes that the Company is well positioned to achieve more loan growth, through extensive calling efforts and sales culture, once the economy begins to improve.

         The Company considers the appropriate mix of variable and fixed-rate loans in asset/liability management strategy. As of June 30, 2003, 75% of the Company's loan portfolio had variable interest rates. Of the Company's variable-rate loan portfolio balance, 50% of these loans were tied to the floating London Interbank Offered Rate ("LIBOR"), 44% were tied to the Prime rate, and 6% were tied to other indexes.


LOAN PORTFOLIO                                                           TABLE 5
(In Millions)

                                                                           Quarters Ended
                                   -----------------------------------------------------------------------------------------------
                                                  2003                                               2002
                                   -----------------------------------    --------------------------------------------------------
                                         Jun 30            Mar 31              Dec 31             Sept 30              Jun 30
                                   ----------------   ----------------    ----------------   ----------------    -----------------
                                     Amount      %     Amount      %        Amount      %      Amount     %        Amount      %
                                   ---------   ----   ---------   ----    ---------   ----   ---------   ----    ---------    ----
Commercial, financial and
  agricultural                     $12,636.8   36.6%  $12,664.3   36.5%   $12,592.7   36.5%  $12,357.3   36.5%   $12,112.2    36.2%
Real estate construction             5,353.7   15.5     5,355.6   15.4      5,215.4   15.1     4,929.2   14.6      4,870.0    14.6
Commercial real estate mortgage      7,253.8   21.0     7,345.5   21.2      7,303.4   21.2     7,212.3   21.3      7,113.6    21.3
Residential real estate mortgage     6,178.6   17.9     6,160.5   17.8      6,123.1   17.8     6,021.7   17.8      5,918.8    17.7
Loans to individuals                 1,724.2    5.0     1,775.8    5.1      1,869.5    5.4     1,935.0    5.7      2,012.5     6.0
Lease financing:
   Commercial leases                   654.6    1.9       661.9    1.9        681.0    2.0       661.1    2.0        626.6     1.9
   Auto leases                         728.6    2.1       714.0    2.1        698.1    2.0       722.7    2.1        769.3     2.3
                                   ---------   ----   ---------   ----    ---------   ----   ---------   ----    ---------    ----
                                    34,530.3    100%   34,677.6    100%    34,483.2    100%   33,839.3    100%    33,423.0     100%
                                               ====               ====                ====               ====                 ====
Unearned income                       (233.2)            (237.2)             (245.6)            (239.3)             (242.3)
                                   ---------          ---------           ---------          ---------           ---------
Loans, net of unearned income       34,297.1           34,440.4            34,237.6           33,600.0            33,180.7

Allowance for loan losses             (501.1)            (499.5)             (498.5)           (497.6)              (488.3)
                                   ---------          ---------           ---------          ---------           ---------
Net loans                          $33,796.0          $33,940.9           $33,739.1          $33,102.4           $32,692.4
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

         The allowance allocated to Watch-list loans at June 30, 2003 totaled $108.6 million, and the allowance allocated to Non-problem loans totaled $392.5 million. Based on the methodology outlined above, the total allowance for loan losses was $501.1 million at June 30, 2003 and $498.5 million at December 31, 2002. As a percentage of outstanding loans, the total allowance for loan losses was 1.46%, consistent with the December 31, 2002 level. Net charge-offs during the three months ended June 30, 2003 totaled $30.2 million or .35% of average net loans on an annualized basis, an increase of $4.4 million from the 2002-second quarter period.


ALLOWANCE FOR LOAN LOSSES                                                TABLE 6
(In  Thousands)

                                                                                         Quarters Ended
                                                            ---------------------------------------------------------------------
                                                                     2003                                   2002
                                                            ------------------------      ---------------------------------------
                                                             Jun 30          Mar 31         Dec 31        Sept 30         Jun 30
                                                            ---------      ---------      ---------      ---------      ---------
Balance beginning of quarter                                $ 499,452      $ 498,501      $ 497,624      $ 488,340      $ 485,389
Loans charged-off:
         Commercial, financial and agricultural                16,374         15,351         16,256         11,895         13,759
         Real estate construction                                  22             69              0             54              0
         Commercial real estate mortgage                        1,305            255          1,425          1,275            912
         Residential real estate mortgage                       2,829          3,184          2,057          2,758          2,471
         Loans to individuals                                  12,737         13,666         15,418         12,837         11,760
         Lease financing:
            Commercial leases                                      33            375          1,494             74            233
            Auto leases                                           688            762            960            855            546
                                                            ---------      ---------      ---------      ---------      ---------
                      Total charge-offs                        33,988         33,662         37,610         29,748         29,681
                                                            ---------      ---------      ---------      ---------      ---------
Recoveries of loans previously charged-off:
         Commercial, financial and agricultural                 1,127          3,060          2,269          1,096          1,286
         Real estate construction                                   1              2              0              4              0
         Commercial real estate mortgage                           27             60             62              1            175
         Residential real estate mortgage                         154            413            170            248            529
         Loans to individuals                                   2,412          1,610          1,937          1,289          1,884
         Lease financing:
            Commercial leases                                       0              0              0              0              0
            Auto leases                                            43             68             49             40              9
                                                            ---------      ---------      ---------      ---------      ---------
                      Total recoveries                          3,764          5,213          4,487          2,678          3,883
                                                            ---------      ---------      ---------      ---------      ---------
Net loans charged-off                                          30,224         28,449         33,123         27,070         25,798
Additions to allowance charged to expense                      30,300         29,400         34,000         36,354         28,728
Subsidiaries' allowance at date of purchase                     1,540              0              0              0             21
                                                            ---------      ---------      ---------      ---------      ---------
Balance at end of quarter                                   $ 501,068      $ 499,452      $ 498,501      $ 497,624      $ 488,340
                                                            =========      =========      =========      =========      =========

(In  millions)
Loans outstanding at quarter end,
         net of unearned income                             $34,297.1      $34,440.4      $34,237.6      $33,600.0      $33,180.7
Average loans outstanding,
         net of unearned income                             $34,405.1      $34,395.7      $33,890.6      $33,314.6      $32,967.1
Ratios:
         Allowance to net loans outstanding                      1.46%          1.45%          1.46%          1.48%          1.47%
         Net loans charged-off to average net loans              0.35           0.34           0.39           0.32           0.31
         Provision for loan losses to net charge-offs          100.25         103.34         102.65         134.30         111.36
         Provision for loan losses to average net loans          0.35           0.35           0.40           0.43           0.35

NON-PERFORMING ASSETS

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $241.2 million at June 30, 2003, a modest increase of $4.0 million from December 31, 2002. The ratio of non-performing assets to total loans plus other non-performing assets was 0.70% at June 30, 2003, while the allowance to non-performing loans ratio was 257.98% for the same period. The Company has historically maintained high credit underwriting standards and consistent credit disciplines, and does not see any trends that would result in any significant changes in ultimate losses.

         In addition to loans on non-accrual status, the Company has loans where known information about possible credit problems of borrowers causes Management to have doubts as to the ability of such borrowers to fully comply with their present loan repayment terms at June 30, 2003. These loans, although they are currently performing, could become non-performing and be placed on non-accrual status in the future. However, the magnitude of these loans is not such that any potential future losses are expected to have a material effect on the Consolidated Financial Statements.


NON-PERFORMING ASSETS                                                    TABLE 7
(Dollars In Millions)

                                                                                        Quarters Ended
                                                            ---------------------------------------------------------------------
                                                                     2003                                   2002
                                                            ------------------------      ---------------------------------------
                                                             Jun 30          Mar 31         Dec 31        Sept 30         Jun 30
                                                            ---------      ---------      ---------      ---------      ---------
Non-performing loans
         Commercial, financial, and agricultural             $  132.1      $   127.2      $   115.0      $   115.6      $   131.5
         Real estate construction                                10.8           23.1           24.1           24.1           22.1
         Commercial real estate mortgage                         20.2            5.3            5.1            4.6            9.3
         Residential real estate mortgage                        21.6           23.9           21.1           19.6           20.1
         Loans to individuals                                     9.5            9.7           10.2           12.7           11.2
                                                             --------      ---------      ---------      ---------      ---------
                 Total non-performing loans                     194.2          189.2          175.5          176.6          194.2
                                                             --------      ---------      ---------      ---------      ---------
Other real estate owned                                          45.6           51.4           55.1           65.5           59.5
Other repossessed assets                                          1.4            5.5            6.6            9.2           14.6
                                                             --------      ---------      ---------      ---------      ---------
                 Total non-performing assets                 $  241.2      $   246.1      $   237.2      $   251.3      $   268.3
                                                             ========      =========      =========      =========      =========

Accruing loans past due 90 days or more                      $   82.1      $    84.2      $    72.6      $    76.3      $    73.0
Ratios:
         Non-performing loans to total loans                     0.57%          0.55%          0.51%          0.53%          0.59%
         Non-performing assets to total loans
                 plus other non-performing assets                0.70           0.71           0.69           0.75           0.81
         Non-performing assets and accruing loans
                 90 days or more past due to total loans
                 plus other non-performing assets                0.94           0.96           0.90           0.97           1.03
         Allowance to non-performing loans                     257.98         264.05         284.06         281.75         251.41

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

         Total securities, including those designated as available-for-sale and held-to-maturity, have increased $474.8 million since December 31, 2002. Funds from prepayments of mortgage-backed securities as well as loan repayments that are unable to be reinvested in new loans due to diminished loan demand are being invested primarily in 15-year mortgage-backed securities.


AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES                       TABLE 8


                                                          Available-for-Sale Securities
                                           -------------------------------------------------------
                                                 June 30, 2003                December 31, 2002
                                           -------------------------     -------------------------
                                           Amortized         Fair        Amortized         Fair
(IN MILLIONS)                                 Cost           Value          Cost           Value
                                           ----------     ----------     ----------     ----------
U.S. Treasury securities                   $     43.7     $     46.4     $     36.5     $     38.9
U.S. Government agency securities             2,501.0        2,559.3        2,628.2        2,705.5
Mortgage-backed securities and
   collateralized mortgage obligations        7,404.1        7,644.1        6,311.1        6,625.7
Obligations of states and political
   subdivisions                                 343.7          376.3          333.6          353.3
Other debt securities                           228.1          228.6          550.4          550.5
Equity securities                               331.9          362.2          345.9          370.7
                                           ----------     ----------     ----------     ----------
     Total                                 $ 10,852.5     $ 11,216.9     $ 10,205.7     $ 10,644.6
                                           ==========     ==========     ==========     ==========

                                                           Held-to-Maturity Securities
                                           -------------------------------------------------------
                                                 June 30, 2003                December 31, 2002
                                           -------------------------     -------------------------
                                           Amortized         Fair        Amortized         Fair
                                              Cost           Value          Cost           Value
                                           ----------     ----------     ----------     ----------
U.S. Treasury securities                   $      0.5     $      0.5     $      1.5     $      1.5
U.S. Government agency securities                 7.5            7.7           23.0           23.6
Mortgage-backed securities and
   collateralized mortgage obligations          107.4          114.4          158.1          168.2
Obligations of states and political
   subdivisions                                  35.4           40.2           40.7           44.9
Other debt securities                           120.5          142.7          145.5          162.4
                                           ----------     ----------     ----------     ----------
     Total                                 $    271.3     $    305.5     $    368.8     $    400.6
                                           ==========     ==========     ==========     ==========

SHORT-TERM INVESTMENTS

         Short-term investments at June 30, 2003 totaled $1,529.9 million, reflecting an increase of $328.3 million from the December 31, 2002 level of $1,201.6 million, primarily due to an increased level of loans held for sale. At June 30, 2003, short-term investments consisted of $108.3 million in federal funds sold and securities purchased under resale agreements, $6.3 million in time deposits with other banks, $148.2 million in trading securities and $1,267.1 million in loans held for sale. Securities held for trading purposes primarily include inventory at the Company's brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value.

         The Company regularly participates in loan sales in the secondary market, which facilitate the management of its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $3,143.6 million during the six month period ended June 30, 2003. These sales move in tandem with production of new 1-4 family loans, which is currently at a high level due to low mortgage rates. A slowdown in loan sales should be expected if mortgage rates rise and new loan production returns to lower levels.

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

         Deposits are the Company's primary source of funding. Total deposits at June 30, 2003 were $34,368.7 million, up $1,423.3 million or 4% from the December 31, 2002 level of $32,945.4 million. Of this increase, $1,249.2 million is from wholesale funding sources. Core deposits, defined as demand deposits and time deposits less than $100,000, increased $174.1 million during the period. In the first six months of 2003, deposits of $103.8 million were obtained in the acquisition of another financial institution. At June 30, 2003 total deposits included interest-bearing deposits of $28,978.3 million and other deposits of $5,390.4 million.

         Short-term borrowings at June 30, 2003 were $5,392.2 million and included federal funds purchased of $3,140.6 million, securities sold under agreements to repurchase of $1,964.5 million and other borrowed funds of $287.1 million. At June 30, 2003 total short-term borrowings were 10% of total liabilities and stockholders' equity, which is consistent with the December 31, 2002 level.

         FHLB advances totaled $3,670.9 million at June 30, 2003. The current quarter end balance is down $800.0 million from the level outstanding at December 31, 2002. The Company uses FHLB advances as an alternative to other funding sources with similar maturities. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability management strategy.

         At June 30, 2003 and December 31, 2002, total long-term debt was $2,533.7 million and $2,181.9 million, respectively. During the first six months of 2003, $450.0 million in Bank Notes and Subordinated Notes were issued and $100 million of 7% Debentures matured. Maturities of long-term debt during the remainder of 2003 will include $200 million of variable-rate Bank Notes on October 3, 2003.

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

         The June 30, 2003 Tier 1 and Total capital to risk weighted assets were 7.88% and 11.05%, respectively, compared to the December 31, 2002 ratios of 8.15% and 11.09%, respectively.

CAPITAL RATIOS                                                           TABLE 9
(DOLLARS IN MILLIONS)

                                                     2003                                    2002
                                           -------------------------       -----------------------------------------
                                            Jun 30           Mar 31          Dec 31         Sept 30         Jun 30
                                           ---------       ---------       ---------       ---------       ---------
Tier 1 capital:
   Stockholders' equity                    $ 4,496.9       $ 4,523.1       $ 4,627.6       $ 4,534.3       $ 4,322.6
   Intangible assets other than
        servicing rights                      (806.8)         (795.4)         (797.9)         (801.3)         (799.9)
   Accumulated other
     comprehensive income                     (263.1)         (270.4)         (334.9)         (350.6)         (244.5)
                                           ---------       ---------       ---------       ---------       ---------
        Total Tier 1 capital                 3,427.0         3,457.3         3,494.8         3,382.4         3,278.2
                                           ---------       ---------       ---------       ---------       ---------
Tier 2 capital:
   Allowable allowance for loan losses         501.1           499.5           498.5           497.6           488.3
   Allowable long-term debt                    875.0           915.0           765.0           765.0           765.0
                                           ---------       ---------       ---------       ---------       ---------
        Total Tier 2 capital                 1,376.1         1,414.5         1,263.5         1,262.6         1,253.3
                                           ---------       ---------       ---------       ---------       ---------
        Total risk-based capital           $ 4,803.1       $ 4,871.8       $ 4,758.3       $ 4,645.0       $ 4,531.5
                                           =========       =========       =========       =========       =========
Risk-weighted assets                       $43,477.3       $42,582.5       $42,890.2       $41,626.6       $40,526.2
Risk-based ratios:
   Tier 1 capital                               7.88%           8.12%           8.15%           8.13%           8.09%
   Total capital                               11.05           11.44           11.09           11.16           11.18
Leverage ratio                                  6.78            6.96            7.13            7.07            6.93

         On January 15, 2003, the Company's board of directors authorized the repurchase of up to $500 million of the Company's common stock. At current prices, this would represent approximately 5% of the outstanding shares at December 31, 2002. The actual amount repurchased may be less and is dependent on overall market and economic conditions, or alternative uses of capital such as for internal growth or acquisition opportunities that may arise. The repurchase program, which began in the first quarter of 2003, will generally be implemented through open market transactions at prevailing prices. The Company's strong capital position has enabled it to adopt such a program and Management believes it will further enhance shareholder value. As always, the Company will continue to evaluate capital levels and the related impact of repurchases on both a book and risk-based capital basis, and will maintain capital at levels deemed appropriate by Management and above prescribed minimums as described above. As of June 30, 2003, the Company has repurchased approximately 10.3 million shares under this program.

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

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $13,246.2 million at June 30, 2003 and $12,866.0 million at December 31, 2002. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's subsidiary bank had commitments to issue standby letters of credit outstanding of approximately $1,358.8 million at June 30, 2003 and $1,384.3 million at December 31, 2002. In addition, the Company has recorded a liability for the estimated fair value of these standby letters of credit of approximately $2.0 million at June 30, 2003 and $1.9 million at December 31, 2002.

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

         The following table illustrates the expected effect a given parallel interest rate shift would have on the annualized projected net interest income of the Company as of June 30, 2003. These projections are based on a flat rate scenario. Actual interest rate adjustments made by the Federal Reserve do not result in parallel shifts in interest rate because of factors relating to the sloping yield curve.

                                                  INCREASE/(DECREASE) IN
                                                   NET INTEREST INCOME
                                                  ----------------------
              CHANGE IN INTEREST RATES                $              %
        ------------------------------------      ----------      ------
                                                  (DOLLARS IN THOUSANDS)
        + 100 basis points..................       $ 43,448        2.69%
        +  50 basis points..................         24,026        1.49
        -  50 basis points..................        (21,343)      (1.32)

DERIVATIVE FINANCIAL INSTRUMENTS

         Derivative financial instruments that are used as a part of the Company's interest rate risk management strategy include interest rate swap agreements ("swaps"). These swaps qualify for hedge accounting treatment and are designated as follows: (1) Some swaps provide for the Company to pay interest based on LIBOR while receiving payments of a fixed rate. These swaps are designated as fair value hedges of pools of fixed-rate deposit liabilities and certain fixed-rate long-term debt. (2) Some swaps also provide for the Company to pay interest based on LIBOR while receiving payments of a fixed rate. These swaps are designated as cash flow hedges of the interest received on pools of floating-rate LIBOR loans. (3) Other swaps provide for the Company to pay a fixed rate of interest while receiving payments based on a floating rate. These swaps are designated as cash flow hedges of the interest paid on long-term bank notes.

         Some of the Company's derivative financial instruments do not qualify for hedge accounting. The Company enters into various contracts to provide derivative products to customers and enters into offsetting positions with third parties. Since the Company offsets its customer positions with mirror positions through third parties, the impact to net earnings for these derivatives reflects the fee earned for providing this service, which is recorded in non-interest income. Also, the Company's mortgage banking subsidiary enters into interest rate locks, where customers have locked into mortgage loans at a set interest rate, and forward sales commitments, which are sales of mortgage loans to third parties at a specified price.

END USER DERIVATIVE INSTRUMENTS                                         TABLE 10
(Dollars in Millions)

                                                      WEIGHTED                                      CARRYING VALUE
                                                       AVERAGE     AVERAGE                  -----------------------------
                                          NOTIONAL    MATURITY    RECEIVED     AVERAGE      GROSS        GROSS
                                          BALANCE     IN MONTHS     RATE       PAY RATE     GAINS       LOSSES        NET
                                          -------     ---------   --------     --------     -----       ------        ---
Fair Value Hedges:
      Interest rate swaps - received
           fixed/pay floating             $  980.0        34        6.34%        1.43%     $  85.3          --      $  85.3
Cash Flow Hedges:
      Interest rate swaps - received
          fixed/pay floating                 450.0        43        6.77         1.34         66.7          --         66.7
      Interest rate swaps - received
          floating/pay fixed                 200.0         3        1.29         3.15           --        (1.1)        (1.1)
Mortgage Lending Commitments:
       Forward contracts                   1,531.7         2          --           --          0.4          --          0.4
       Interest rate lock commitments        589.2         2          --           --          3.6          --          3.6
                                          --------                                                                  -------
Total Derivatives                         $3,750.9                                                                  $ 154.9
                                          ========                                                                  =======

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

ITEM 4.  CONTROLS AND PROCEDURES

         The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. The evaluation was performed under the supervision and with the participation of the Company's Disclosure Committee and Management, including the principal executive officer and the principal financial officer, as of the end of the period covered by this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

         During the period covered by this quarterly report, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of SouthTrust Corporation was held on April 16, 2003, and the stockholders elected four nominees as directors. The following is a tabulation of the voting on this matter.

         Names                         Votes For         Votes Withheld
         -----                         ---------         --------------
         William A. Coley             297,072,109            3,198,334
         Allen J. Keesler, Jr.        295,654,771            4,615,672
         Judy M. Merritt              296,958,945            3,311,498
         Van L. Richey                295,335,680            4,934,763


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

                  31(a) Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

                  31(b) Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

                  32(a) Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32(b) Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         *        Incorporated herein by reference

         (b) Reports on Form 8-K filed in the second quarter of 2003: a Form 8-K was filed on April 17, 2003, announcing financial results and disclosing supplemental financial information for the quarter ended March 31, 2003.


         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SOUTHTRUST CORPORATION


Date:    August 13, 2003                      /s/ Wallace D. Malone, Jr.
                                              ---------------------------
                                                  Wallace D. Malone, Jr.
                                                    Chairman and Chief
                                                     Executive Officer


Date:    August 13, 2003                      /s/ Alton E. Yother
                                              ---------------------------
                                                     Alton E. Yother
                                                Executive Vice President,
                                                 Treasurer and Controller
                                              (Principal Financial Officer)