Form 10-Q
period 2003-09-30
SOUTHTRUST CORP
filed 2003-11-10
CIK 92081

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]      No [ ]

At October 31, 2003, there were 331,814,541 shares of the Registrant's Common Stock, $2.50 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement Description                                                    Page(s)
---------------------                                                    -------
Consolidated Condensed Balance Sheets (Unaudited)
         September 30, 2003, December 31, 2002 and
         September 30, 2002                                                  3

Consolidated Condensed Statements of Income (Unaudited)
         Three and nine months ended September 30, 2003 and 2002             4

Consolidated Condensed Statements of Stockholders' Equity
  and Comprehensive Income (Unaudited)
         Nine months ended September 30, 2003 and 2002                       5

Consolidated Condensed Statements of Cash Flows (Unaudited)
         Nine months ended September 30, 2003 and 2002                       6

Notes to Consolidated Condensed Financial Statements (Unaudited)
         Three and nine months ended September 30, 2003 and 2002          7-15

         The Consolidated Condensed Financial Statements were prepared by the SouthTrust Corporation (the "Company" or "SouthTrust") without an audit, but in the opinion of Management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations as of and for the three and nine month periods ended September 30, 2003 and 2002. Results of operations for the interim 2003 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              and

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        These items are included on Pages 16-34.

ITEM 4. CONTROLS AND PROCEDURES

        This item is included on page 35.

                             SOUTHTRUST CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

(In Thousands, except share data)                       SEPTEMBER 30      DECEMBER 31     SEPTEMBER 30
                                                            2003             2002             2002
                                                       --------------   --------------   --------------
ASSETS
  Cash and due from banks                              $      968,894   $    1,005,327   $    1,123,590
  Short-term investments:
    Federal funds sold and securities
      purchased under resale agreements                       353,270            6,638          230,049
    Interest-bearing deposits in other banks                    6,762            4,574            5,318
    Trading securities                                        133,757           56,356           92,382
    Loans held for sale                                       788,659        1,134,013          785,230
                                                       --------------   --------------   --------------
         Total short-term investments                       1,282,448        1,201,581        1,112,979
  Available-for-sale securities                            11,078,609       10,644,634       10,489,170
  Held-to-maturity securities (1)                             244,549          368,791          407,458
  Loans                                                    35,084,958       34,483,228       33,839,332
  Less:
    Unearned income                                           228,298          245,649          239,279
    Allowance for loan losses                                 501,180          498,501          497,624
                                                       --------------   --------------   --------------
         Net loans                                         34,355,480       33,739,078       33,102,429
  Premises and equipment, net                                 928,310          918,962          912,473
  Due from customers on acceptances                                 -                -            3,300
  Goodwill and core deposit intangible assets                 802,690          797,857          801,330
  Bank owned life insurance                                 1,017,045          984,766          972,226
  Other assets                                                883,908          909,860          828,749
                                                       --------------   --------------   --------------
         Total assets                                  $   51,561,933   $   50,570,856   $   49,753,704
                                                       ==============   ==============   ==============

LIABILITIES
  Deposits:
    Interest-bearing                                   $   29,184,598   $   28,292,911   $   27,268,628
    Non-interest-bearing                                    5,099,560        4,652,495        4,295,318
                                                       --------------   --------------   --------------
         Total deposits                                    34,284,158       32,945,406       31,563,946
  Federal funds purchased and securities sold
    under agreements to repurchase                          5,565,471        4,756,286        5,492,668
  Other short-term borrowings                                 107,468          509,658          468,621
  Bank acceptances outstanding                                      -                -            3,300
  Federal Home Loan Bank advances                           3,595,849        4,470,944        4,470,975
  Long-term debt                                            2,717,291        2,181,894        2,185,136
  Other liabilities                                           910,703        1,079,087        1,034,786
                                                       --------------   --------------   --------------
         Total liabilities                                 47,180,940       45,943,275       45,219,432

STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00 a share (2)                     -                -                -
   Common stock, par value $2.50 a share (3)                  892,084          889,450          889,249
   Capital surplus                                            617,333          604,034          603,243
   Retained earnings                                        3,289,361        2,979,822        2,871,877
   Accumulated other comprehensive income, net                165,356          334,928          350,541
   Treasury stock, at cost (4)                               (583,141)        (180,653)        (180,638)
                                                       --------------   --------------   --------------
         Total stockholders' equity                         4,380,993        4,627,581        4,534,272
                                                       --------------   --------------   --------------
         Total liabilities and stockholders' equity    $   51,561,933   $   50,570,856   $   49,753,704
                                                       ==============   ==============   ==============

(1) Held-to-maturity securities-fair value             $      273,644   $      400,587   $      441,769
(2) Preferred shares authorized                             5,000,000        5,000,000        5,000,000
    Preferred shares issued                                         -                -                -
(3) Common shares authorized                            1,000,000,000    1,000,000,000    1,000,000,000
    Common shares issued                                  356,833,561      355,779,957      355,699,454
(4) Treasury shares of common stock                        23,623,223        8,855,791        8,855,232

            See Notes to Consolidated Condensed Financial Statements

                             SOUTHTRUST CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
(In Thousands, except per share data)                         SEPTEMBER 30               SEPTEMBER 30
                                                      -----------   -----------    -----------    -----------
                                                          2003         2002           2003           2002
                                                      -----------   -----------    -----------    -----------
INTEREST INCOME
  Loans, including fees                               $   419,865   $   487,019    $ 1,302,479    $ 1,482,557
  Available-for-sale securities                           131,757       160,336        429,225        483,034
  Held-to-maturity securities                               4,545         7,644         15,623         25,007
  Short-term investments                                   16,986         9,740         46,541         27,871
                                                      -----------   -----------    -----------    -----------
      Total interest income                               573,153       664,739      1,793,868      2,018,469
                                                      -----------   -----------    -----------    -----------
INTEREST EXPENSE
  Deposits                                                103,413       142,962        342,015        464,037
  Short-term borrowings                                    12,926        25,059         45,349         77,078
  Federal Home Loan Bank advances                          33,824        50,392        119,627        153,574
  Long-term debt                                           15,416        17,310         47,329         46,309
                                                      -----------   -----------    -----------    -----------
      Total interest expense                              165,579       235,723        554,320        740,998
                                                      -----------   -----------    -----------    -----------
      Net interest income                                 407,574       429,016      1,239,548      1,277,471
      Provision for loan losses                            30,000        36,354         89,700         92,732
                                                      -----------   -----------    -----------    -----------
    NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                       377,574       392,662      1,149,848      1,184,739

NON-INTEREST INCOME
  Service charges on deposit accounts                      76,172        72,057        219,056        202,880
  Mortgage banking operations                              22,931        17,201         68,964         43,587
  Bankcard fees                                            12,230        10,942         35,383         32,962
  Debit card fees                                           9,948         9,870         31,716         28,154
  Trust fees                                                8,674         8,501         24,727         25,422
  Investment fees                                          17,010        15,822         52,039         44,370
  Bank owned life insurance                                11,698        12,579         41,757         37,420
  Gains on sales of loans held for sale, net               14,502         6,186         41,911         22,506
  Securities gains (losses), net                            2,436          (813)           (39)         2,543
  Other                                                    18,995        14,057         51,947         40,275
                                                      -----------   -----------    -----------    -----------
      Total non-interest income                           194,596       166,402        567,461        480,119
                                                      -----------   -----------    -----------    -----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                          194,526       186,379        588,264        551,927
  Net occupancy                                            26,879        27,018         79,595         81,684
  Equipment                                                16,156        17,131         48,359         50,375
  Professional services                                    15,255        15,314         44,247         47,956
  Data processing                                          11,253        10,626         37,216         31,290
  Communications                                           12,239        13,617         37,142         43,824
  Other                                                    36,076        45,881        113,901        142,077
                                                      -----------   -----------    -----------    -----------
      Total non-interest expense                          312,384       315,966        948,724        949,133
                                                      -----------   -----------    -----------    -----------
Income before income taxes                                259,786       243,098        768,585        715,725
Income tax expense                                         81,211        78,852        243,885        232,770
                                                      -----------   -----------    -----------    -----------
        NET INCOME                                    $   178,575   $   164,246    $   524,700    $   482,955
                                                      ===========   ===========    ===========    ===========
Average shares outstanding - basic (in thousands)         336,184       346,802        340,605        346,684
Average shares outstanding - diluted (in thousands)       339,875       351,008        344,610        350,961
Net income per share - basic                          $      0.53   $      0.47    $      1.54    $      1.39
Net income per share - diluted                               0.53          0.47           1.52           1.38
Dividends declared per share                                 0.21          0.17           0.63           0.51

            See Notes to Consolidated Condensed Financial Statements

                             SOUTHTRUST CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                          ACCUMULATED
                                          COMMON STOCK                                       OTHER
                                   ------------------------      CAPITAL      RETAINED    COMPREHENSIVE   TREASURY
                                      SHARES        AMOUNT       SURPLUS      EARNINGS       INCOME        STOCK          TOTAL
                                   -----------    ---------     ---------    ----------     ---------    ----------    -----------
                                                                 (In Thousands, except share data)
BALANCE AT JANUARY 1, 2002         346,272,607    $ 887,745     $ 597,187    $2,566,308     $  91,029    $ (179,894)   $ 3,962,375

Net income                                   -            -             -       482,955             -             -        482,955
Change in:
 Unrealized gain on available
  -for-sale securities, net*                 -            -             -             -       229,904             -        229,904
 Unrealized gain on
  derivatives, net*                          -            -             -             -        29,608             -         29,608
                                                                                                                       -----------
 Total other comprehensive
  income, net                                                                                                              259,512
                                                                                                                       -----------
Comprehensive income                                                                                                       742,467
                                                                                                                       ===========

Dividends declared ($.51 per
 share)                                      -            -             -      (177,386)            -             -       (177,386)
Common stock issued pursuant to:
  Long - term incentive plan           473,333        1,183         4,208             -             -             -          5,391
  Employee discounted stock
   purchase plan                       128,144          321         1,848             -             -             -          2,169
Treasury stock acquired                (29,862)           -             -             -             -          (744)          (744)
                                   -----------    ---------     ---------    ----------     ---------    ----------    -----------
BALANCE AT SEPTEMBER 30, 2002      346,844,222    $ 889,249     $ 603,243    $2,871,877     $ 350,541    $ (180,638)   $ 4,534,272
                                   ===========    =========     =========    ==========     =========    ==========    ===========

BALANCE AT JANUARY 1, 2003         346,924,166    $ 889,450     $ 604,034    $2,979,822     $ 334,928    $ (180,653)   $ 4,627,581

Net income                                   -            -             -       524,700             -             -        524,700
Change in:
 Unrealized loss on available
  -for-sale securities, net*                 -            -             -             -      (162,495)            -       (162,495)
 Unrealized gain on
  derivatives, net*                          -            -             -             -        (3,620)            -         (3,620)
 Additional minimum benefit
  liability adjustment, net*                 -            -             -             -        (3,457)            -         (3,457)
                                                                                                                       -----------
 Total other comprehensive
  loss, net                                                                                                               (169,572)
                                                                                                                       -----------
Comprehensive income                                                                                                       355,128
                                                                                                                       ===========

Dividends declared ($.63 per
 share)
Common stock issued pursuant to:             -            -             -      (215,161)            -             -       (215,161)
  Long - term incentive plan           908,080        2,270        10,682             -             -             -         12,952
  Employee discounted stock
   purchase plan                       145,524          364         2,617             -             -             -          2,981
Treasury stock acquired            (14,767,432)           -             -             -             -      (402,488)      (402,488)
                                   -----------    ---------     ---------    ----------     ---------    ----------    -----------
BALANCE AT SEPTEMBER 30, 2003      333,210,338    $ 892,084     $ 617,333    $3,289,361     $ 165,356    $ (583,141)   $ 4,380,993
                                   ===========    =========     =========    ==========     =========    ==========    ===========

* See disclosure of reclassification amount and tax effect in Notes to Consolidated Condensed Financial Statements

            See Notes to Consolidated Condensed Financial Statements

                             SOUTHTRUST CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
(In Thousands)                                                    SEPTEMBER 30
                                                           ---------------------------
                                                               2003          2002
                                                           ------------   ------------
OPERATING ACTIVITIES
  Net income                                               $    524,700   $    482,955
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Provision (credit) for:
      Loan losses                                                89,700         92,732
      Depreciation of premises and equipment                     47,050         44,070
      Amortization of intangibles                                12,957         12,525
      Amortization of security premium                            5,280          2,324
      Accretion of security discount                            (24,591)       (15,897)
      Deferred income taxes                                      30,465         26,196
      Bank owned life insurance                                 (41,757)       (37,420)
   Gain on sales of loans held for sale, net                    (41,911)       (22,506)
   Securities (gains) losses, net                                    39         (2,543)
   Origination of loans held for sale                        (5,206,252)    (2,783,435)
   Proceeds from sales of loans held for sale                 5,593,517      2,808,421
   Net increase in trading securities                           (77,401)       (31,101)
   Net increase in other assets                                  (8,231)      (120,765)
   Net increase in other liabilities                           (210,361)       261,603
                                                           ------------   ------------
       Net cash provided by operating activities                693,204        717,159

INVESTING ACTIVITIES
  Proceeds from maturities, calls or
     prepayments of:
     Available-for-sale securities                            5,147,219      1,917,481
     Held-to-maturity securities                                124,617        127,835
   Proceeds from sales of:
     Available-for-sale securities                            1,191,277      1,005,898
     Held-to-maturity securities                                      -          8,568
   Purchases of:
     Available-for-sale securities                           (6,900,997)    (2,731,018)
     Premises and equipment                                     (55,273)      (115,952)
  Net increase in:
     Short-term investments                                    (340,521)      (181,141)
     Loans                                                     (607,144)      (547,416)
  Net cash paid in acquisitions                                 (17,149)       (31,300)
                                                           ------------   ------------
     Net cash used in investing activities                   (1,457,971)      (547,045)

FINANCING ACTIVITIES
  Net increase (decrease) in:
     Deposits                                                 1,248,508     (1,219,308)
     Short-term borrowings                                      408,048         32,593
  Proceeds from:
     Common Stock issuances                                      13,599          5,906
     Federal Home Loan Bank advances                          1,050,020        400,020
     Long-term debt issuances                                   700,000        902,483
  Payments for:
     Repurchase of common stock                                (401,894)          (744)
     Federal Home Loan Bank advances                         (1,925,114)      (150,111)
     Long-term debt                                            (150,507)          (103)
     Cash dividends                                            (214,326)      (176,496)
                                                           ------------   ------------
     Net cash provided by (used in) financing activities        728,334       (205,760)
                                                           ------------   ------------
     INCREASE (DECREASE) IN CASH AND DUE FROM BANKS             (36,433)       (35,646)
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                1,005,327      1,159,236
                                                           ------------   ------------
  CASH AND DUE FROM BANKS AT END OF PERIOD                 $    968,894   $  1,123,590
                                                           ============   ============

            See Notes to Consolidated Condensed Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Note A - Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") 148 - Accounting for Stock-Based Compensation - Transition and Disclosure

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends Accounting Principles Bulletin ("APB") Opinion 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2002. The effect of this Statement on the Consolidated Financial Statements was not material.

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

         If the Company had elected to recognize compensation cost for options based on the fair value of the options as permitted by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in Thousands, except per share data)     Three Months Ended Sept 30    Nine Months Ended Sept 30
                                                 ---------------------------   ---------------------------
                                                     2003           2002           2003           2002
                                                 ------------   ------------   ------------   ------------
Net income - as reported                         $    178,575   $    164,246   $    524,700   $    482,955
Deduct: Total stock-based employee
 compensation expense determined
 under fair value based methods,
 net of related tax effects                            (2,881)        (2,390)        (5,777)        (4,612)
                                                 ------------   ------------   ------------   ------------
Net income - pro forma                           $    175,694   $    161,856   $    518,923   $    478,343
                                                 ============   ============   ============   ============
Earnings per share - as reported
  Basic                                          $       0.53   $       0.47   $       1.54   $       1.39
  Diluted                                                0.53           0.47           1.52           1.38

Earnings per share- pro forma
  Basic                                          $       0.52   $       0.47   $       1.52   $       1.38
  Diluted                                                0.52           0.46           1.51           1.37

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

                                    Three and Nine Months Ended Sept 30
                                    -----------------------------------
                                        2003                  2002
                                      -------               -------
Expected dividend yield                  3.20%                 3.21%
Expected stock price volatility            28                    28
Risk-free interest rate                  3.67                  4.82
Expected life of options              7 years               7 years

         The FASB plans to issue an Exposure Draft for a new Statement that could become effective in either 2004 or 2005, which would require all companies to expense the value of employee stock options and measure that cost according to the estimated fair value of the options. Until a new Statement is issued, the provisions of APB 25, SFAS 123 and SFAS 148 remain in effect. Management is currently assessing the provisions of the impending Exposure Draft and has not yet determined its potential impact to the Consolidated Financial Statements.

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

SFAS 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

         In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument that is a liability under this Statement is an obligation that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not have any of the financial instruments addressed by SFAS 150 and therefore the effect of this Statement on the Consolidated Financial Statements was not material.

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

         The Company currently has guarantees in the forms of standby letters of credit and first-loss guarantees on securitizations. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Company's subsidiary bank had commitments to issue standby letters of credit outstanding of approximately $1,373.1 million at September 30, 2003 and $1,384.3 million at December 31, 2002. In addition, the Company has recorded a liability for the estimated fair value of these standby letters of credit of approximately $2.2 million at September 30, 2003 and $1.9 million at December 31, 2002. The average term for standby letters of credit is approximately one year.

         Prior to December 31, 2002, the Company participated in securitizations of its 1-4 family mortgage loans, where the Company received 100% of the securities backed by the 1-4 family mortgage loans. These securities are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Company provided first-loss guarantees in some of these securitizations, which provide for the Company to reimburse FHLMC or FNMA a certain percentage of credit losses. The maximum potential future payments the Company could be required to make under these guarantees at September 30, 2003 was $68.6 million, which is not recorded as a liability since the securitizations were not accounted for as sales transactions. The Company has pledged $44.7 million in available-for-sale securities to support these guarantees as of September 30, 2003.

FIN 46 - Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FIN 46, which clarifies the application of ARB 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. This Interpretation was amended in October 2003 by FASB Staff Position ("FSP") 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This FSP deferred the effective date for applying the provisions of FIN 46 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. As amended, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the end of annual or interim periods ending after December 15, 2003. The effect of this Interpretation and FSP on the Consolidated Financial Statements was not material.

Statement of Position ("SOP") 03-3 - Accounting for Loans or Certain Debt Securities Acquired in a Transfer

         In October 2003, the American Institute of Certified Public Accountants ("AICPA") issued SOP 03-3, which addresses accounting for differences between contractual cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management is currently assessing the potential impact of this SOP to the Consolidated Financial Statements.

Note B - Earnings per Share Reconciliation

         A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                          Three months ended Sept 30   Nine months ended Sept 30
                                         ---------------------------   --------------------------
(In Thousands, except per share data)         2003           2002          2003            2002
                                         -------------  ------------   ------------  ------------
Basic:
Net income                                  $ 178,575     $ 164,246      $ 524,700       $482,955
Average common shares outstanding             335,487       346,802        340,142        346,684
Service contingency                               697             -            463              -
                                            ---------     ---------      ---------       --------
Average basic shares outstanding              336,184       346,802        340,605        346,684
                                            ---------     ---------      ---------       --------
Earnings per share                          $    0.53     $    0.47      $    1.54       $   1.39
                                            =========     =========      =========       ========
Diluted:
Net income                                  $ 178,575     $ 164,246      $ 524,700       $482,955
Average common shares outstanding             335,487       346,802        340,142        346,684
Service contingency                               697             -            463              -
Dilutive effect of stock options
and performance shares                          3,691         4,206          4,005          4,277
                                            ---------     ---------      ---------       --------
Average diluted shares outstanding            339,875       351,008        344,610        350,961
                                            ---------     ---------      ---------       --------
Earnings per share                          $    0.53     $    0.47      $    1.52       $   1.38
                                            =========     =========      =========       ========

         The Company had 940,797 options issued that were not included in the calculation of diluted EPS for the nine-month period ending September 30, 2003, as the exercise price of these options was in excess of the average market price. There were no such excluded options for the three-month period ended September 30, 2003, or the three and nine-month periods ending September 30, 2002.

Note C - Comprehensive Income (Loss)

         Comprehensive income (loss) is the total of net income and all other non-owner changes in equity. Items that are recognized under accounting standards as components of comprehensive income (loss) are displayed in the Consolidated Condensed Statements of Stockholders' Equity and Comprehensive Income.

         In the calculation of comprehensive income (loss), certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:

                                                                         Three months ended September 30
                                                                2003                                            2002
                                             --------------------------------------------       -----------------------------------
                                               Before            Tax             Net of           Before         Tax        Net of
(In Thousands)                                  Tax            Effect             Tax               Tax         Effect        Tax
                                             --------------------------------------------       -----------------------------------
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising
    during the period                        $(144,530)       $ 54,226          $ (90,304)      $ 120,754    $  (38,289)   $ 82,465
Less: net realized gains (losses)                2,436            (926)             1,510            (813)          309        (504)
                                             --------------------------------------------       -----------------------------------
Net unrealized gain (loss) on securities      (146,966)         55,152            (91,814)        121,567       (38,598)     82,969
                                             --------------------------------------------       -----------------------------------
Unrealized gain (loss) on derivatives:
Unrealized holding gains (losses) arising
    during the period                           (3,232)          1,228             (2,004)         27,693        (1,772)     25,921
Less: reclassification adjustment                6,344          (2,411)             3,933           4,664        (1,772)      2,892
                                             --------------------------------------------       -----------------------------------
Net unrealized gain (loss) on derivatives       (9,576)          3,639             (5,937)         23,029             -      23,029
                                             --------------------------------------------       -----------------------------------
Total Other Comprehensive Income (Loss)      $(156,542)       $ 58,791          $ (97,751)      $ 144,596    $  (38,598)   $105,998
                                             ============================================       ===================================

                                                                         Nine months ended September 30
                                                                2003                                            2002
                                             --------------------------------------------       -----------------------------------
                                               Before            Tax             Net of           Before         Tax        Net of
                                                Tax            Effect             Tax               Tax         Effect        Tax
                                             --------------------------------------------       -----------------------------------
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising
    during the period                        $(221,529)       $ 59,010          $(162,519)      $ 350,356    $ (117,988)   $232,368
Less: net realized gains (losses)                  (39)             15                (24)          3,975        (1,511)      2,464
                                             --------------------------------------------       -----------------------------------
Net unrealized gain (losses) on securities    (221,490)         58,995           (162,495)        346,381      (116,477)    229,904
                                             --------------------------------------------       -----------------------------------
Unrealized gain on derivatives:
Unrealized holding gains arising
    during the period                           11,238          (4,270)         $   6,968          42,822        (5,021)     37,801
Less: reclassification adjustment               17,077          (6,489)            10,588          13,214        (5,021)      8,193
                                             --------------------------------------------       -----------------------------------
Net unrealized gain (loss) on derivatives       (5,839)          2,219             (3,620)         29,608             -      29,608
                                             --------------------------------------------       -----------------------------------
Additional minimum benefit liability
    adjustment                                  (5,576)          2,119             (3,457)              -             -           -
                                             --------------------------------------------       -----------------------------------
Total Other Comprehensive Income (Loss)      $(232,905)       $ 63,333          $(169,572)      $ 375,989    $ (116,477)   $259,512
                                             ============================================       ===================================

Note D - Supplemental Cash Flow Information

         The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and 2002.

                                                                 Nine Months Ended September 30
                                                             -------------------------------------
(In Thousands)                                                      2003               2002
                                                             -----------------    ----------------
Cash paid during period for:
   Interest                                                      $ 572,565           $ 794,080
   Income taxes                                                    204,421             139,410

Noncash transactions:
   Assets acquired in business combinations                        113,413             170,761
   Liabilities assumed in business combinations                    104,953             160,758
   Loans transferred to other real estate                           46,532              60,929
   Financed sales of foreclosed property                            51,732              39,307
   Loans securitized into mortgage-backed securities                     -             400,728

Note E - Business Combinations

         During the first nine months of 2003, the Company completed the following acquisition:

(In Millions)                                                                                                    Consideration
                                                                                                             -----------------------
                                                                                                                          Common
       Date                   Institution                  Location         Assets      Loans     Deposits     Cash       Shares
----------------   ---------------------------------  ------------------- ----------- ---------- ----------- ---------- ------------
April 4, 2003      Founders Bancshares, Inc.             Dallas, TX          $113.4      $82.1      $103.8      $23.2        -

         Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Condensed Financial Statements herein.

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

         The Commercial Banking segment provides financing and other services for corporate customers throughout all areas covered by SouthTrust. Types of corporate lending include the following: commercial and industrial, commercial real estate, middle-market lending, commercial leasing, asset-based lending and health care. The Regional Banking segment generates revenues through the Company's branch banking network. Services and products include retail and small business lending, depository services, and business banking. Also included in Regional Banking are some residential contruction lending and certain centralized consumer lending areas such as mortgage lending and auto leasing. Branch administration costs are also included in Regional Banking. The Funds Management segment provides asset and liability management, which includes management of interest rate and liquidity risk. Activites include management of the Company's securities portfolio, wholesale and long-term funding sources, and the use of derivatives such as interest rate swap agreements. The Capital Management segment provides trust, brokerage, investment, insurance services and private banking. All of these functions are managed as one area with the goal of providing a variety of financial management products to customers.

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

         The following tables present the Company's business segment information for the three and nine month periods ended September 30, 2003 and 2002:

                                                                        Three months ended September 30, 2003
                                                ------------------------------------------------------------------------------------
                                                Commercial       Regional        Funds       Capital       Reconciling       Total
(In Millions)                                    Banking          Banking      Management   Management        Items         Company
                                                ----------      ---------      ----------   ----------     -----------     ---------
Net interest margin (FTE) ...............       $    104.7      $   246.2       $   88.2     $   15.0       $  (43.6)      $   410.5
Provision for loan losses ...............             10.8           23.7            0.0          0.5           (5.0)           30.0
Non-interest income .....................             11.8          137.4            2.6         27.9           14.9           194.6
Non-interest expense ....................             28.5          255.5            2.1         26.7           (0.4)          312.4
                                                ----------      ---------       --------     --------       --------       ---------
       Pre-tax income ...................             77.2          104.4           88.7         15.7          (23.3)          262.7
Income tax expense (FTE) ................              0.0            0.0            0.0          0.0           84.1            84.1
                                                ----------      ---------       --------     --------       --------       ---------
     Net income .........................       $     77.2      $   104.4       $   88.7     $   15.7       $ (107.4)      $   178.6
                                                ==========      =========       ========     ========       ========       =========

                                                                        Nine months ended September 30, 2003
                                                ------------------------------------------------------------------------------------
                                                Commercial       Regional        Funds       Capital       Reconciling       Total
(In Millions)                                    Banking          Banking      Management   Management        Items         Company
                                                ----------      ---------      ----------   ----------     -----------     ---------
Net interest margin (FTE) ...............       $    313.0      $   727.7      $   331.0     $   42.8       $ (166.2)      $ 1,248.3
Provision for loan losses ...............             24.8           66.1            0.0          2.2           (3.4)           89.7
Non-interest income .....................             32.8          404.9            5.9         83.4           40.5           567.5
Non-interest expense ....................            101.7          809.1            9.5         82.0          (53.6)          948.7
                                                ----------      ---------      ---------     --------       --------       ---------
       Pre-tax income ...................            219.3          257.4          327.4         42.0          (68.7)          777.4
Income tax expense (FTE) ................              0.0            0.0            0.0          0.0          252.7           252.7
                                                ----------      ---------      ---------     --------       --------       ---------
     Net income .........................       $    219.3      $   257.4      $   327.4     $   42.0       $ (321.4)      $   524.7
                                                ==========      =========      =========     ========       ========       =========
Ending assets ...........................       $ 14,559.2      $21,138.1      $11,902.6     $1,347.6       $2,614.4       $51,561.9
                                                ==========      =========      =========     ========       ========       =========

                                                                        Nine months ended September 30, 2002
                                                ------------------------------------------------------------------------------------
                                                Commercial       Regional        Funds       Capital       Reconciling       Total
(In Millions)                                    Banking          Banking      Management   Management        Items         Company
                                                ----------      ---------      ----------   ----------     -----------     ---------
Net interest margin (FTE) ...............       $     97.8      $   230.1      $   140.4     $   12.6       $  (49.0)      $   431.9
Provision for loan losses ...............              9.8           20.4            0.0          0.3            5.9            36.4
Non-interest income .....................              9.3          122.1            2.0         26.3            6.7           166.4
Non-interest expense ....................             30.8          276.8            5.2         24.9          (21.7)          316.0
                                                ----------      ---------      ---------     --------       --------       ---------
       Pre-tax income ...................             66.5           55.0          137.2         13.7          (26.5)          245.9
Income tax expense (FTE) ................              0.0            0.0            0.0          0.0           81.7            81.7
                                                ----------      ---------      ---------     --------       --------       ---------
     Net income .........................       $     66.5      $    55.0      $   137.2     $   13.7       $ (108.2)      $   164.2
                                                ==========      =========      =========     ========       ========       =========

                                                                        Nine months ended September 30, 2002
                                                ------------------------------------------------------------------------------------
                                                Commercial       Regional        Funds       Capital       Reconciling       Total
(In Millions)                                    Banking          Banking      Management   Management        Items         Company
                                                ----------      ---------      ----------   ----------     -----------     ---------
Net interest margin (FTE) ...............       $    290.3      $   686.8      $   438.9     $   36.0       $ (165.0)      $ 1,287.0
Provision for loan losses ...............             24.2           55.8            0.1          0.4           12.2            92.7
Non-interest income .....................             26.3          342.2            6.0         75.4           30.2           480.1
Non-interest expense ....................             95.3          820.6           18.0         74.3          (59.1)          949.1
                                                ----------      ---------      ---------     --------       --------       ---------
       Pre-tax income ...................            197.1          152.6          426.8         36.7          (87.9)          725.3
Income tax expense(FTE) .................              0.0            0.0            0.0          0.0          242.3           242.3
                                                ----------      ---------      ---------     --------       --------       ---------
     Net income .........................       $    197.1      $   152.6      $   426.8     $   36.7       $ (330.2)      $   483.0
                                                ==========      =========      =========     ========       ========       =========
Ending assets ...........................       $ 13,884.1      $20,934.7      $11,777.4     $1,128.7       $2,028.8       $49,753.7
                                                ==========      =========      =========     ========       ========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        and

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BUSINESS

         SouthTrust Corporation ("SouthTrust" or the "Company") is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, and engages, through its subsidiary bank, SouthTrust Bank, and its non-banking subsidiaries, in a full range of banking services from 700 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of September 30, 2003, the Company had consolidated total assets of $51.6 billion, which ranked it among the top twenty bank holding companies in the United States.

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

SELECTED QUARTERLY FINANCIAL DATA                                        TABLE 1
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                  Quarters Ended
                                                ----------------------------------------------------------------------------------
                                                                     2003                                        2002
                                                ------------------------------------------------    ------------------------------
                                                   Sept 30           Jun 30           Mar 31            Dec 31          Sept 30
                                                -------------    -------------    --------------    -------------    -------------
EARNINGS SUMMARY:
  Interest income                               $       573.2    $       606.1    $        614.6    $       646.9    $       664.7
  Interest expense                                      165.6            189.3             199.4            219.3            235.7
                                                -------------    -------------    --------------    -------------    -------------
  Net interest income                                   407.6            416.8             415.2            427.6            429.0
  Provision for loan losses                              30.0             30.3              29.4             34.0             36.3
                                                -------------    -------------    --------------    -------------    -------------
  Net interest income after
   provision for loan losses                            377.6            386.5             385.8            393.6            392.7
  Non-interest income                                   192.2            197.1             178.3            180.8            167.2
  Securities gains (losses)                               2.4             (1.4)             (1.1)             0.1             (0.8)
  Non-interest expense                                  312.4            324.4             312.0            327.7            316.0
                                                -------------    -------------    --------------    -------------    -------------

  Income before income taxes                            259.8            257.8             251.0            246.8            243.1
  Income taxes                                           81.2             83.0              79.7             79.9             78.8
                                                -------------    -------------    --------------    -------------    -------------
  Net income                                    $       178.6    $       174.8    $        171.3    $       166.9    $       164.3
                                                =============    =============    ==============    =============    =============
PER COMMON SHARE:
  Net income - basic                            $        0.53    $        0.51    $         0.50    $        0.48    $        0.47
  Net income- diluted                                    0.53             0.51              0.49             0.48             0.47
  Cash dividends declared                                0.21             0.21              0.21             0.17             0.17
  Book value                                            13.15            13.32             13.23            13.34            13.07
  Market value-high                                     30.54            29.98             27.44            26.66            27.14
  Market value-low                                      26.68            26.75             24.19            20.76            20.52

ENDING BALANCES:
  Loans, net of unearned income                 $    34,856.7    $    34,297.1    $     34,440.4    $    34,237.6    $    33,600.0
  Total assets                                       51,561.9         51,708.2          51,348.6         50,570.9         49,753.7
  Deposits                                           34,284.2         34,368.7          32,312.8         32,945.4         31,563.9
  Federal Home Loan Bank advances                     3,595.8          3,670.9           4,220.9          4,470.9          4,471.0
  Long-term debt                                      2,717.3          2,533.7           2,329.0          2,181.9          2,185.1
  Stockholders' equity                                4,381.0          4,496.9           4,523.1          4,627.6          4,534.3
  Common shares (in thousands)                        333,210          337,530           341,882          346,924          346,844

AVERAGE BALANCES:
  Loans, net of unearned income                 $    34,202.8    $    34,405.1    $     34,395.7    $    33,890.6    $    33,314.6
  Earning assets                                     46,313.7         47,116.1          46,356.7         45,743.2         44,799.3
  Total assets                                       50,479.6         51,342.1          50,493.9         49,801.4         48,638.8
  Deposits                                           33,477.5         33,880.2          32,589.7         31,627.5         30,937.3
  Stockholders' equity                                4,358.2          4,513.0           4,587.6          4,559.3          4,428.5
  Common shares (in thousands)
   Basic                                              336,184          340,220           345,514          346,871          346,802
   Diluted                                            339,875          343,578           350,494          350,868          351,008

SELECTED RATIOS:
  Return on average total assets                         1.40%            1.37%             1.38%            1.33%            1.34%
  Return on average stockholders' equity                16.26            15.53             15.15            14.52            14.71
  Net interest margin (FTE)                              3.53             3.60              3.69             3.77             3.86
  Average equity to average assets                       8.63             8.79              9.09             9.16             9.10
  Non-interest expense as a percent
   of average total assets                               2.46             2.53              2.51             2.61             2.58
  Efficiency ratio                                      51.83            52.59             52.31            53.60            52.74

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND                        TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID
(DOLLARS IN MILLIONS; YIELDS ON TAXABLE EQUIVALENT BASIS)

                                                                                   Quarters Ended
                                                  -------------------------------------------------------------------------------
                                                            September 30, 2003                        June 30, 2003
                                                  ------------------------------------      -------------------------------------
                                                                                 (1)                                         (1)
                                                     Average                    Yield/          Average                     Yield/
                                                     Balance      Interest       Rate           Balance       Interest       Rate
                                                  ------------------------------------      --------------------------------------
ASSETS
Loans, net of unearned
   income (2)                                     $   34,202.8   $     420.3      4.88%     $     34,405.1   $    437.8      5.10%
Available-for-sale securities:
   Taxable                                             9,982.6         127.6      5.16            10,771.8        144.7      5.57
   Non-taxable                                           365.0           6.4      7.39               383.5          6.1      6.89
Held-to-maturity securities:
   Taxable                                               231.7           4.1      7.10               255.6          4.9      7.65
   Non-taxable                                            23.9           0.6     10.15                30.9          0.4      5.55
Short-term investments                                 1,507.7          17.0      4.47             1,269.2         15.1      4.77
                                                  ------------------------------------      -------------------------------------
     Total interest-earning assets                    46,313.7   $     576.0      4.95%           47,116.1   $    609.0      5.23%
Allowance for loan losses                               (508.0)                                     (502.6)
Other assets                                           4,673.9                                     4,728.6
                                                  ------------------------------------      -------------------------------------
     Total assets                                 $   50,479.6                              $     51,342.1
                                                  ====================================      =====================================

LIABILITIES
Savings deposits                                  $    2,355.1   $       3.7      0.62%     $      2,333.9   $      4.1      0.70%
Interest-bearing demand deposits                       4,488.0           7.3      0.65             4,486.2          8.5      0.76
Time deposits                                         21,809.1          92.4      1.68            22,299.1        104.3      1.88
Short-term borrowings                                  5,411.8          12.9      0.95             5,212.0         15.4      1.19
Federal Home Loan Bank advances                        3,644.2          33.8      3.68             4,089.0         40.5      3.97
Long-term debt                                         2,530.3          15.4      2.42             2,470.6         16.5      2.68
                                                  ------------------------------------      -------------------------------------
     Total interest-bearing liabilities               40,238.5   $     165.5      1.63%           40,890.8   $    189.3      1.86%
Non-interest-bearing demand deposits                   4,825.4                                     4,761.0
Other liabilities                                      1,057.5                                     1,177.3
Total liabilities                                     46,121.4                                    46,829.1
STOCKHOLDERS' EQUITY                                   4,358.2                                     4,513.0
                                                  ------------------------------------      -------------------------------------
     Total liabilities and stockholders' equity   $   50,479.6                              $     51,342.1
                                                  ====================================      =====================================
Net interest income                                              $     410.5                                 $    419.7
                                                  ====================================      =====================================
Net interest margin                                                               3.53%                                      3.60%
                                                  ====================================      =====================================
Net interest spread                                                               3.32%                                      3.37%
                                                  ====================================      =====================================

(1) YIELDS WERE CALCULATED USING THE AVERAGE AMORTIZED COST OF THE UNDERLYING ASSETS. ALL YIELDS AND RATES ARE PRESENTED ON AN ANNUALIZED BASIS.

(2) INCLUDED IN INTEREST ARE NET LOAN FEES OF $11.5 MILLION, $9.3 MILLION, $10.2 MILLION, $11.6 MILLION, AND $10.9 MILLION FOR EACH OF THE FIVE QUARTERS IN THE PERIOD ENDED SEPTEMBER 30, 2003, RESPECTIVELY. THE AVERAGES INCLUDE LOANS ON WHICH THE ACCRUAL OF INTEREST HAS BEEN DISCONTINUED. INCOME ON NON-ACCRUAL LOANS IS RECOGNIZED ON A CASH BASIS.

                                                                         TABLE 2

                                                     Quarters Ended
------------------------------------------------------------------------------------------------------------------------
           March 31, 2003                            December 31, 2002                          September 30, 2002
----------------------------------        -------------------------------------        ---------------------------------
                             (1)                                          (1)                                      (1)
   Average                  Yield/               Average                 Yield/           Average                 Yield/
   Balance      Interest     Rate                Balance    Interest      Rate            Balance      Interest    Rate
----------------------------------        -------------------------------------        ---------------------------------
$    34,395.7  $   445.6     5.25%        $     33,890.6  $     471.5     5.52%        $    33,314.6  $    487.5   5.81%

     10,228.3      144.6     5.96                9,995.4        150.3     6.20              10,007.1       156.8   6.46
        376.3        6.6     7.50                  374.7          6.1     6.89                 370.4         5.7   6.39

        299.6        5.3     7.23                  342.7          6.1     7.08                 375.2         6.9   7.30
         38.7        0.9     9.29                   42.0          1.0     9.19                  44.9         1.0   8.96
      1,018.1       14.5     5.75                1,097.8         14.9     5.39                 667.1         9.7   5.79
---------------------------------         ------------------------------------         --------------------------------
     46,356.7  $   617.5     5.45%              45,743.2  $     649.9     5.69%             44,779.3  $    667.6   5.97%
       (501.0)                                    (498.1)                                     (490.4)
      4,638.2                                    4,556.3                                     4,349.9
---------------------------------         ------------------------------------         --------------------------------
$    50,493.9                             $     49,801.4                               $    48,638.8
=================================         ====================================         ================================

$     2,300.4  $     4.2     0.74%        $      2,337.1  $       5.5     0.94%        $     2,332.2  $      7.3   1.24%
      4,543.2        9.6     0.86                4,421.3         10.6     0.95               4,012.6        10.5   1.04
     21,353.8      107.9     2.05               20,515.9        116.1     2.24              20,390.9       125.2   2.44
      5,571.1       17.0     1.23                5,852.3         21.5     1.46               5,701.3        25.0   1.74
      4,373.7       45.3     4.20                4,470.9         49.0     4.35               4,447.1        50.4   4.50
      2,251.8       15.4     2.78                2,185.1         16.6     3.01               2,164.8        17.3   3.17
---------------------------------         ------------------------------------         --------------------------------
     40,394.0  $   199.4     2.00%              39,782.6  $     219.3     2.19%             39,048.9  $    235.7   2.39%
      4,392.3                                    4,353.2                                     4,201.6
      1,120.0                                    1,106.3                                       959.8
     45,906.3                                   45,242.1                                    44,210.3
      4,587.6                                    4,559.3                                     4,428.5
---------------------------------         ------------------------------------         --------------------------------
$    50,493.9                             $     49,801.4                               $    48,638.8
=================================         ====================================         ================================
               $   418.1                                  $     430.6                                 $    431.9
=================================         ====================================         ================================
                             3.69%                                        3.77%                                    3.86%
=================================         ====================================         ================================
                             3.45%                                        3.50%                                    3.58%
=================================         ====================================         ================================

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

         The Company's net interest margin decreased 33 basis points from the third quarter of 2002 to 3.53% for the 2003 third quarter period. The net interest spread between interest-earning assets and interest-bearing liabilities decreased 26 basis points from the second quarter of 2002 to 3.32% for the third quarter of 2003. During 2002, the interest sensitivity position of the Company turned to a more asset sensitive position (interest-earning assets were repricing faster than interest-bearing liabilities) from an essentially neutral position at the beginning of 2002. Increased asset sensitivity resulted in a compression of the net interest margin, discussed further below.

         The uncertain economic conditions during the past year and the prolonged low interest rate environment have presented a challenge to the Company as well as other financial institutions. These factors have contributed to historically low mortgage interest rates, leading to higher prepayments of mortgage-backed securities, 1-4 family mortgage loans, as well as other fixed-rate interest-earning assets tied to treasury yields (which are the benchmark for mortgage interest rates). Prepayments from these assets, as well as fixed-rate commercial loans, were being reinvested at lower rates, while liability costs, which are tied to other indexes, were not declining at the same pace as asset yields. These factors have caused compression in the Company's net interest margin. Management has taken steps to manage the interest rate sensitivity position of the Company, such as remaining focused on variable-rate lending, prudent securities purchases, avoiding long-term fixed-rate loans, and continued growth in core deposits. Since the balance sheet is in a slightly asset sensitive interest rate position, an increase in interest rates would improve the net interest margin. Also, for the first time in over a year, the Company does not expect further significant decreases in net interest margin if interest rates remain flat.

         Looking at the remainder of 2003 and during 2004, the Company believes that certain trends will have a stabilizing effect on the net interest margin. Long-term interest rates have begun to stabilize, or have increased in some cases. The Company expects that this will have a positive effect by lowering the level of prepayments of fixed-rate assets and improving current investment yields.

         See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.

PROVISION FOR LOAN LOSSES

         During the third quarter of 2003, the Company recorded a $30.0 million provision for loan losses. This compares to a provision of $36.4 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, the provision for loan losses was $89.7 million and $92.7 million, respectively. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by Management based on the factors as described in "Allowance for Loan Losses" later in Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME

         Total non-interest income for the quarter ended September 30, 2003 was $194.6 million, an increase of $28.2 million or 17% over the same period in 2002. For the nine months ended September 30, 2003, non-interest income was $567.5 million, an increase of $87.4 million or 18% over the same period in 2002.

         Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the third quarter of 2003 by 6% from the comparable year-ago period. For the nine months ended September 30, 2003, service charges on deposit accounts increased 8% over the same period in 2002. Factors contributing to this increase include increases in service charges on large corporate accounts and fees charged for non-sufficient funds. The Company changed its process of posting pre-authorized electronic transactions in the calculation of available balances, which also contributed to the increase in service charges in the third quarter of 2003.

         Mortgage banking operations income increased 33% and 58% for the three and nine-month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The increase was driven by increased loan production during the first nine months of 2003 when compared to the same period in 2002. Mortgage loan production during the first nine months of 2003 totaled $5,653.5 million, compared to $3,148.8 million during the first nine months of 2002. This increased production during 2003 is directly related to historically low mortgage interest rates during this period. During the past quarter, long-term rates have stabilized and some have increased, including mortgage interest rates. As a result, prepayments of mortgage loans have declined and the Company expects loan production to slow down accordingly. Also related to increased mortgage loan production, gains on sales of loans held for sale increased to $14.5 million and $41.9 million during the third quarter and first nine months of 2003, respectively. This compares to gains of $6.2 million and $22.5 million during for the third quarter and first nine months of 2002, respectively.

         Bankcard fees increased during the third quarter of 2003 by 12% compared to the third quarter of 2002. For the first nine months of 2003, the increase in bankcard fees was 7% over the same period in 2002. This increase was primarily due to increased merchant fees, including increased sales volume and an increase in certain service charges. Debit card fees increased in the first nine months of 2003 by 13%, compared to the same period in 2002 as a result of increased volume. Debit card fees remained relatively stable during the third quarter of 2003 compared to the same period in 2002. During the third quarter of 2003, Visa and MasterCard settled lawsuits initiated by several major retailers. The effect of the settlements on the Company during the third quarter of 2003 has been slower growth in debit card fees, since the fees charged to merchants by Visa and MasterCard to process their debit cards have decreased. This trend is likely to continue as a result of the settled lawsuits.

         Investment fee income increased 8% during the third quarter of 2003, compared to the third quarter of 2002. For the nine months ended September 30, 2003, investment fee income increased 17% over the same period in 2002. This increase was driven by increased business in the capital market areas and market conditions, resulting from higher fees earned in facilitating customer derivative transactions. However, in the third quarter of 2003, investment banking activity declined compared to the second quarter of 2003. Income from bank owned life insurance ("BOLI") for the third quarter and first nine months of 2003 decreased 7% and increased 12%, respectively, over the comparable year-ago periods. The decrease in BOLI income in the recent quarters is a result of the crediting rates from the various insurance carriers adjusting downward in the lower interest rate environment during 2003. All other income increased 36% and 29% during the third quarter and first nine months of 2003, respectively, compared to the same periods in 2002. This increase was primarily due to increased income associated with a program related to the Company's new check provider.

         There were no other significant non-interest income items recorded in either the third quarter or the first nine months of 2003 or 2002.

NON-INTEREST INCOME                                                      TABLE 3
(In Millions)

                                                                   Quarters Ended
                                               ------------------------------------------------------
                                                           2003                          2002
                                               -------------------------------    -------------------
                                               Sept 30     Jun 30      Mar 31      Dec 31    Sept 30
                                               --------   --------    --------    --------   --------
Service charges on deposit accounts            $   76.2   $   72.1    $   70.8    $   74.8   $   72.1
Mortgage banking operations                        22.9       26.7        19.4        23.1       17.2
Bankcard fees                                      12.2       12.8        10.4        11.2       10.9
Debit card fees                                    10.0       11.3        10.5        10.5        9.9
Trust fees                                          8.7        8.6         7.4         8.8        8.5
Investment fees                                    17.0       18.9        16.2        15.1       15.8
Bank owned life insurance                          11.7       13.9        16.1        12.5       12.6
Gains on sales of loans held-for-sale, net         14.5       15.7        11.7        10.5        6.2
Securities gains (losses), net                      2.4       (1.4)       (1.1)        0.1       (0.8)
Other                                              19.0       17.1        15.8        14.3       14.0
                                               --------   --------    --------    --------   --------
     Total                                     $  194.6   $  195.7    $  177.2    $  180.9   $  166.4
                                               ========   ========    ========    ========   ========

NON-INTEREST EXPENSE

         Total non-interest expense was $312.4 million in the third quarter of 2003 compared to $316.0 million for the same period in 2002. For the nine months ended September 30, 2003 and 2002, total non-interest expense was $948.7 million and $949.1 million, respectively. The efficiency ratio, a measure of non-interest expense to net interest income plus non-interest income, was 51.83% and 52.25% for the three and nine-month periods ended September 30, 2003, respectively. This compares to an efficiency ratio of 52.74% and 53.79%, for the three and nine-month periods ended September 30, 2002, respectively. This improvement in the efficiency ratio is attributable to the fact that non-interest expense remained at a relatively constant level year over year, while increases in non-interest income provided for growth in the denominator of the calculation.

         Salaries and employee benefits expense is the largest component of non-interest expense, accounting for 62% of all non-interest expense for the third quarter and first nine months of 2003. Salary and employee benefits expense increased during the third quarter and first nine months of 2003 by 4% and 7%, respectively, over the same year-ago periods. These increases were driven by annual merit increases, incentive increases primarily in the Company's mortgage banking subsidiary related to increased mortgage loan production, and increases in certain employee benefit costs. However, from second quarter 2003 to third quarter 2003, salaries and employee benefits expense has decreased 2% due to a decrease in the number of full-time equivalent employees from 12,358 to 12,271, respectively.

         Expense for professional services for the first nine months of 2003 decreased 8% over the same period a year ago. This decrease was due primarily to a decrease in fees paid to employee recruitment firms and Visa fees. Data processing expense increased 6% and 19% during the third quarter and nine-month period ended September 30, 2003, respectively, when compared to the same periods in 2002. The nine-month period increase primarily related to a license fee incurred in the second quarter of 2003 related to a patent covering certain processes used by the Company. For the three and nine months ended September 30, 2003, communications expense decreased 10% and 15%, respectively, over the same periods in 2002. This decrease relates primarily to lower expenses related to the conversion to a new phone system and other renegotiated rates and contracts.

         There were no other significant non-interest expense items recorded in either the third quarter or the first nine months of 2003 or 2002.

NON-INTEREST EXPENSE                                                     TABLE 4
(In Millions)

                                                            Quarters Ended
                                         ----------------------------------------------------
                                                      2003                       2002
                                         ------------------------------   -------------------
                                         Sept 30     Jun 30     Mar 31     Dec 31    Sept 30
                                         --------   --------   --------   --------   --------
Salaries and employee benefits           $  194.5   $  199.3   $  194.4   $  190.7   $  186.4
Net occupancy                                26.9       26.7       26.0       28.9       27.0
Equipment                                    16.2       16.3       15.9       18.2       17.1
Professional services                        15.3       15.5       13.5       17.5       15.3
Data processing                              11.2       14.3       11.7       11.0       10.6
Communications                               12.2       12.7       12.3       14.3       13.6
Other                                        36.1       39.6       38.2       47.1       46.0
                                         --------   --------   --------   --------   --------
     Total                               $  312.4   $  324.4   $  312.0   $  327.7   $  316.0
                                         ========   ========   ========   ========   ========

INCOME TAX EXPENSE

         Income tax expense for the third quarter and first nine months of 2003 was $81.2 million and $243.9 million, respectively, for an effective tax rate of 31.3% and 31.7%, respectively. This compares to income tax expense for the third quarter and first nine months of 2002 of $78.9 million and $232.8 million, respectively, for an effective rate of 32.4% and 32.5%, respectively. The statutory federal income tax rate was 35% in 2003 and 2002.

LOANS

         Loans, net of unearned income at September 30, 2003 were $34,856.7 million, a net increase of $619.1 million over the December 31, 2002 level. During the first nine months of 2003, $82.1 million of loans were obtained in the acquisition of another financial institution in April 2003. The lending environment continues to be challenging due to continued uncertain economic conditions. However, loan growth has recently begun to accelerate, especially during the latter part of the third quarter. Loan production continues to improve and the recent stabilization of long-term interest rates has resulted in reduced loan prepayments. Management believes that the Company is well positioned to achieve even more loan growth, through its extensive calling efforts and its strong sales culture, once the economy begins to improve.

         The Company considers the appropriate mix of variable and fixed-rate loans in asset/liability management strategy. As of September 30, 2003, 74% of the Company's loan portfolio had variable interest rates. Of the Company's variable-rate loan portfolio balance, 50% of these loans were tied to the floating London Interbank Offered Rate ("LIBOR"), 44% were tied to the Prime rate, and 6% were tied to other indexes.

LOAN PORTFOLIO                                                           TABLE 5
(In Millions)

                                                                           Quarters Ended
                                        ----------------------------------------------------------------------------------------
                                                                2003                                         2002
                                        ----------------------------------------------------   ---------------------------------
                                             Sept 30           Jun 30             Mar 31            Dec 31          Sept 30
                                        ---------------   ----------------   ---------------   ---------------   ---------------
                                           Amount    %      Amount     %       Amount    %       Amount    %      Amount     %
                                        ---------------   ----------------   ---------------   ---------------   ---------------
Commercial, financial and agricultural  $ 12,585.1 35.9%  $12,636.8   36.6%  $12,664.3  36.5%  $12,592.7  36.5%  $12,357.3  36.5%
Real estate construction                   5,667.6 16.1     5,353.7   15.5     5,355.6  15.4     5,215.4  15.1     4,929.2  14.6
Commercial real estate mortgage            7,425.1 21.2     7,253.8   21.0     7,345.5  21.2     7,303.4  21.2     7,212.3  21.3
Residential real estate mortgage           6,336.8 18.1     6,178.6   17.9     6,160.5  17.8     6,123.1  17.8     6,021.7  17.8
Loans to individuals                       1,683.9  4.8     1,724.2    5.0     1,775.8   5.1     1,869.5   5.4     1,935.0   5.7
Lease financing:
   Commercial leases                         664.5  1.9       654.6    1.9       661.9   1.9       681.0   2.0       661.1   2.0
   Auto leases                               722.0  2.0       728.6    2.1       714.0   2.1       698.1   2.0       722.7   2.1
                                             -----  ---       -----    ---       -----   ---       -----   ---       -----   ---
                                          35,085.0  100%   34,530.3    100%   34,677.6   100%   34,483.2   100%   33,839.3   100%
                                                    ===                ===               ===               ===               ===
Unearned income                             (228.3)          (233.2)            (237.2)           (245.6)           (239.3)
                                        ----------        ---------          ---------         ---------         ---------
Loans, net of unearned income             34,856.7         34,297.1           34,440.4          34,237.6          33,600.0
Allowance for loan losses                   (501.2)          (501.1)            (499.5)           (498.5)           (497.6)
                                        ----------        ---------          ---------         ---------         ---------
Net loans                               $ 34,355.5        $33,796.0          $33,940.9         $33,739.1         $33,102.4
                                        ==========        =========          =========         =========         =========

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

         The Company's loan portfolio has historically experienced growth rates in excess of our peers. While the Company strives to use prudent underwriting and credit management standards, such growth and related underwriting risks can lead to increased losses that are not realized until after period end. The Company is also subject to risk associated with certain industry concentrations. Commercial real estate mortgage loans represent a large concentration and although this segment of the portfolio has performed well in recent years, Management considers the associated risk within the commercial real estate portfolio as part of the other risk elements. The Company has established a sound credit policy, which guides the manner in which loans are underwritten. Exceptions from this policy may be necessary to facilitate the lending process. The associated exception risk has also been considered in computing the allowance.

         The allowance allocated to Watch-list loans at September 30, 2003 totaled $114.7 million, and the allowance allocated to Non-problem loans totaled $386.4 million. Based on the methodology outlined above, the total allowance for loan losses was $501.2 million at September 30, 2003 and $498.5 million at December 31, 2002. As a percentage of outstanding loans, the total allowance for loan losses was 1.44 %, compared to the December 31, 2002 level of 1.46 %. Net charge-offs during the three months ended September 30, 2003 totaled $29.9 million or .35% of average net loans on an annualized basis, an increase of $2.8 million from the 2002-third quarter period.

ALLOWANCE FOR LOAN LOSSES                                                TABLE 6
(In Thousands)

                                                                        Quarters Ended
                                                   --------------------------------------------------------
                                                                 2003                          2002
                                                   ---------------------------------   --------------------
                                                   Sept 30      Jun 30      Mar 31      Dec 31      Sept 30
                                                   ---------   ---------   ---------   ---------   ---------
Balance beginning of quarter                       $ 501,068   $ 499,452   $ 498,501   $ 497,624   $ 488,340
Loans charged-off:
          Commercial, financial and agricultural      15,984      16,374      15,351      16,256      11,895
          Real estate construction                        53          22          69           0          54
          Commercial real estate mortgage                420       1,305         255       1,425       1,275
          Residential real estate mortgage             2,915       2,829       3,184       2,057       2,758
          Loans to individuals                        11,896      12,737      13,666      15,418      12,837
          Lease financing:
             Commercial leases                         2,647          33         375       1,494          74
             Auto leases                                 463         688         762         960         855
                                                   ---------   ---------   ---------   ---------   ---------
                            Total charge-offs         34,378      33,988      33,662      37,610      29,748
                                                   ---------   ---------   ---------   ---------   ---------
Recoveries of loans previously charged-off:
          Commercial, financial and agricultural       2,441       1,127       3,060       2,269       1,096
          Real estate construction                         1           1           2           0           4
          Commercial real estate mortgage                 11          27          60          62           1
          Residential real estate mortgage               255         154         413         170         248
          Loans to individuals                         1,714       2,412       1,610       1,937       1,289
          Lease financing:
             Commercial leases                            44           0           0           0           0
             Auto leases                                  24          43          68          49          40
                                                   ---------   ---------   ---------   ---------   ---------
                            Total recoveries           4,490       3,764       5,213       4,487       2,678
                                                   ---------   ---------   ---------   ---------   ---------
Net loans charged-off                                 29,888      30,224      28,449      33,123      27,070
Additions to allowance charged to expense             30,000      30,300      29,400      34,000      36,354
Subsidiaries' allowance at date of purchase                0       1,540           0           0           0
                                                   ---------   ---------   ---------   ---------   ---------
Balance at end of quarter                          $ 501,180   $ 501,068   $ 499,452   $ 498,501   $ 497,624
                                                   =========   =========   =========   =========   =========

(In  millions)
Loans outstanding at quarter end,
          net of unearned income                   $34,856.7   $34,297.1   $34,440.4   $34,237.6   $33,600.0
Average loans outstanding,
          net of unearned income                   $34,202.8   $34,405.1   $34,395.7   $33,890.6   $33,314.6
Ratios:
          Allowance to net loans outstanding            1.44%       1.46%       1.45%       1.46%       1.48%
          Net loans charged-off to average net
            loans                                       0.35        0.35        0.34        0.39        0.32
          Provision for loan losses to net
            charge-offs                               100.37      100.25      103.34      102.65      134.30
          Provision for loan losses to average
            net loans                                   0.35        0.35        0.35        0.40        0.43

NON-PERFORMING ASSETS

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $233.0 million at September 30, 2003, a modest decrease of $4.2 million from December 31, 2002. The ratio of non-performing assets to total loans plus other non-performing assets was 0.67% at September 30, 2003, while the allowance to non-performing loans ratio was 264.08% for the same period. The Company has historically maintained high credit underwriting standards and consistent credit disciplines, and does not see any trends that would result in any significant changes in ultimate losses.

         In addition to loans on non-accrual status, the Company has loans where known information about possible credit problems of borrowers causes Management to have doubts as to the ability of such borrowers to fully comply with their present loan repayment terms at September 30, 2003. These loans, although they are currently performing, could become non-performing and be placed on non-accrual status in the future. However, the magnitude of these loans is not such that any potential future losses are expected to have a material effect on the Consolidated Financial Statements.

NON-PERFORMING ASSETS                                                    TABLE 7
(Dollars In Millions)

                                                                      Quarters Ended
                                                       -------------------------------------------
                                                                  2003                  2002
                                                       -------------------------  ----------------
                                                       Sept 30   Jun 30  Mar 31    Dec 31  Sept 30
                                                       -------  -------  -------  -------  -------
Non-performing loans
          Commercial, financial, and agricultural      $ 131.9  $ 132.1  $ 127.2  $ 115.0  $ 115.6
          Real estate construction                        11.6     10.8     23.1     24.1     24.1
          Commercial  real estate mortgage                16.8     20.2      5.3      5.1      4.6
          Residential real estate mortgage                19.4     21.6     23.9     21.1     19.6
          Loans to individuals                            10.1      9.5      9.7     10.2     12.7
                                                       -------  -------  -------  -------  -------
           Total non-performing loans                    189.8    194.2    189.2    175.5    176.6
                                                       -------  -------  -------  -------  -------
Other real estate owned                                   42.2     45.6     51.4     55.1     65.5
Other repossessed assets                                   1.0      1.4      5.5      6.6      9.2
                                                       -------  -------  -------  -------  -------
           Total non-performing assets                 $ 233.0  $ 241.2  $ 246.1  $ 237.2  $ 251.3
                                                       =======  =======  =======  =======  =======
Accruing loans past due 90 days or more                $  91.1  $  82.1  $  84.2  $  72.6  $  76.3
Ratios:
          Non-performing loans to total loans             0.54%    0.57%    0.55%    0.51%    0.53%
          Non-performing assets to total loans
             plus other non-performing assets             0.67     0.70     0.71     0.69     0.75
          Non-performing assets and accruing loans
             90 days or more past due to total loans
             plus other non-performing assets             0.93     0.94     0.96     0.90     0.97
          Allowance to non-performing loans             264.08   257.98   264.05   284.06   281.75

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

         Total securities, including those designated as available-for-sale and held-to-maturity, have increased $309.7 million since December 31, 2002. Funds from prepayments of mortgage-backed securities as well as loan repayments that are unable to be reinvested in new loans due to diminished loan demand are being invested primarily in 15-year mortgage-backed securities.

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES                      TABLE 8

                                                 Available-for-Sale Securities
                                         ----------------------------------------------
                                          September 30, 2003       December 31, 2002
                                         ----------------------   ---------------------
                                         Amortized      Fair      Amortized     Fair
(IN MILLIONS)                              Cost         Value       Cost        Value
                                         ---------    ---------   ---------   ---------
U.S. Treasury securities                 $    40.5         42.1   $    36.5   $    38.9
U.S. Government agency securities          1,830.3      1,860.5     2,628.2     2,705.5
Mortgage-backed securities and
   collateralized mortgage obligations     8,098.5      8,229.1     6,311.1     6,625.7
Obligations of states and political
   subdivisions                              345.8        368.1       333.6       353.3
Other debt securities                        220.4        220.6       550.4       550.5
Equity securities                            325.6        358.2       345.9       370.7
                                         ---------    ---------   ---------   ---------
     Total                               $10,861.1    $11,078.6   $10,205.7   $10,644.6
                                         =========    =========   =========   =========

                                                  Held-to-Maturity Securities
                                         ----------------------------------------------
                                          September 30, 2003       December 31, 2002
                                         ----------------------   ---------------------
                                         Amortized      Fair      Amortized     Fair
                                           Cost         Value       Cost        Value
                                         ---------    ---------   ---------   ---------
U.S. Treasury securities                 $     0.5          0.5   $     1.5   $     1.5
U.S. Government agency securities              3.5          3.6        23.0        23.6
Mortgage-backed securities and
   collateralized mortgage obligations        86.4         91.9       158.1       168.2
Obligations of states and political
   subdivisions                               33.9         37.6        40.7        44.9
Other debt securities                        120.2        140.0       145.5       162.4
                                         ---------    ---------   ---------   ---------
     Total                               $   244.5    $   273.6   $   368.8   $   400.6
                                         =========    =========   =========   =========

SHORT-TERM INVESTMENTS

         Short-term investments at September 30, 2003 totaled $1,282.4 million, reflecting an increase of $80.8 million from the December 31, 2002 level of $1,201.6 million. At September 30, 2003, short-term investments consisted of $353.3 million in federal funds sold and securities purchased under resale agreements, $6.8 million in time deposits with other banks, $133.7 million in trading securities and $788.6 million in loans held for sale. Securities held for trading purposes primarily include inventory at the Company's brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 family mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value.

         The Company regularly participates in loan sales in the secondary market, which facilitate the management of its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $5,479.0 million during the nine month period ended September 30, 2003. These sales move in tandem with production of new 1-4 family loans, which has been at a high level during 2003 due to low mortgage rates. A decline in loan sales should be expected if mortgage rates continue to rise and new loan production returns to lower levels.

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

         Deposits are the Company's primary source of funding. Total deposits at September 30, 2003 were $34,284.2 million, up $1,338.8 million or 4% from the December 31, 2002 level of $32,945.4 million. Of this increase, $1,401.6 million is from wholesale funding sources. Core deposits, defined as demand deposits and time deposits less than $100,000, decreased $62.8 million during the period. In the first nine months of 2003, deposits of $103.8 million were obtained in the acquisition of another financial institution in April 2003. At September 30, 2003 total deposits included interest-bearing deposits of $29,184.6 million and other deposits of $5,099.6 million.

         Short-term borrowings at September 30, 2003 were $5,672.9 million and included federal funds purchased of $3,741.5 million, securities sold under agreements to repurchase of $1,823.9 million and other borrowed funds of $107.5 million. At September 30, 2003 total short-term borrowings were 11% of total liabilities and stockholders' equity, which is consistent with the December 31, 2002 level.

         FHLB advances totaled $3,595.8 million at September 30, 2003. The current quarter end balance is down $875.1 million from the level outstanding at December 31, 2002. The Company uses FHLB advances as an alternative to other funding sources with similar maturities. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability management strategy.

         At September 30, 2003 and December 31, 2002, total long-term debt was $2,717.3 million and $2,181.9 million, respectively. During the first nine months of 2003, $700.0 million in Bank Notes and Subordinated Notes were issued, $100 million of 7% Debentures matured, and $50 million of Subordinated Notes were put by the holders. Maturities of long-term debt during the remainder of 2003 include $200 million of variable-rate Bank Notes on October 3, 2003.

CAPITAL

         The Company continually monitors current and projected capital adequacy positions of both the Company and its subsidiary bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company's growth objectives, and returns to stockholders in the form of dividends.

         The Company is subject to various regulatory capital requirements that prescribe quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items. The Company's regulators have also imposed qualitative guidelines for capital amounts and classifications such as risk weighting, capital components, and other details. The quantitative measures to ensure capital adequacy require that the Company maintain Tier 1 and Total capital to risk-weighted assets of 4% and 8%, respectively, and Tier 1 capital to adjusted quarter average total assets of 4%. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. As of the periods ended in the table below, the Company meets all capital adequacy requirements imposed by its regulators.

         The September 30, 2003 Tier 1 and Total capital to risk weighted assets were 7.79% and 10.81%, respectively, compared to the December 31, 2002 ratios of 8.15% and 11.09%, respectively.

CAPITAL RATIOS                                                           TABLE 9
(DOLLARS IN MILLIONS)

                                           ----------------------------------------------------------------------------------
                                                              2003                                         2002
                                           ---------------------------------------------       ------------------------------
                                             Sept 30           Jun 30           Mar 31            Dec 31           Sept 30
                                             -------           ------           ------            ------           -------
Tier 1 capital:
   Stockholders' equity                   $     4,381.0     $    4,496.9     $    4,523.1      $    4,627.6      $    4,534.3
   Intangible assets other than
        servicing rights                         (803.6)          (806.8)          (795.4)           (797.9)           (801.3)
   Accumulated other
     comprehensive income                        (165.4)          (263.1)          (270.4)           (334.9)           (350.6)
                                          -------------     ------------     ------------      ------------      ------------
        Total Tier 1 capital                    3,412.0          3,427.0          3,457.3           3,494.8           3,382.4
                                          -------------     ------------     ------------      ------------      ------------
Tier 2 capital:
   Allowable allowance for loan losses            501.2            501.1            499.5             498.5             497.6
   Allowable long-term debt                       825.0            875.0            915.0             765.0             765.0
                                          -------------     ------------     ------------      ------------      ------------
        Total Tier 2 capital                    1,326.2          1,376.1          1,414.5           1,263.5           1,262.6
                                          -------------     ------------     ------------      ------------      ------------
        Total  risk-based capital         $     4,738.2     $    4,803.1     $    4,871.8      $    4,758.3      $    4,645.0
                                          =============     ============     ============      ============      ============
Risk-weighted assets                      $    43,826.6     $   43,477.3     $   42,582.5      $   42,890.2      $   41,626.6

Risk-based ratios:
   Tier 1 capital                                  7.79%            7.88%            8.12%             8.15%             8.13%
   Total capital                                  10.81            11.05            11.44             11.09             11.16
Leverage ratio                                     6.87             6.78             6.96              7.13              7.07

         On January 15, 2003, the Company's board of directors authorized the repurchase of up to $500 million of the Company's common stock. At current prices, this would represent approximately 5% of the outstanding shares at December 31, 2002. The actual amount repurchased may be less and is dependent on overall market and economic conditions, or alternative uses of capital such as for internal growth or acquisition opportunities that may arise. The repurchase program, which began in the first quarter of 2003, will generally be implemented through open market transactions at prevailing prices. The Company's strong capital position has enabled it to adopt such a program and Management believes it will further enhance shareholder value. As always, the Company will continue to evaluate capital levels and the related impact of repurchases on both a book and risk-based capital basis, and will maintain capital at levels deemed appropriate by Management and above prescribed minimums as described above. As of September 30, 2003, the Company has repurchased approximately 14.7 million shares under this program.

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

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $13,793.8 million at September 30, 2003 and $12,866.0 million at December 31, 2002. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's subsidiary bank had commitments to issue standby letters of credit outstanding of approximately $1,373.1 million at September 30, 2003 and $1,384.3 million at December 31, 2002. In addition, the Company has recorded a liability for the estimated fair value of these standby letters of credit of approximately $2.2 million at September 30, 2003 and $1.9 million at December 31, 2002.

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

         The following table illustrates the expected effect a given parallel interest rate shift would have on the annualized projected net interest income of the Company as of September 30, 2003. These projections are based on a flat rate scenario. Actual interest rate adjustments made by the Federal Reserve do not result in parallel shifts in interest rate because of factors relating to the sloping yield curve.

                                                        INCREASE/(DECREASE) IN
                                                         NET INTEREST INCOME
                                                      -------------------------
            CHANGE IN INTEREST RATES                       $             %
--------------------------------------------------    ----------      ---------
                                                       (DOLLARS IN THOUSANDS)
+ 100 basis points................................    $  27,504         1.62%
+  50 basis points................................       13,756         0.81
-  50 basis points................................      (21,814)       (1.28)

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

         Derivative financial instruments that are used by the Company's mortgage banking subsidiary as another interest rate risk management strategy include forward sales commitments ("forwards") of closed mortgage loans that are in the warehouse. These closed loans are commonly referred to as the "inventory" of loans awaiting sale to third parties in the secondary market. These forwards qualify for hedge accounting treatment and are designated as fair value hedges.

         Some of the Company's derivative financial instruments do not qualify for hedge accounting. The Company enters into various contracts to provide derivative products to customers and enters into offsetting positions with third parties. Since the Company offsets its customer positions with mirror positions through third parties, the impact to net earnings for these derivatives reflects an estimate of the fee earned for providing this service, which is recorded in non-interest income. Also, the Company's mortgage banking subsidiary enters into interest rate locks, where customers have locked into mortgage loans at a set interest rate, with corresponding forward sales commitments.

END USER DERIVATIVE INSTRUMENTS                                        TABLE 10
(Dollars in Millions)

                                                          WEIGHTED
                                                           AVERAGE     AVERAGE                   CARRYING VALUE
                                              NOTIONAL    MATURITY     RECEIVED    AVERAGE   GROSS   GROSS
                                               BALANCE    IN MONTHS      RATE     PAY RATE   GAINS   LOSSES   NET
                                              ---------------------------------   --------   ----------------------
Fair Value Hedges:
      Interest rate swaps - received
           fixed/pay floating                 $  930.0        31        6.34%        1.37%  $  62.6     -   $  62.6

Cash Flow Hedges:
      Interest rate swaps - received
          fixed/pay floating                     450.0        40        6.77         1.27      56.1     -      56.1
      Interest rate swaps -  received
          floating/pay fixed                     200.0         1        1.23         3.16         -     -         -

Mortgage Lending Derivatives:
       Fair value hedges                         444.4         2           -           -          -   9.8       9.8
       Forward contracts                         543.0         2           -           -          -   1.5       1.5
       Interest rate lock commitments            130.5         2           -           -        2.2     -       2.2
                                              --------                                                      -------
Total Derivatives                             $2,697.9                                                      $ 132.2
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

         *        4(f)     Form of Senior Indenture, which was filed as Exhibit
                           4(b)(i) to the Registration on Form S-3 of SouthTrust
                           Corporation (Registration No. 33-52717).

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

         *        Incorporated herein by reference

        (b) Reports on Form 8-K filed in the third quarter of 2003: a Form 8-K was filed on July 16, 2003, announcing financial results and disclosing supplemental financial information for the quarter ended June 30, 2003.

         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SOUTHTRUST CORPORATION

Date: November 10, 2003                  /s/ Wallace D. Malone, Jr.
                                         ---------------------------------------
                                               Wallace D. Malone, Jr.
                                                Chairman and Chief
                                                Executive Officer
                                            (Principal Executive Officer)

Date: November 10, 2003                 /s/ Alton E. Yother
                                        ----------------------------------------
                                                 Alton E. Yother
                                            Executive Vice President,
                                            Treasurer and Controller
                                          (Principal Financial Officer)