Form 10-K
period 2003-12-31
SOUTHTRUST CORP
filed 2004-02-27
CIK 92081

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ________ TO________

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

       Registrant's telephone number, including area code: (205) 254-5000
        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK -- PAR VALUE $2.50 PER SHARE
                                (Title of Class)

     Indicate by a check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes [X] No [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003.

           Common Stock, par value $2.50 per share -- $9,113,298,012

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 20, 2004.

         Common Stock, par value $2.50 per share -- 330,330,452 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement for the annual meeting of stockholders on April 21, 2004 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                               PAGE
                                                                               ----
PART I

Item 1.          Business....................................................    1

Item 2.          Properties..................................................   10

Item 3.          Legal Proceedings...........................................   10

Item 4.          Submission of Matters to a Vote of Security Holders.........   10

PART II

Item 5.          Market for the Registrant's Common Equity and Related
                 Stockholder Matters.........................................   11

Item 6.          Selected Financial Data.....................................   13

Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations Earnings Summary..................   14

Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   14

Item 8.          Financial Statements and Supplementary Data.................   50

Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   98

Item 9A.         Controls and Procedures.....................................   98

PART III

Item 10.         Directors and Executive Officers of the Registrant..........   99

Item 11.         Executive Compensation......................................   99

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management..................................................   99

Item 13.         Certain Relationships and Related Transactions..............   99

Item 14.         Principal Accountant Fees and Services......................   99

PART IV

Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................  100

                                     PART I

ITEM 1  BUSINESS

     SouthTrust Corporation ("SouthTrust" or the "Company") is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama and engages, through its subsidiary bank, SouthTrust Bank, and its non-banking subsidiaries, in a full range of banking services from 717 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas, and Virginia. As of December 31, 2003, the Company had consolidated total assets of $51.9 billion, which ranked it among the top twenty bank holding companies in the United States.

     SouthTrust currently employs approximately 12,400 full-time equivalent personnel and believes that its relations with these employees are good.

BUSINESS SEGMENTS

     The Company has four reportable business segments: Commercial Banking, Regional Banking, Funds Management, and Capital Management. Business segment results are determined based upon the Company's business profitability reporting system, which assigns balance sheet and income statement items to each of the individual segments. The Company uses a transfer pricing process, which involves matched rate transfer pricing of assets and liabilities to determine a contribution to the net interest margin by segment. Data processing costs and other support function costs are allocated to business segments primarily based on resource usage. Also, the Company uses a risk-based methodology to allocate capital to business segments. This reporting process is designed around the Company's organizational structure and, accordingly, the results are not necessarily comparable with similar information published by other financial institutions.

     Below is a brief description and financial results of each individual business segment. The Company has restated the comparative 2002 and 2001 business segment information to conform to the 2003 presentation related to organizational changes made during 2003. Specifically, the middle-market and residential construction lending areas were moved from Regional Banking to Commercial Banking, and private banking was moved from Regional Banking to Capital Management. These organizational changes reflect the current management structure for these business lines. Methodology changes were also made during 2003 for which the 2002 and 2001 information was not restated, as these methodology changes did not disrupt the trend analysis. Business segment information can also be found in Note S to the Consolidated Financial Statements, included elsewhere in this report.

 Commercial Banking

     The Commercial Banking segment provides financing and other services for corporate customers throughout all geographic areas covered by SouthTrust. Types of corporate lending include the following: commercial and industrial, commercial real estate, middle-market lending, commercial leasing, asset-based lending, real estate construction and health care. Also, this segment provides cash management and international services in conjunction with the lending relationship established with commercial banking customers.

     The following table details financial results for the Commercial Banking segment for the years ended December 31:

                                                                COMMERCIAL BANKING
                                                         ---------------------------------
                                                           2003        2002        2001
                                                         ---------   ---------   ---------
                                                                   (IN MILLIONS)
Net interest margin (FTE)..............................  $   410.4   $   394.1   $   375.7
Provision for loan losses..............................       36.0        36.6        34.0
Non-interest income....................................       43.9        37.5        27.4
Non-interest expense...................................      130.6       125.9       105.0
                                                         ---------   ---------   ---------
  Income before income taxes...........................      287.7       269.1       264.1
Income tax expense (FTE)...............................         --          --          --
                                                         ---------   ---------   ---------
  Net income...........................................  $   287.7   $   269.1   $   264.1
                                                         =========   =========   =========
Ending assets..........................................  $14,611.9   $14,323.5   $13,389.4
                                                         =========   =========   =========

     Net income for the Commercial Banking segment was $287.7 million for the year ended December 31, 2003, a 7% increase over net income for the year ended December 31, 2002. Net interest margin for Commercial Banking increased 4% during 2003 when compared to 2002. An increased volume of commercial and industrial and commercial real estate loans drove this increase during 2003. Non-interest income increased 17% during 2003 when compared to 2002 for Commercial Banking. This increase related to increased service charge income on large corporate deposits. Non-interest expense increased 4% in Commercial Banking during 2003 when compared to 2002, related to increased corporate overhead.

     Net income for the Commercial Banking segment increased 2% during 2002 when compared to 2001. Net interest margin for Commercial Banking increased 5% during 2002, related to increased volume of residential construction, commercial leasing and commercial real estate loans. Non-interest income for Commercial Banking increased 37% during 2002 when compared to 2001, driven by increases in service charges on deposits, loan placement fees, and standby letters of credit fees. Non-interest expense for Commercial Banking increased 20% during 2002 when compared to 2001, related primarily to salaries and benefits expense and foreclosed property expense.

  Regional Banking

     The Regional Banking segment generates revenues through the Company's branch banking network. Services and products include retail and small business lending, depository services, and business banking. Also included in Regional Banking are certain centralized consumer lending areas, such as mortgage lending and auto leasing, and branch administration costs.

     The following table details financial results for the Regional Banking segment for the years ended December 31:

                                                                 REGIONAL BANKING
                                                         ---------------------------------
                                                           2003        2002        2001
                                                         ---------   ---------   ---------
                                                                   (IN MILLIONS)
Net interest margin (FTE)..............................  $ 1,007.9   $   925.2   $   963.0
Provision for loan losses..............................       95.2        84.3        76.4
Non-interest income....................................      464.0       429.9       360.1
Non-interest expense...................................    1,006.8     1,071.1       950.5
                                                         ---------   ---------   ---------
  Income before income taxes...........................      369.9       199.7       296.2
Income tax expense (FTE)...............................         --          --          --
                                                         ---------   ---------   ---------
  Net income...........................................  $   369.9   $   199.7   $   296.2
                                                         =========   =========   =========
Ending assets..........................................  $21,316.0   $21,285.6   $21,640.6
                                                         =========   =========   =========

     Net income for the Regional Banking segment was $369.9 million for the year ended December 31, 2003, an increase of 85% over net income for the year ended December 31, 2002. Net interest margin for Regional Banking increased 9% during 2003 when compared to 2002. This increase was attributable to increased volume in mortgage loans held for sale and consumer lines of credit, as well as improved spreads on certain types of consumer loans. Non-interest income for Regional Banking increased 8% during 2003 when compared to 2002. This increase was related to service charges on deposits and mortgage banking operations during 2003. Non-interest expense for Regional Banking decreased 6% during 2003 when compared to 2002, related to improved branch efficiency.

     Net income for the Regional Banking segment decreased 33% during 2002 when compared to 2001. Net interest margin decreased only 4% during 2002. Non-interest income for Regional Banking increased 19% during 2002 when compared to 2001, driven by increases in service charges on deposits and mortgage banking operations during 2002. Non-interest expense for Regional Banking increased 13% during 2002 when compared to 2001, related to various expense categories such as salaries and benefits, equipment, occupancy and professional services.

  Funds Management

     The Funds Management segment provides asset and liability management, which includes management of interest rate and liquidity risk. Activities include management of the securities portfolio, wholesale and long-term funding sources, and the use of derivatives such as interest rate swap agreements.

     The following table details financial results for the Funds Management segment for the years ended December 31:

                                                              FUNDS MANAGEMENT
                                                      ---------------------------------
                                                        2003        2002        2001
                                                      ---------   ---------   ---------
                                                                (IN MILLIONS)
Net interest margin (FTE)...........................  $   243.5   $   337.8   $   169.2
Provision for loan losses...........................         --          --          --
Non-interest income.................................        1.7         8.1         4.2
Non-interest expense................................       11.1        22.6        16.1
                                                      ---------   ---------   ---------
  Income before income taxes........................      234.1       323.3       157.3
Income tax expense (FTE)............................         --          --          --
                                                      ---------   ---------   ---------
  Net income........................................  $   234.1   $   323.3   $   157.3
                                                      =========   =========   =========
Ending assets.......................................  $12,091.3   $11,856.2   $10,858.2
                                                      =========   =========   =========

     Net income for the Funds Management segment was $234.1 million for the year ended December 31, 2003, a decrease of 28% over net income for the year ended December 31, 2002. Net interest margin for Funds Management, the primary activity for this segment, also decreased 28% during 2003 when compared to 2002. This decrease was driven by the change in the Company's interest rate risk position during 2003.

     Net income for the Funds Management segment was $323.3 million for the year ended December 31, 2002, an increase of 106% over net income for the year ended December 31, 2001. Net interest margin for Funds Management, the primary activity for this segment, increased 100% during 2002 when compared to 2001. This increase was driven by the change in the Company's interest rate risk position during 2002.

  Capital Management

     The Capital Management segment provides trust, brokerage, investment, insurance services and private banking. All of these areas are managed with the goal of providing a variety of financial management products to customers.

     The following table details financial results for the Capital Management segment for the years ended December 31:

                                                               CAPITAL MANAGEMENT
                                                         ------------------------------
                                                           2003       2002       2001
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Net interest margin (FTE)..............................  $   60.5   $   50.1   $   39.9
Provision for loan losses..............................       3.3        2.0        1.8
Non-interest income....................................     109.3      101.5       91.1
Non-interest expense...................................     108.1      100.5       90.4
                                                         --------   --------   --------
  Income before income taxes...........................      58.4       49.1       38.8
Income tax expense (FTE)...............................        --         --         --
                                                         --------   --------   --------
  Net income...........................................  $   58.4   $   49.1   $   38.8
                                                         ========   ========   ========
Ending assets..........................................  $1,330.2   $1,129.1   $1,066.2
                                                         ========   ========   ========

     Net income for the Capital Management segment was $58.4 million for the year ended December 31, 2003, an increase of 19% over net income for the year ended December 31, 2002. Net interest margin for Capital Management increased 21% during 2003 when compared to 2002. An increased volume of commercial loans, mortgage loans and consumer lines of credit in the private banking area drove this increase. Non-interest income for Capital Management increased 8% during 2003 when compared to 2002. This increase reflects higher investment fees from the Company's brokerage subsidiary. Non-interest expense for Capital Management also increased 8% during 2003 when compared to 2002, related to incentives and increased corporate overhead.

     Net income for the Capital Management segment was $49.1 million for the year ended December 31, 2002, an increase of 27% over net income for the year ended December 31, 2001. Net interest margin for Capital Management increased 26% during 2002 when compared to 2001. An increased volume of commercial loans and consumer lines of credit in the private banking area drove this increase. Non-interest income for Capital Management increased 11% during 2002 when compared to 2001. This increase reflects higher investment fees from the Company's brokerage subsidiary. Non-interest expense for Capital Management also increased 11% during 2002 when compared to 2001, related to incentives and increased corporate overhead.

BUSINESS COMBINATIONS

     The Company has pursued a strategy of acquiring banks and financial institutions throughout the major growth areas of its markets, which includes the southeast, Texas and Virginia. The purpose of this expansion is to give the Company business development opportunities in metropolitan markets with favorable prospects for population and per capita income growth. As a routine part of its business, the Company evaluates opportunities to acquire bank holding companies, banks and other financial institutions. In addition, in the normal course of its business, the Company seeks out and receives inquiries from financial institutions regarding the possible acquisition of such institutions. The Company routinely evaluates these opportunities. Thus, at any point in time, the number of acquisition opportunities that may be available to the Company, as well as the stage of development of such activity, is subject to change. These acquisitions are used to augment the Company's internal growth. All potential acquisitions must meet specific internal criteria designed to protect and enhance shareholder value. During 2003 the Company completed one acquisition, adding approximately $113.4 million in total assets, $82.1 million in loans, and $103.8 million in deposits.

     Additional information relating to completed and pending business combinations can be found in Note B to the Consolidated Financial Statements, included elsewhere in this report.

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

     The legislation also contains a number of other provisions that affect the Company's operations and the operations of all financial institutions. One of the provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that limits the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations required more disclosure to SouthTrust's customers, and in some circumstances, required consent by the customer before information is allowed to be provided to a third party.

  USA Patriot Act

     On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"), which is designed to deny terrorists and others the ability to obtain access to the United States financial system. Title III of the USA Patriot Act is the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. Among its provisions, the USA Patriot Act mandates or will require financial institutions to implement additional policies and procedures, including additional due diligence and record keeping with respect to any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes. The U.S. Department of the Treasury in consultation with the Federal Reserve Board and other federal financial institution regulators has promulgated rules and regulations implementing the USA Patriot Act which (i) prohibits U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction; (ii) require financial institutions to maintain certain records for correspondent accounts of foreign banks; (iii) require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency; (iv) require due diligence with respect to private banking and correspondent banking accounts; (v) facilitate information sharing between the government, federal law enforcement and financial institutions; (vi) require financial institutions to have in place an anti-money laundering program; and
(vii) require financial institutions to have in place a Customer Identification Program, including risk-based procedures to verify the identity of each customer. The Company has implemented and will continue to implement the provisions of the USA Patriot Act as such provisions become effective. The Company currently maintains and will continue to maintain policies and procedures to comply with the USA Patriot Act requirements. At this time, the Company does not expect that the USA Patriot Act will have a significant impact on the financial position of the Company.

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

  Capital Requirements

     SouthTrust and SouthTrust Bank are subject to the risk-based capital requirements and guidelines imposed by the Federal Reserve Board and the FDIC, respectively. For purposes of the Federal Reserve Board's risk-based capital requirements, SouthTrust and SouthTrust Bank's assets and certain specified off-balance sheet commitments and obligations are assigned to various risk categories. The capital of SouthTrust and SouthTrust Bank, in turn, is classified in one of three tiers: core ("Tier 1") capital, which includes common and qualifying preferred stockholders' equity, less certain intangibles and other adjustments; supplementary ("Tier 2") capital, which includes, among other items, preferred stockholders' equity not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations; and market risk ("Tier 3") capital, which includes qualifying unsecured subordinated debt. The Tier 3 capital guidelines are only applicable to institutions that exceed certain prescribed trading activity thresholds. Currently, the Company is not subject to the Tier 3 capital requirements.

     SouthTrust, like other bank holding companies, is required to maintain Tier 1 capital and "total capital" (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including certain off-balance sheet items, such as unfunded commitments to extend credit). As of December 31, 2003, SouthTrust's Tier 1 and total capital ratios were 7.77% and 10.68%, respectively. In addition, in order for a bank to be considered "well capitalized" for regulatory purposes, its Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. As of December 31, 2003, SouthTrust Bank met both requirements, with Tier 1 and total capital equal to 7.74% and 10.67% of its respective total risk-weighted assets.

     The Federal Reserve Board and the FDIC require bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital divided by adjusted quarterly average assets) of 3%. Generally, banking organizations are expected to operate well above the minimum required capital level of 3% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3% plus an additional cushion of at least 1% to 2%. As of December 31, 2003, SouthTrust's leverage ratio was 6.78%. The guidelines also provide that banking organizations experiencing internal growth or completing acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

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

     As of December 31, 2003, SouthTrust Bank met the requirements to be categorized as "well capitalized". Additional information relating to capital adequacy can be found in Note C to the Consolidated Financial Statements, included elsewhere in this report.

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

                       EXECUTIVE OFFICERS OF THE COMPANY

                                                                                             EXECUTIVE
                                                                                           OFFICER OF THE
                                                                                              COMPANY
NAME AND AGE                                         POSITIONS HELD WITH THE COMPANY           SINCE
------------                                         -------------------------------       --------------
Wallace D. Malone, Jr. (67).....................  Chairman and Chief Executive Officer          1972
                                                  SouthTrust Corporation
Julian Banton (63)..............................  President                                     1982(1)
                                                  SouthTrust Corporation
Thomas H. Coley (60)............................  Vice Chairman -- Finance, Risk                1999(3)
                                                  Management, Investor Relations and
                                                  Funds Management
                                                  SouthTrust Corporation
R. Glenn Eubanks (55)...........................  Chairman, President, Chief Executive          1990(2)
                                                  Officer and Chief Operating Officer
                                                  SouthTrust Bank
E. Frank Schmidt (62)...........................  Vice Chairman -- Information Services         1995
                                                  and Strategic Support, General Bank
                                                  and Marketing
                                                  SouthTrust Bank
Fred C. Crum, Jr. (59)..........................  Division President -- Credit                  1986
                                                  SouthTrust Bank
Robert H. Dewey III (53)........................  Division President -- Corporate               2002(4)
                                                  Banking
                                                  SouthTrust Bank
John F. Gresham (55)............................  Division President -- General Banking         2002(5)
                                                  SouthTrust Bank
Richard S. White, Jr. (69)......................  Division President -- Capital                 1997
                                                  Management Group
                                                  SouthTrust Bank
William C. Wells II (45)........................  Executive Vice President and Chief            2002(6)
                                                  Risk Officer
                                                  SouthTrust Corporation
Alton E. Yother (51)............................  Executive Vice President, Treasurer           1998
                                                  and Controller
                                                  SouthTrust Corporation

---------------

(1) Mr. Banton relinquished his positions as Chairman and Chief Executive Officer of SouthTrust Bank effective October 2003 and retired from SouthTrust Corporation effective December 31, 2003.
(2) Mr. Eubanks assumed the positions of Chairman and Chief Executive Officer of SouthTrust Bank effective October 2003.
(3) Mr. Coley was elected Vice Chairman effective April 2003. Prior to that time, Mr. Coley was Division President of Consumer Banking.
(4) Mr. Dewey was elected Division President effective April 2002. Prior to that time, Mr. Dewey was Executive Vice President of Enterprise Banking.
(5) Mr. Gresham was elected Division President effective April 2002. Prior to that time, Mr. Gresham was CEO of the Southeast Florida market.

(6) Mr. Wells was elected Executive Vice President effective August 2002. Prior to that time, Mr. Wells was Senior Vice President of Loan Review, Compliance, Community Reinvestment, and Retail Risk Assessment.

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

     In addition, subsidiaries of the Company have been named as defendants in suits that allege fraudulent, deceptive or collusive practices in connection with certain financing and deposit-taking activities, including suits filed as class actions. These suits are typical of complaints that have been filed challenging financial transactions between plaintiffs and various financial institutions. The complaints in such cases frequently seek punitive damages in transactions involving fairly small amounts of actual damages, and in recent years, have resulted in large punitive damage awards to plaintiffs.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
Market price range:
  High..................................  $  33.06   $  27.32   $  27.18   $  20.53   $  21.44
  Low...................................     24.19      20.52      19.25      10.44      16.38
Market value at year end................     32.74      24.85      24.67      20.35      18.91
Book value per share....................     13.20      13.34      11.44       9.92       8.72
Average price per share to diluted
  earnings per share ratio..............     14.00x     13.59x     14.70x      9.96x     14.59x
Cash dividends declared per share.......  $   0.84   $   0.68   $   0.56   $   0.50   $   0.44
Dividend yield at year end..............      2.57%      2.74%      2.27%      2.46%      2.33%
Dividend payout ratio...................     40.43      36.37      34.61      34.86      33.27
Per common share:
  Net income -- basic...................  $   2.08   $   1.87   $   1.62   $   1.43   $   1.32
  Net income -- diluted.................      2.06       1.85       1.61       1.43       1.31
Shares outstanding (in thousands):
  Average -- basic......................   338,452    346,731    341,425    336,437    335,121
  Average -- diluted....................   342,498    350,937    345,294    337,812    337,556
  End of year...........................   330,243    346,924    346,273    338,107    335,811

     SouthTrust common stock is listed on the NASDAQ National Market Tier of the NASDAQ Stock Market under the symbol SOTR. Quarterly high and low sale prices of and cash dividends declared on SouthTrust common stock are included in Table 16, included elsewhere in this report.

     A discussion of restrictions that may limit SouthTrust Bank's ability to pay dividends is included in Item 1 under the heading "Supervision and Regulation", which is included elsewhere in this report.

     As of February 20, 2004, the Company had approximately 18,800 shareholders of record.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which common stock of SouthTrust are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by the stockholders; and (ii) all compensation plans not previously approved by the stockholders.

                                                                                        NUMBER OF SHARES OF
                              NUMBER OF SHARES OF                                     COMMON STOCK REMAINING
                           COMMON STOCK TO BE ISSUED   WEIGHTED-AVERAGE EXERCISE   AVAILABLE FOR FUTURE ISSUANCE
                               UPON EXERCISE OF          PRICE OF OUTSTANDING        UNDER EQUITY COMPENSATION
                             OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND        PLANS (EXCLUDING SHARES
PLAN CATEGORY               WARRANTS AND RIGHTS(1)              RIGHTS                  FROM FIRST COLUMN)
-------------              -------------------------   -------------------------   -----------------------------
Equity compensation plans
  approved by security
  holders................         16,238,011                    $19.20                       8,493,139
Equity compensation plans
  not approved by
  security
  holders(2)(3)..........            833,741                      2.82(4)                           --
                                  ----------                    ------                       ---------
          Total:.........         17,071,752                    $18.40                       8,493,139
                                  ==========                    ======                       =========

---------------

(1) The number of shares reserved for issuance under these plans or under outstanding options, warrants and rights, as reflected herein, are subject to appropriate adjustment in the event of any stock split, reverse stock split, stock dividend or recapitalization.
(2) Includes 696,261 shares to be paid pursuant to the Wallace D. Malone, Jr. Nonqualified Deferred Compensation Plan and Agreement entered into in February 1998. These shares are to be paid as deferred compensation in consideration of Mr. Malone continuing in his capacity as Chief Executive Officer from February 1998 through January 31, 2003, and as such do not have a separate cash exercise price. The original benefit as of February 1, 1998 under this plan consisted of an obligation on the part of SouthTrust to provide to Mr. Malone 200,000 shares of SouthTrust common stock, to be adjusted appropriately from time to time to reflect stock splits and to reflect the reinvestment in SouthTrust common stock of any earnings and dividends declared on the common stock. The benefit would have been forfeited if Mr. Malone's employment with SouthTrust had been terminated prior to January 31, 2003, except for termination as a result of a disability or upon the death of Mr. Malone or upon a change of control of SouthTrust. This benefit became fully vested on January 31, 2003, and is payable to Mr. Malone as a one-time payment of all of the shares by March 15 of the year following the year in which Mr. Malone's employment with SouthTrust ceases. A trust established in connection with this plan currently holds an aggregate of 622,514 shares acquired for the purpose of satisfying this deferred compensation benefit.
(3) Includes 137,480 shares issuable upon the exercise of options assumed by SouthTrust in connection with acquisitions. The weighted-average exercise price of the outstanding options is $17.12.
(4) The weighted-average exercise price is calculated based on 137,480 shares issuable for a weighted-average exercise price of $17.12, as described in footnote (3) above, and 696,261 shares issuable to Mr. Malone as deferred compensation without a separate cash exercise price, as described in footnote (2).

ITEM 6  SELECTED FINANCIAL DATA

                                                2003         2002         2001         2000         1999
                                             ----------   ----------   ----------   ----------   ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY INCOME STATEMENT
  Interest income..........................  $2,367,085   $2,665,411   $3,170,760   $3,394,088   $2,906,447
  Interest expense.........................     713,776      960,327    1,642,658    2,008,351    1,539,538
                                             ----------   ----------   ----------   ----------   ----------
  Net interest income......................   1,653,309    1,705,084    1,528,102    1,385,737    1,366,909
  Provision for loan losses................     124,550      126,732      118,293       92,827      141,249
                                             ----------   ----------   ----------   ----------   ----------
  Net interest income after provision for
    loan losses............................   1,528,759    1,578,352    1,409,809    1,292,910    1,225,660
  Non-interest income (excluding securities
    transactions)..........................     679,689      613,913      525,859      491,582      413,820
  Securities gains (losses), net...........          23        2,601        6,505      (11,068)        (739)
  Non-interest expense.....................   1,179,849    1,232,369    1,114,703    1,062,027      980,025
                                             ----------   ----------   ----------   ----------   ----------
  Income before income taxes...............   1,028,622      962,497      827,470      711,397      658,716
  Income taxes.............................     323,436      312,626      273,002      229,067      215,543
                                             ----------   ----------   ----------   ----------   ----------
  Net income...............................  $  705,186   $  649,871   $  554,468   $  482,330   $  443,173
                                             ==========   ==========   ==========   ==========   ==========
EARNINGS & DIVIDENDS
Basic:
  Earnings per share.......................  $     2.08   $     1.87   $     1.62   $     1.43   $     1.32
  Average shares outstanding...............     338,452      346,731      341,425      336,437      335,121
Diluted:
  Earnings per share.......................  $     2.06   $     1.85   $     1.61   $     1.43         1.31
  Average shares outstanding...............     342,498      350,937      345,294      337,812      337,556
Cash dividends declared....................  $     0.84   $     0.68   $     0.56   $     0.50   $     0.44
PERFORMANCE RATIOS
  Return on average total assets...........        1.38%        1.33%        1.19%        1.09%        1.10%
  Return on average tangible assets........        1.41         1.36         1.21         1.11         1.12
  Return on average equity.................       15.87        15.12        15.10        15.72        15.75
  Return on average tangible equity........       19.37        18.56        18.26        19.53        19.70
  Average equity to average assets.........        8.72         8.83         7.90         6.96         6.99
  Net interest margin (fully taxable
    equivalent)............................        3.58         3.85         3.58         3.42         3.72
  Non-interest income as a % of average
    total assets...........................        1.33         1.27         1.14         1.09         1.03
  Non-interest expense as a % of average
    total assets...........................        2.32         2.53         2.40         2.41         2.44
  Efficiency ratio.........................       50.32        52.86        53.92        56.14        54.63
                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
SELECTED AVERAGE BALANCES
  Loans, net of unearned income............  $ 34,524.4   $ 33,386.3   $ 32,250.7   $ 32,022.6   $ 29,307.9
  Earning assets...........................    46,757.9     44,856.0     43,107.3     40,776.3     37,107.0
  Total assets.............................    50,943.3     48,706.8     46,511.6     44,058.9     40,238.5
  Deposits.................................    33,861.0     31,439.2     29,778.3     29,002.3     25,812.9
  Stockholders' equity.....................     4,443.0      4,299.1      3,673.1      3,068.6      2,814.0
SELECTED PERIOD END BALANCES
  Loans, net of unearned income............  $ 35,280.2   $ 34,237.6   $ 33,422.6   $ 31,396.2   $ 31,697.8
  Total assets.............................    51,924.9     50,570.9     48,754.5     45,146.5     43,262.5
  Deposits.................................    34,746.6     32,945.4     32,634.1     30,702.5     27,739.3
  Federal Home Loan Bank advances..........     3,580.8      4,470.9      4,221.1      3,052.8      3,530.3
  Long-term debt...........................     2,506.9      2,181.9      1,263.4      1,125.3      1,125.5
  Stockholders' equity.....................     4,359.8      4,627.6      3,962.4      3,352.5      2,927.4
  Book value per share.....................       13.20        13.34        11.44         9.92         8.72
  Shares outstanding (in thousands)........     330,243      346,924      346,273      338,107      335,811

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

PRESENTATION

     Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

CRITICAL ACCOUNTING POLICIES

     The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. Certain of these principles involve a significant amount of judgment and/or the use of estimates based on Management's best assumptions at the time of the estimation. We have identified two policies as being more sensitive in terms of judgments and estimates, taking into account their overall potential impact to the Company's Consolidated Financial Statements: allowance for loan losses and pension assumptions. These policies and their related judgments and estimates are periodically re-evaluated by Management to ensure they are appropriate in the current circumstances.

  Allowance for Loan Losses

     The allowance for loan losses is reflected in the Consolidated Balance Sheets as a contra-account to loans, thereby stating the loan portfolio in total at an estimated realizable value. The allowance is established through the provision for loan losses in the Consolidated Statements of Income and is charged to earnings when losses are estimated to have occurred. Loan losses are charged against the allowance when Management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is based upon Management's estimated range of losses inherent in the loan portfolio, considering actual loss experience, the nature and volume of the loan portfolio, identified loan impairment, and current economic conditions. Actual losses for these loans can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model and resulting allowance level is adjusted accordingly as these factors change.

     The Company's allowance for loan losses is determined quarterly in accordance with Statement of Financial Accounting Standards ("SFAS") 5, Accounting for Contingencies, and SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended. Loans are first separated by standardized internal risk ratings into two categories for assessment of their estimated allowance level needs; Watch list and Non-watch list. Watch list loans are comprised of non-performing loans and other loans that have an internal credit review or regulatory rating of less than "pass", plus "pass" rated loans that are sound and collectible, but contain certain risk characteristics that require review by Management. Within watch list loans are certain loans that are further evaluated for impairment under SFAS 114. These loans are generally large commercial credits that have outstanding balances exceeding $5 million and/or estimated loss percentages that exceed the historical loss percentages for the watch list portfolio (discussed below). Non-watch list loans represent loans that have not been specifically identified in the Company's problem loan rating process.

     The range of allowance allocated to specifically reviewed loans considers either estimates of future cash flows or fair values of collateral, depending on the anticipated source of repayment. Other indicators of the borrowers' ability to repay the loan are also considered. Alternate estimates of future cash flows or fair values of collateral would not have a materially different impact on the Consolidated Financial Statements as the range of allowance allocated to specifically reviewed loans is not a significant portion of the allowance. The range of allowance associated with Watch-list loans is calculated by applying loss factors determined through a combination of the prior year's loss experience and a weighted average of the last four years' loss experience, both of which are specific to Watch-list loans. The four years' loss experience is used to provide an adequate historical perspective, and as such, is not an estimate that could be changed to have a materially different impact to the Consolidated Financial Statements. The range of allowance associated with Non-watch list loans is calculated by applying historical loss factors to outstanding Non-watch list loans within each loan portfolio type. The loss factors represent either the weighted average of the last four years' losses or, in some cases, the most recent year's loss experience if in Management's judgment that loss rate is more representative of current trends in a particular loan type. These alternate loss experience factors could have a different impact on the Consolidated Financial Statements, but those differences are not expected to be material.

     In addition to the calculations discussed above, other environmental factors are taken into account to arrive at the estimated range of allowance. The three specific factors currently considered are loan growth, industry concentrations, and loan underwriting policy exceptions. The Company's loan portfolio has historically experienced an annual growth rate in excess of our peers as a result of business combinations and internal growth. Loans acquired through the various business combinations may carry additional credit risk due to uncertainties associated with the underwriting process and deviations from the Company's credit underwriting standards at the acquired institutions. High levels of internally generated loan growth may result in additional risk due to sheer volume. Levels of loan growth can be faster or slower based on economic conditions and other causes, therefore the growth factors used in the allowance calculation may be altered accordingly. The Company is also subject to risk associated with certain industry concentrations. Commercial real estate mortgage loans represent the Company's largest concentration in terms of collateral type and although this segment of the portfolio has performed well in recent years, Management believes the associated risk within the commercial real estate portfolio warrants further consideration in the allowance calculation. No other concentrations are expected to have a material impact to the allowance estimation process in the near future. Exceptions to the loan policy may be necessary to facilitate the lending process, such as less stringent collateral requirements, relaxed borrower guarantees, or reduced financial information requirements. While the Company strives to use prudent underwriting and credit management standards, mitigating factors specific to certain loans can lead to policy exceptions, and therefore Management considers the risk of policy exceptions in the overall allowance determination. Changing economic conditions, loan growth, future business combinations, and other outside influences may impact the levels of loan policy exceptions and ultimately impact the associated allowance factor.

     The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model and resulting allowance level are adjusted accordingly as these factors change. The specifically identified loans are subject to change quarterly based on findings of each loan impairment analysis. The historical loss factors for both Watch list and Non-watch list loans are determined annually and provide a self-correcting feature to the methodology. The environmental factors are analyzed quarterly since they consider the dynamic nature of changes in the loan portfolio and may have a more immediate impact to the allowance. The Company's senior credit managers develop and review the methodology on a quarterly basis, and it is then submitted to the Executive Committee of Board of Directors for approval.

     Detailed information on the allocations of the allowance for loan losses are provided in the "Allowance for Loan Losses" section and Table 8 of Management's Discussion and Analysis.

  Pension Assumptions

     The Company has a trusteed defined benefit pension plan for the benefit of substantially all employees of the Company and its subsidiaries. The Company's funding policy with respect to the pension plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. Pension expense, reflected in the Consolidated Statements of Income in non-interest expense as "salaries and employee benefits", is determined by an external actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for the pension obligation. The Consolidated Balance Sheets reflect a prepaid pension benefit cost due to funding levels and unrecognized actuarial amounts. The most significant assumptions used in calculating the pension obligation are the weighted-average discount rate used to determine the present value of the pension obligation, the weighted-average expected long-term rate of return on plan assets, and the assumed rate of annual compensation increases. These assumptions are revisited annually with the external actuaries, taking into consideration both current market conditions and anticipated long-term market conditions.

     The weighted-average discount rate is determined by referring to Moody's daily long-term corporate Aa-rated bond yield averages as of December 31, adding 15 basis points, and rounding to the nearest quarter percent. This methodology is applied consistently from year-to-year. The discount rate utilized in 2003 was 6.75%. The estimated impact to pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease of approximately $1.7 million and an increase of approximately $1.9 million, respectively. The discount rate to be used in 2004 will be 6.25%. The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment). The equity securities include SouthTrust Corporation common stock, comprising 13.6% of plan assets. The weighted-average expected long-term rate of return on plan assets utilized in 2003 was 8.50%. The estimated impact to pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $500 thousand decrease or increase, respectively. The rate of return will likely stay at a consistent level in 2004. The assumed rate of annual compensation increases (5% in 2003) is based on expected trends in salaries and the employee base. This assumption is not expected to change materially in 2004.

     Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note O of the Notes to Consolidated Financial Statements.

PENDING ACCOUNTING PRONOUNCEMENTS

  Statement of Position ("SOP") 03-3 -- Accounting for Loans or Certain Debt Securities Acquired in a Transfer

     In October 2003, the American Institute of Certified Public Accountants ("AICPA") issued SOP 03-3, which addresses accounting for differences between contractual cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The scope includes loans where there is evidence of deterioration in credit quality since origination. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

EXECUTIVE OVERVIEW

     The Company has had another successful year during 2003. Earnings per share increased for the 13th consecutive year and the cash dividend increased for the 34th consecutive year. The Company has been able to achieve such consistent results by focusing on long-term revenue growth, capitalizing on the strength of the franchise in the fast-growing South, increasing efficiency and maintaining excellent credit quality.

     The Company continues to meet its goal for creating consistent earnings-per-share growth. Earnings per diluted share for 2003 were $2.06 on record earnings of $705.2 million for the year ended December 31, 2003. Earnings per diluted share were up 11% and net earnings increased by 9% as compared to year-end 2002. Overall economic conditions in 2003 did not present a typical environment for success. Interest rates reached historic lows and have remained at low levels for much longer than anticipated. Additionally, even though low interest rates meant lower borrowing costs for businesses, loan growth remained slow throughout the banking industry.

     The Company's ability to continue solid growth in non-interest income was a benefit, as loan growth did not show notable improvement until the second half of the year. Non-interest income increased to $679.7 million in 2003, up 10% from 2002. Compared to 2002, mortgage-banking income was up 21%, debit-card fees increased 7%, service charges increased 6 %, investment fees rose 12% and all other non-interest income was up a combined 13%. Net securities gains in 2003 were only $23,000.

     The Company's expense-control culture played a significant role in SouthTrust's success. Non-interest expenses for the year were $1.2 billion, a 4% decrease from 2002. For 2003, the Company's efficiency ratio improved to 50.32% compared to 52.86% in 2002. For the fourth quarter of 2003, the Company's efficiency ratio was below the 50% level. A majority of these savings are the result of millions of dollars in technology investments that help the Company provide better service at a lower cost.

     SouthTrust also implemented a $500 million share repurchase plan in 2003. This allowed the Company to manage the equity level and benefit shareholders. The Company has announced a similar plan to re-purchase $300 million in common stock during 2004.

     The Company's credit quality continues to be strong. For the year, net loans charged off were $123.4 million, or 0.36% of loans, compared to $113.5 million, or 0.34% of loans, in 2002. During the past 10 years, SouthTrust's credit losses have averaged about half of the average losses for the industry.

     By taking advantage of these strengths, SouthTrust enjoyed continued earnings growth even though the Company's net-interest margin decreased because of a sustained period of low interest rates. The Company was not forced to lock in to long-term, low-yielding assets that would have generated short-term earnings, but would not be a benefit in a rising-rate environment.

RESULTS OF OPERATIONS SUMMARY

     SouthTrust reported net income of $705.2 million or $2.06 per diluted share for the year ended December 31, 2003, compared to net income of $649.9 million or $1.85 per diluted share for the year ended December 31, 2002. Net income in 2001 was $554.5 million or $1.61 per diluted share. Net earnings resulted in a return on average assets of 1.38%, 1.33%, and 1.19% for the three years ended December 31, 2003, respectively. The return on average stockholders' equity for the three years ended December 31, 2003 was 15.87%, 15.12% and 15.10%, respectively.

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

     Net interest income decreased 3% to $1,664.9 million at December 31, 2003, compared to net interest income of $1,717.6 million in 2002. Net interest income was $1,541.3 million in 2001. Net interest margin, which is FTE net interest income divided by the cost basis of average interest-earning assets, was 3.58%, 3.85% and 3.58% for the three years ended December 31, 2003, respectively. Competitive pressures, Federal Reserve Bank (the "Fed") monetary policies and the composition of interest-earning assets and interest-bearing liabilities affect the net interest margin.

     The economic conditions during 2003 and the prolonged low interest rate environment presented a challenge to the Company as well as other financial institutions. Since the beginning of 2001, the Fed has lowered short-term interest rates a total of 500 basis points. These factors contributed to historically low mortgage interest rates, leading to higher prepayments of mortgage-backed securities, 1-4 family mortgage loans, as well as other fixed-rate interest-earning assets tied to treasury yields (which are the benchmark for mortgage interest rates). Prepayments from these assets, as well as fixed-rate commercial loans, were being reinvested at lower rates, while liability costs, which are tied to other indexes, were not declining at the same pace as asset yields. These factors caused compression in the Company's net interest margin during 2003.

     Looking towards 2004, Management continues to manage the interest rate sensitivity position of the Company to a neutral to slightly asset sensitive position. This is accomplished by remaining focused on variable-rate lending, managing the maturity duration of securities purchases, carefully managing the level of fixed-rate loans, and continued growth in core deposits. The Company believes that certain trends will have a stabilizing effect on the net interest margin. Long-term interest rates have begun to stabilize, or have increased in some cases. The Company expects that this will have a positive effect by lowering the level of prepayments of fixed-rate assets and improving current investment yields. Since the balance sheet is in an asset sensitive interest rate position, an increase in interest rates would improve the net interest margin. Also, for the first time in over a year, the Company does not expect further significant decreases in net interest margin if interest rates remain flat.

     The increase in net interest income and net interest margin during 2002 compared to 2001 resulted from the interest rate cuts made by the Fed beginning in 2001. Economic growth began to slow in late 2000, and the economy officially went into a recession in March 2001. Any hope for a quick recovery was hindered by the terrorist attacks on New York and Washington on September 11, 2001. In response to these economic conditions, the Fed lowered short-term interest rates a total of 475 basis points on eleven separate occasions from January through December 2001 to stimulate economic growth. Since the balance sheet was liability sensitive (interest-bearing liabilities were repricing faster than interest-earning assets) when the rate cuts began in 2001, the Company benefited from lower funding costs during 2002 and 2001.

AVERAGE BALANCES, INTEREST, AND YIELD/RATES
ON A FULLY TAXABLE EQUIVALENT BASIS (TABLE 1)

     The following table details average balances of interest-earning assets and interest-bearing liabilities, the fully taxable equivalent amount of interest earned/paid thereon, and the fully taxable equivalent yield/rate for the three years ended December 31, 2003. The loan averages include loans on which the accrual of interest has been discontinued. Income on certain non-accrual loans is recognized on a cash basis.

                                                         2003                          2002             2002
                                           --------------------------------   ----------------------   -------
                                            AVERAGE                 YIELD/     AVERAGE                 YIELD/
                                            BALANCE     INTEREST    RATE(1)    BALANCE     INTEREST    RATE(1)
                                           ---------   ----------   -------   ---------   ----------   -------
                                             (AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS)
ASSETS
Loans, net of unearned income(2).........  $34,524.4   $1,728,165    5.01%    $33,386.3   $1,955,542    5.86%
Available-for-sale securities:
   Taxable...............................   10,434.8      549,485    5.40       9,898.5      622,902    6.47
   Non-taxable...........................      370.6       25,378    7.28         363.0       23,747    6.77
Held-to-maturity securities:
   Taxable...............................      249.9       18,223    7.29         398.8       28,672    7.19
   Non-taxable...........................       29.1        2,521    8.67          46.9        4,308    9.18
Short-term investments...................    1,149.1       54,911    4.78         762.5       42,797    5.61
                                           ---------   ----------    ----     ---------   ----------    ----
   Total interest-earning assets.........   46,757.9    2,378,683    5.12      44,856.0    2,677,968    6.01
Allowance for loan losses................     (504.8)                            (490.9)
Other assets.............................    4,681.2                            4,341.7
                                           ---------                          ---------
       Total assets......................  $50,934.3                          $48,706.8
                                           =========                          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits.........................  $ 2,341.2       15,663    0.67     $ 2,333.5       27,994    1.20
Interest-bearing demand deposits.........    4,573.8       33,245    0.73       4,086.3       39,960    0.98
Time deposits............................   22,179.6      395,103    1.78      20,810.5      528,303    2.54
Short-term borrowings....................    5,192.7       55,960    1.08       5,848.2       98,554    1.69
Federal Home Loan Bank advances..........    3,921.6      151,784    3.87       4,351.0      202,632    4.66
Long-term debt...........................    2,444.6       62,021    2.54       1,847.0       62,884    3.40
                                           ---------   ----------    ----     ---------   ----------    ----
       Total interest-bearing
        liabilities......................   40,653.5      713,776    1.76      39,276.5      960,327    2.45
Non-interest-bearing demand deposits.....    4,766.4                            4,208.9
Other liabilities........................    1,071.4                              922.3
                                           ---------                          ---------
       Total liabilities.................   46,491.3                           44,407.7
Stockholders' equity.....................    4,443.0                            4,299.1
                                           ---------                          ---------
       Total liabilities and
        stockholders' equity.............  $50,934.3                          $48,706.8
                                           =========   ----------             =========   ----------
Net interest income......................              $1,664,907                         $1,717,641
                                                       ==========                         ==========
Net interest margin......................                            3.58%                              3.85%
                                                                     ====                               ====
Net interest spread......................                            3.36%                              3.56%
                                                                     ====                               ====

                                                            2001
                                              --------------------------------
                                               AVERAGE                 YIELD/
                                               BALANCE     INTEREST    RATE(1)
                                              ---------   ----------   -------
                                              (AVERAGE BALANCE IN MILLIONS; INTEREST IN THOUSANDS)
ASSETS
Loans, net of unearned income(2).........     $32,250.7   $2,452,081    7.60%
Available-for-sale securities:
   Taxable...............................       8,297.7      551,172    6.72
   Non-taxable...........................         367.8       26,674    7.34
Held-to-maturity securities:
   Taxable...............................       1,536.4      107,515    7.00
   Non-taxable...........................          65.4        6,028    9.22
Short-term investments...................         589.3       40,522    6.88
                                              ---------   ----------    ----
   Total interest-earning assets.........      43,107.3    3,183,992    7.40
Allowance for loan losses................        (465.1)
Other assets.............................       3,869.4
                                              ---------
       Total assets......................     $46,511.6
                                              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings deposits.........................     $ 2,078.0       49,337    2.37
Interest-bearing demand deposits.........       3,407.5       63,287    1.86
Time deposits............................      20,560.5      964,547    4.69
Short-term borrowings....................       7,054.3      277,382    3.93
Federal Home Loan Bank advances..........       4,130.2      224,894    5.45
Long-term debt...........................       1,110.9       63,211    5.69
                                              ---------   ----------    ----
       Total interest-bearing
        liabilities......................      38,341.4    1,642,658    4.28
Non-interest-bearing demand deposits.....       3,732.3
Other liabilities........................         764.8
                                              ---------
       Total liabilities.................      42,838.5
Stockholders' equity.....................       3,673.1
                                              ---------
       Total liabilities and
        stockholders' equity.............     $46,511.6
                                              =========   ----------
Net interest income......................                 $1,541,334
                                                          ==========
Net interest margin......................                               3.58%
                                                                        ====
Net interest spread......................                               3.12%
                                                                        ====

---------------

(1) Yields were calculated using the amortized cost of the underlying assets.
(2) Included in interest on loans are net loan fees of $43.8 million, $46.4 million, and $60.0 million in 2003, 2002, and 2001, respectively.

TAXABLE EQUIVALENT ADJUSTMENT ANALYSIS

                                             2003                                    2002
                            --------------------------------------   -------------------------------------
                                            TAXABLE      INTEREST                   TAXABLE      INTEREST
                             INTEREST     EQUIVALENT      INCOME      INTEREST    EQUIVALENT      INCOME
                              INCOME      ADJUSTMENTS     (FTE)        INCOME     ADJUSTMENTS     (FTE)
                            -----------   -----------   ----------   ----------   -----------   ----------
                                                                                       (IN THOUSANDS)
Loans.....................  $ 1,726,470     $ 1,695     $1,728,165   $1,953,431     $ 2,111     $1,955,542
Available-for-sale
 securities:
 Taxable..................      549,485          --        549,485      622,902          --        622,902
 Non-Taxable..............       16,345       9,033         25,378       14,436       9,311         23,747
Held-to-maturity
 securities:
 Taxable..................       18,223          --         18,223       28,672          --         28,672
 Non-Taxable..............        1,651         870          2,521        3,173       1,135          4,308
Short-term investments....       54,911          --         54,911       42,797          --         42,797
                            -----------     -------     ----------   ----------     -------     ----------
   Totals.................  $2,367,085,     $11,598     $2,378,683   $2,665,411     $12,557     $2,677,968
                            ===========     =======     ==========   ==========     =======     ==========

                               2001                  2001
                            ----------     ------------------------
                                             TAXABLE      INTEREST
                             INTEREST      EQUIVALENT      INCOME
                              INCOME       ADJUSTMENTS     (FTE)
                            ----------     -----------   ----------

Loans.....................  $2,450,000       $ 2,081     $2,452,081
Available-for-sale
 securities:
 Taxable..................     551,172            --        551,172
 Non-Taxable..............      17,185         9,489         26,674
Held-to-maturity
 securities:
 Taxable..................     107,515            --        107,515
 Non-Taxable..............       4,366         1,662          6,028
Short-term investments....      40,522            --         40,522
                            ----------       -------     ----------
   Totals.................  $3,170,760       $13,232     $3,183,992
                            ==========       =======     ==========

VOLUME-RATE ANALYSIS (TABLE 2)

     The following table shows a summary of the changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities for 2003/2002 and 2002/2001. Changes not solely attributable to a change in rate or volume are allocated proportionately relative to the absolute change of rate and volume.

                                          2003 VERSUS 2002                         2002 VERSUS 2001
                               INCREASE (DECREASE) DUE TO CHANGE IN:    INCREASE (DECREASE) DUE TO CHANGE IN:
                               --------------------------------------   --------------------------------------
                                  VOLUME        YIELD/                     VOLUME        YIELD/
                               OUTSTANDING       RATE        TOTAL      OUTSTANDING       RATE        TOTAL
                               ------------   ----------   ----------   ------------   ----------   ----------
                                                               (IN THOUSANDS)
Interest income on:
  Loans......................    $ 64,825     $(292,202)   $(227,377)     $ 83,703     $(580,242)   $(496,539)
  Available-for-sale
     securities..............      34,223      (106,009)     (71,786)       92,663       (23,860)      68,803
  Held-to-maturity
     securities..............     (12,391)          155      (12,236)      (85,351)        4,788      (80,563)
  Short-term investments.....      19,203        (7,089)      12,114        10,566        (8,291)       2,275
                                 --------     ---------    ---------      --------     ---------    ---------
       Total interest
          income.............     105,860      (405,145)    (299,285)      101,581      (607,605)    (506,024)
Interest expense on:
  Interest-bearing
     deposits................      38,543      (190,789)    (152,246)       46,949      (527,863)    (480,914)
  Short-term borrowings......     (10,102)      (32,492)     (42,594)      (41,183)     (137,645)    (178,828)
  Federal Home Loan Bank
     advances................     (18,752)      (32,096)     (50,848)       11,555       (33,817)     (22,262)
  Long-term debt.............      17,444       (18,307)        (863)       31,410       (31,737)        (327)
                                 --------     ---------    ---------      --------     ---------    ---------
       Total interest
          expense............      27,133      (273,684)    (246,551)       48,731      (731,062)    (682,331)
                                 --------     ---------    ---------      --------     ---------    ---------
       Net interest income...    $ 78,727     $(131,461)   $ (52,734)     $ 52,850     $ 123,457    $ 176,307
                                 ========     =========    =========      ========     =========    =========

PROVISION FOR LOAN LOSSES

     During 2003, the Company recorded a $124.6 million provision for loan losses. This compares to a provision for loan losses of $126.7 million in 2002 and $118.3 million in 2001. For the years ended December 31, 2003, 2002, and 2001, the provision for loan losses to net charge-offs was 101%, 112%, and 106%, respectively. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by Management based on the factors as described in "Allowance for Loan Losses", discussed later in this report.

NON-INTEREST INCOME

     Total non-interest income increased $63.2 million or 10% to $679.7 million in 2003. From 2001 to 2002, the increase in non-interest income was $84.1 million or 16%. Growth in non-interest income during these periods came from various sources as discussed below.

     Service charges on deposit accounts accounted for the largest portion of the increase in non-interest income for the three years ended December 31, 2003. During 2003, service charges on deposit accounts increased 6% to $295.3 million. Factors contributing to this increase include increases in the service charges on large corporate accounts and fees charged for non-sufficient funds. An increased number of deposit accounts obtained mainly through internal growth, along with increases in certain service charge rates, account for the 18% increase in service charges on deposit accounts from 2001 to 2002.

     Income from mortgage banking operations increased 21% to $66.9 million for the year ended December 31, 2003. Historically low mortgage interest rates during 2003 directly resulted in increased mortgage loan production, refinancings, and related income. During the latter part of 2003, mortgage interest rates began to increase and therefore loan production and related income will not remain at the levels experienced during 2003. From 2001 to 2002, income from mortgage banking operations increased 63% to $55.2 million for the year ended December 31, 2002. Mortgage interest rates were also at historically low levels during most of

2002, leading to increased loan production and related income during that time. Mortgage loan production during 2003, 2002 and 2001 totaled $6.8 billion, $4.8 billion and $4.1 billion, respectively. For the years ended December 31, 2003, 2002 and 2001, refinancings were 60%, 56% and 47%, respectively, of total mortgage loan production. Included in mortgage banking operations income during the three years ended December 31, 2003 were origination and secondary marketing income on loans held for sale totaling $60.7 million, $48.0 million and $28.2 million, respectively. These amounts reflect the inclusion of direct loan origination costs in the related mortgage loans held for sale. Direct loan origination costs included in mortgage loans sold during the three years ended December 31, 2003 totaled $62.9 million, $44.5 million, and $38.7 million, respectively.

     Bankcard fees for the year ended December 31, 2003 increased 8% to $47.5 million. This increase was primarily due to increased merchant fees, including increased sales volume and an increase in certain service charges. From 2001 to 2002, bankcard fees increased 6% to $44.1 million, also related to an increase in merchant fees.

     Debit card fees for the year ended December 31, 2003 totaled $41.3 million, a 7% increase from 2002 resulting from an increased volume of debit card transactions from existing customers. In August 2003, Visa and MasterCard settled lawsuits initiated by several major retailers, resulting in reduced fees charged to merchants by Visa and MasterCard for processing their debit card transactions. The effect of the settlements on the Company during 2003 has been, and will likely be beyond 2003, decreased rates charged on debit card transactions. The 22% increase in debit card fees from 2001 to 2002 was attributable to the substantial increase in demand for this product, reflecting the changing technological environment and acceptance of the product by our customers.

     Trust fees decreased a slight 2% to $33.6 million during the year ended December 31, 2003 when compared to 2002. Trust fees increased 5% from 2001 to 2002 to $34.2 million. Sales initiatives regarding staffing, training and merchandising led to significant increases in the volume of trust accounts during 2002. Fees earned related to this increased volume were offset by decreased fees earned as a result of adverse market conditions during 2002.

     Investment fees were $66.8 million for the year ended December 31, 2003, an increase of 12% from the year ended December 31, 2002. This increase was driven primarily by increased business in the capital markets area. Market conditions during 2003 resulted in higher fees earned in facilitating customer derivative transactions. From 2001 to 2002, investment fees increased 14%, generated in part from sales initiatives regarding staffing, training and merchandising. As a result, a higher number of licensed employees in the local branches are selling investments. In addition, historically low interest rates during 2002 coupled with adverse market conditions resulted in higher sales of annuities. Also, the Company benefited from increased capital markets business during 2002 when compared to 2001.

     Income from bank owned life insurance ("BOLI") increased 7% to $53.2 million for the year ended December 31, 2003 and was comparable to the 2001 level. BOLI was 8% lower in 2002 when compared to 2001. The decline in 2002 was largely a result of lower crediting rates by the insurance carriers as interest rates had declined.

     Net securities gains for the period ended December 31, 2003 were $0.1 million, compared to net gains of $2.6 million in 2002 and $6.5 million in 2001. During 2002 and 2001, $3.0 million and $4.0 million, respectively, in gains were realized on the sale of equity investments that the Company had acquired in previous business combinations.

     Other income was $75.0 million at December 31, 2003, a 37% increase from December 31, 2002. Included in other income are fees from standby letters of credit, safe deposit fees, collection fees and other miscellaneous fees and income. This increase was primarily due to increased income associated with a program related to the Company's new check provider and income related to the impact of ineffectiveness associated with hedge accounting. From 2001 to 2002, other income increased 26% to $54.6 million.

     There were no significant non-recurring non-interest income items recorded during any of the three years in the period ended December 31, 2003 that have not been disclosed above.

NON-INTEREST INCOME (TABLE 3)

     The following table presents an analysis of non-interest income for the years ended December 31:

                                                                                 ONE-YEAR      FIVE-YEAR
                                                                                 COMPOUND      COMPOUND
                           2003     2002     2001     2000     1999     1998    GROWTH RATE   GROWTH RATE
                          ------   ------   ------   ------   ------   ------   -----------   -----------
                                                           (IN MILLIONS)
Service charges on
  deposit accounts......  $295.3   $277.7   $236.3   $212.9   $186.4   $159.9         6%          13%
Mortgage banking
  operations............    66.9     55.2     33.8     21.3     29.0     31.7        21           16
Bank card fees..........    47.5     44.1     41.5     33.8     31.1     27.8         8           11
Debit card fees.........    41.3     38.7     31.6     25.8     17.7      7.9         7           39
Trust fees..............    33.6     34.2     32.6     32.1     30.2     27.7        (2)           4
Investment fees.........    66.8     59.5     52.1     39.4     35.7     26.3        12           20
Bank owned life
  insurance.............    53.2     49.9     54.4     50.9     41.4     32.6         7           10
Securities gains
  (losses), net.........     0.1      2.6      6.5    (11.1)    (0.7)     0.1       (96)          15
Other...................    75.0     54.6     43.6     75.4     42.3     43.6        37           11
                          ------   ------   ------   ------   ------   ------       ---           --
         Totals.........  $679.7   $616.5   $532.4   $480.5   $413.1   $357.6        10%          14%
                          ======   ======   ======   ======   ======   ======       ===           ==

NON-INTEREST EXPENSE

     Total non-interest expense decreased $52.6 million or 4% for the year ended December 31, 2003 to $1,179.8 million, compared to $1,232.4 million in 2002. From 2001 to 2002, the increase in non-interest expense was $117.7 million or 11%. The operating efficiency ratio, which is non-interest expense divided by FTE net interest income and non-interest income (excluding securities gains (losses)), was 50.32% during the year ended December 31, 2003, compared to 52.86% and 53.92% for 2002 and 2001, respectively. The ratio of non-interest expense to average total assets was 2.32%, 2.53% and 2.40% for the three years ended December 31, 2003, respectively.

     Salaries and employee benefits account for the largest portion of non-interest expense during the years ended December 31, 2003, 2002, and 2001. During 2003, salaries and employee benefits were $704.1 million, an increase of only 1% over 2002. This increase was composed of annual merit increases, which was offset by a decrease in the number of full-time equivalent employees at December 31, 2003 to 12,363 from 13,228 at December 31, 2002. From 2001 to 2002, salaries and employee benefits increased 13% to $698.1 million. This increase was driven by annual merit and incentive increases, an increase in the number of full-time equivalent employees from acquisitions made during the latter part of 2002, and increases in certain employee benefit costs.

     Occupancy expense decreased 2% for the year ended December 31, 2003 to $108.8 million. From 2001 to 2002, net occupancy expense increased 8% to $110.6 million. This increase is attributable to a higher number of banking offices, primarily from acquisitions made during the latter part of 2002, as well as increased rental expense rates on leased properties.

     Equipment expense decreased 7% to $63.9 million for the year ended December 31, 2003 and is comparable to the 2001 level of $63.5 million. During 2003, equipment that had been leased was purchased, various maintenance contracts were renegotiated, and the vehicle fleet was reduced. All of these factors contributed to the decrease in equipment expense during 2003. During 2002, equipment expense increased 8% to $68.5 million. This increase was a result of a higher number of banking offices, primarily from acquisitions made during the latter part of 2001. Also, certain rental rates and depreciation expense on new equipment increased during this period.

     Data processing expense for the year ended December 31, 2003 increased 17% to $49.3 million compared to the same period in 2002. This increase primarily related to outsourcing bankcard processing and a license fee related to a patent covering certain processes used by the Company. From 2001 to 2002, data processing expense increased 15% to $42.3 million. The increase primarily related to an increase in expense from system licenses for various projects and expenses related to upgrades for computer desktops and various systems.

     Professional services expense decreased 4% to $62.8 million for the year ended December 31, 2003. This decrease was due primarily to a decrease in fees paid to employee recruitment firms and Visa fees. From 2001 to 2002, professional services expense increased 32% to $65.5 million. The increase was due primarily to higher fees from outsourcing various functions, an increase in advertising co-op fees, and higher consulting fees.

     Communications expense decreased 16% to $48.9 million for the year ended December 31, 2003. This decrease relates primarily to continued lower expenses related to the conversion to a new phone system in 2002 and other renegotiated rates and contracts during 2003. From 2001 to 2002, communications expense increased 8% to $58.1 million. This increase is directly related to the implementation of a new phone system during 2002. The majority of the new phone systems were phased in as of December 31, 2002.

     Goodwill and core deposit amortization for the year ended December 31, 2003 decreased 8% to $13.2 million compared to the same period in 2002. From 2001 to 2002, goodwill and core deposit amortization decreased 64% to $14.3 million. Beginning January 1, 2002, the Company ceased amortization of goodwill as provided in Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets and SFAS 147, Acquisitions of Certain Financial Institutions, which were adopted effective as of that date (SFAS 147 was early-adopted during the third quarter of 2002, retroactive to January 1, 2002). In lieu of amortization, goodwill is periodically tested for impairment, also as required by these new Statements. The Company tested goodwill for impairment under the provisions of SFAS 142 during 2003 and 2002, and no goodwill impairment was indicated.

     All other non-interest expense items decreased 26% to $128.8 million for 2003. The decrease related to several categories, including supplies, foreclosed property, lower losses on disposition of assets under lease and various other miscellaneous expense categories. During 2003, efficiencies were gained through technology and less full-time equivalent employees. From 2001 to 2002, all other non-interest expense increased 15% to $175.0 million.

     There were no significant non-recurring non-interest expense items recorded during any of the three years in the period ended December 31, 2003 that have not been disclosed above.

NON-INTEREST EXPENSE (TABLE 4)

     The following table and graphs present an analysis of non-interest expense for the years ended December 31:

                                                                                      ONE-YEAR      FIVE-YEAR
                                                                                      COMPOUND      COMPOUND
                         2003       2002       2001       2000      1999     1998    GROWTH RATE   GROWTH RATE
                       --------   --------   --------   --------   ------   ------   -----------   -----------
                                                            (IN MILLIONS)
Salaries and employee
  benefits...........  $  704.1   $  698.1   $  617.5   $  546.6   $509.9   $467.6         1%            9%
Net occupancy........     108.8      110.6      102.2       93.4     82.0     72.5        (2)            8
Equipment............      63.9       68.5       63.5       74.3     67.7     61.0        (7)            1
Data processing......      49.3       42.3       36.7       38.2     27.0     24.0        17            15
Professional
  services...........      62.8       65.5       49.5       46.6     50.6     45.0        (4)            7
Communications.......      48.9       58.1       53.6       51.6     51.5     47.1       (16)            1
Goodwill and core
  deposit
  amortization.......      13.2       14.3       39.9       51.6     40.6     29.1        (8)          (15)
Other................     128.8      175.0      151.8      159.7    150.7    139.9       (26)           (2)
                       --------   --------   --------   --------   ------   ------       ---           ---
  Totals.............  $1,179.8   $1,232.4   $1,114.7   $1,062.0   $980.0   $886.2        (4)%           6%
                       ========   ========   ========   ========   ======   ======       ===           ===

                                    (CHART)

                                    (CHART)

INCOME TAXES

     Income tax expense increased 3% to $323.4 million for the year ended December 31, 2003, resulting in an effective tax rate of 31%, compared to 32% and 33% in 2002 and 2001, respectively. During 2003, the Company realized an effective income tax rate reduction relating to the realignment of its corporate structure to facilitate a more efficient management of its business. The reduced effective tax rate is expected to continue for future periods; however, this reduction is subject to several factors and may not be consistent in future periods. The statutory federal tax rate was 35% during all three years.

     A reconciliation of the differences between income tax expense and income taxes calculated by applying the applicable statutory federal tax rates is provided in Note Q of the Consolidated Financial Statements, included elsewhere in this report.

BALANCE SHEET SUMMARY

     Total assets at December 31, 2003 were $51.9 billion, representing an increase of 3% over the 2002 level of $50.6 billion. Average total assets increased 5% to $50.9 billion at December 31, 2003 from $48.7 billion at December 31, 2002. As of December 31, 2003, the five-year compound growth rate in total assets was 6%.

     During 2003, SouthTrust consummated one business combination in which the Company acquired additional assets of $113.4 million, including loans of $82.1 million, and assumed deposits of $103.8 million. During 2002, the Company acquired $170.8 million in assets, including $108.4 million in loans, and assumed deposits of $154.6 million. Note B to the Consolidated Financial Statements, included elsewhere in this report, provides additional information regarding business combinations, including any pending acquisitions. In the normal course of business, the Company regularly investigates acquisition and expansion opportunities, and expects this process will continue.

     Average interest-earning assets at December 31, 2003 were $46.8 billion, up 4% from December 31, 2002. Average interest-earning assets were 92% of average total assets in 2003 and 2002. Average interest-bearing liabilities were $40.7 billion and $39.3 billion at December 31, 2003 and 2002, respectively. Average interest-bearing liabilities accounted for 80% of average liabilities and stockholders' equity in 2003, compared to 81% in 2002.

     Table 1, included elsewhere in this report, contains average balances of assets, liabilities and stockholders' equity, and the rates earned/paid on major categories of interest-earning assets and interest-bearing liabilities for each of the three years in the period ended December 31, 2003.

LOANS

     Loans represent the major portion of interest-earning assets of the Company, accounting for 74% of average interest-earning assets at December 31, 2003 and 2002. At December 31, 2003, loans, net of unearned income, totaled $35,280.2 million, up 3% from the December 31, 2002 level of $34,237.6 million. During 2003, $82.1 million in loans were obtained in an acquisition of another financial institution. Internal loan growth was $960.5 million in 2003, reflecting a challenging lending environment due to economic conditions during 2003. This economic environment led to lower demand for loans as well as historically low interest rates. However, loan production began to accelerate during the third quarter of 2003 and the recent stabilization of long-term interest rates resulted in reduced loan prepayments. Management believes that the Company is well positioned to achieve even more loan growth, through its extensive calling efforts and its strong sales culture, as the economy continues to improve. Other factors affecting loan growth are discussed further below. The Company focuses its lending efforts on the middle market (companies with sales of $15 million to $250 million) due to increased cross-selling opportunities and a high likelihood that SouthTrust will be the borrowers' primary bank.

     Commercial, financial and agricultural loans increased $487.4 million to $13,080.1 million or 36.9% of total loans at December 31, 2003. Of this increase, $13.0 million was obtained in an acquisition during 2003 and $474.4 million represents internal growth. The Company considers the appropriate mix of variable and fixed-rate commercial loans as part of its asset/liability management strategy. Also, the Company has continued to allow its syndicated credit portfolio to decrease in favor of concentrating on lending opportunities with more potential for developing other banking relationships. At December 31, 2003 and 2002, the syndicated portfolio was $1,063.9 million and $1,205.8 million, respectively.

     Real estate construction loans increased a slight $131.6 million to $5,347.0 million or 15.1% of total loans at December 31, 2003. Internal growth accounted for the majority of the increase. At December 31, 2003, real estate construction loans included approximately $1,446.0 million in loans on residential properties, loans on income producing commercial real estate of $3,899.9 million, and $1.1 million of loans securing properties that are occupied by the principal borrower.

     Commercial real estate mortgage loans increased $22.9 million to $7,326.3 million or 20.6% of total loans at December 31, 2003. Commercial real estate mortgage loans acquired during the year totaled $36.6 million. Commercial real estate mortgage loans as a group share similar credit risk characteristics including sensitivity to economic conditions that may affect occupancy and/or rental rates of the underlying collateral. The Company attempts to minimize this credit risk by limiting the individual dollar amount of these loans, as well as internal limits by product type and geographic distribution. As of December 31, 2003, 52% of this portfolio was comprised of loans with an individual balance of less than $5 million. Loan types other than commercial real estate mortgages are highly diversified, which the Company believes reduces credit risk. For this reason, the Company considers commercial real estate mortgage loans to be its largest credit concentration. These loans are primarily located in Alabama, Florida, Georgia and Texas, with a smaller concentration in other states.

     A summary of income-producing commercial real estate loans by type is as follows:

                                    (CHART)

     A summary of income-producing commercial real estate loans by state is as follows:

                                    (CHART)

     Residential real estate mortgage loans increased a net $557.9 million to $6,681.0 million or 18.8% of total loans at December 31, 2003. Residential real estate mortgage loans obtained in acquisitions during 2003 totaled $18.1 million. One-to-four family mortgage loans were allowed to run down as a result of refinancings of higher-yielding home mortgage loans occurring during 2003. The home equity line-of-credit portfolio accounted for any internal growth, increasing from $3,005.7 million at December 31, 2002 to $3,757.4 million at December 31, 2003 as a result of company focus and customers' demands in light of the lower rate environment.

     Loans to individuals, which mainly include automobile, credit line, and credit card loans, were $1,637.0 million or 4.6% of total loans at December 31, 2003, down $232.5 million from December 31, 2002. Consumers are opting to use home equity lines-of-credit as financing vehicles instead of these traditional loans to individuals. The Company has also continued to experience planned loan run-off in certain consumer lending areas. The Company has made a decision to no longer originate new indirect auto loans due to this portfolio's pricing profile. The Company has also decided to primarily originate manufactured housing loans only if they are secured by real estate to mitigate credit exposure. These trends are expected to continue. The indirect auto lending and manufactured housing portfolios were $17.1 million and $504.1 million, respectively, at December 31, 2003, compared to $35.7 million and $556.0 million, respectively, at December 31, 2002.

     Leases, which constituted 4% of total loans at December 31, 2003 and 2002, have slightly increased by $60.9 million to $1,440.0 million at December 31, 2003. Profitability of the auto lease portfolio is dependent on factors including residual values at the end the lease term and competitive pricing of auto leases from other financial institutions.

LOAN PORTFOLIO (TABLE 5)

     The following table presents loans by type and percent of total at the end of each of the last five years:

                                                                       DECEMBER 31
                            -------------------------------------------------------------------------------------------------
                                  2003                2002                2001                2000                1999
                            -----------------   -----------------   -----------------   -----------------   -----------------
                             AMOUNT       %      AMOUNT       %      AMOUNT       %      AMOUNT       %      AMOUNT       %
                            ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
                                                                  (DOLLARS IN MILLIONS)
Commercial, financial and
 agricultural.............  $13,080.1    36.9%  $12,592.7    36.5%  $12,324.6    36.6%  $11,674.3    36.8%  $10,861.8    33.9%
Real estate
 construction.............    5,347.0    15.1     5,215.4    15.1     4,388.0    13.0     4,162.6    13.1     4,342.9    13.6
Commercial real estate
 mortgage.................    7,326.3    20.6     7,303.4    21.2     7,136.4    21.2     6,572.9    20.7     6,029.2    18.9
Residential real estate
 mortgage.................    6,681.0    18.8     6,123.1    17.8     6,114.2    18.2     5,380.6    17.0     6,773.4    21.2
Loans to individuals......    1,637.0     4.6     1,869.5     5.4     2,190.9     6.5     2,329.8     7.4     2,566.8     8.0
Lease financing:
 Commercial leases........      680.5     1.9       681.0     2.0       659.9     1.9       641.2     2.0       403.4     1.3
 Auto leases..............      759.5     2.1       698.1     2.0       881.5     2.6       935.5     3.0       995.2     3.1
                            ---------   -----   ---------   -----   ---------   -----   ---------   -----   ---------   -----
                             35,511.4   100.0%   34,483.2   100.0%   33,695.5   100.0%   31,696.9   100.0%   31,972.7   100.0%
                                        =====               =====               =====               =====               =====
 Unearned income..........     (231.2)             (245.6)             (272.9)             (300.7)             (274.9)
                            ---------           ---------           ---------           ---------           ---------
Loans, net of unearned
 income...................   35,280.2            34,237.6            33,422.6            31,396.2            31,697.8
 Allowance for loan
   losses.................     (501.2)             (498.5)             (483.1)             (450.4)             (442.3)
                            ---------           ---------           ---------           ---------           ---------
   Net Loans..............  $34,779.0           $33,739.1           $32,939.5           $30,945.8           $31,255.5
                            =========           =========           =========           =========           =========

     A detail of loans by geographic distribution is as follows:

                                    (CHART)

LOAN MATURITIES AND SENSITIVITY (TABLE 6)

     As of December 31, 2003, contractual maturities of loans in the indicated classification and sensitivity to changes in interest rates on certain of these loans were as follows:

                                                   SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY
                                          --------------------------------------------------------------------
                                                      ONE YEAR             ONE TO               OVER
                                           TOTALS      OR LESS     %     FIVE YEARS    %     FIVE YEARS    %
                                          ---------   ---------   ----   ----------   ----   ----------   ----
                                                                 (DOLLARS IN MILLIONS)
Commercial, financial, and
  agricultural..........................  $13,080.1   $ 4,353.6   30.7%  $ 6,327.9    42.8%   $2,398.6    36.7%
Real estate construction................    5,347.0     2,955.3   20.9     2,224.7    15.0       167.0     2.6
Commercial real estate mortgage.........    7,326.3     1,968.8   13.9     4,286.9    29.0     1,070.6    16.4
Residential real estate mortgage........    6,681.0     4,112.6   29.0       449.3     3.0     2,119.1    32.4
Loans to individuals....................    1,637.0       539.7    3.8       405.5     2.7       691.8    10.6
Lease financing:
  Commercial leases.....................      680.5       119.6    0.8       473.2     3.2        87.7     1.3
  Auto leases...........................      759.5       120.8    0.9       638.7     4.3         0.0     0.0
                                          ---------   ---------   ----   ---------    ----    --------    ----
    Selected loans, net.................  $35,511.4   $14,170.4    100%  $14,806.2     100%   $6,534.8     100%
                                          =========   =========   ====   =========    ====    ========    ====
Loans with predetermined interest
  rates.................................  $ 8,494.1   $ 1,076.7    7.6%  $ 4,108.7    27.8%   $3,308.7    50.6%
Loans with floating interest............   27,017.3    13,093.7   92.4    10,697.5    72.2     3,226.1    49.4
                                          ---------   ---------   ----   ---------    ----    --------    ----
    Total...............................  $35,511.4   $14,170.4    100%  $14,806.2     100%   $6,534.8     100%
                                          =========   =========   ====   =========    ====    ========    ====

NON-PERFORMING ASSETS

     Non-performing assets at December 31, 2003 were $224.1 million or 0.63% of net loans plus other non-performing assets, representing a decrease of $13.1 million from the December 31, 2002 level of $237.2 million or 0.69% of net loans plus other performing assets. Non-performing assets at December 31, 2003 included $177.5 million in loans on non-accrual status, $44.8 million in other real estate owned, and $1.8 million of other repossessed assets. Loans 90 days past due and accruing were $62.9 million at December 31, 2003, compared to $72.6 million at December 31, 2002.

     The level of non-performing assets since December 31, 2002 has declined slightly. The minor change in the level of non-performing loans from $175.5 million at December 31, 2002 to $177.5 million at December 31, 2003 did not have a sizeable effect on the allowance level at December 31, 2003. The Company has historically maintained high credit underwriting standards and consistent credit disciplines, and does not see any trends that would result in any significant changes in ultimate losses.

     Had income on non-accrual loans been recorded under original terms, $8.0 million, $10.1 million, and $8.2 million of interest income would have been recorded in 2003, 2002, and 2001, respectively. The amount of interest income on those loans that was included in net income in 2003, 2002, and 2001 was immaterial.

     In addition to loans on non-accrual status, the Company has loans where known information about possible credit problems of borrowers causes Management to have doubts as to the ability of such borrowers to fully comply with their present loan repayment terms at December 31, 2003. These loans, although they are currently performing, could become non-performing and be placed on non-accrual status in the future. However, the magnitude of these loans is not such that any probable future losses are expected to have a material effect to the consolidated financial statements.

     See Note T to the Consolidated Financial Statements, included elsewhere in this report, for the amount of past due loans held for sale at December 31, 2003 and 2002.

NON-PERFORMING ASSETS (TABLE 7)

     The following table summarizes the Company's non-performing assets and accruing loans 90 days or more past due as of December 31 for the last five years:

                                                     2003     2002     2001     2000     1999
                                                    ------   ------   ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
Commercial, financial and agricultural............  $128.5   $115.0   $153.2   $124.9   $ 78.7
Real estate construction..........................     6.8     24.1     28.6      3.3      3.8
Commercial real estate mortgage...................    15.0      5.1      7.9      6.5     12.2
Residential real estate mortgage..................    17.2     21.1     16.5     17.8     14.7
Loans to individuals..............................    10.0     10.2     11.3      9.8      2.6
                                                    ------   ------   ------   ------   ------
          Total non-performing loans..............   177.5    175.5    217.5    162.3    112.0
Other real estate owned...........................    44.8     55.1     53.5     38.2     38.3
Other repossessed assets..........................     1.8      6.6     21.4      8.3     12.4
                                                    ------   ------   ------   ------   ------
          Total non-performing assets.............   224.1    237.2    292.4    208.8    162.7
Accruing loans 90 days or more past due...........    62.9     72.6     74.2     59.2     71.5
                                                    ------   ------   ------   ------   ------
          Total non-performing assets and accruing
            loans 90 days or more past due........  $287.0   $309.8   $366.6   $268.0   $234.2
                                                    ======   ======   ======   ======   ======
Period End:
  Non-performing loans to total loans.............    0.50%    0.51%    0.65%    0.52%    0.35%
  Non-performing assets to total loans plus other
     non-performing assets........................    0.63     0.69     0.87     0.66     0.51
  Non-performing assets and accruing loans 90 days
     or more past due to total loans plus other
     non-performing assets........................    0.81     0.90     1.09     0.85     0.74
  Allowance to non-performing loans...............  282.40   284.06   222.18   277.46   394.83

ALLOWANCE FOR LOAN LOSSES

     The lending process carries with it some level of credit risk, which is reflected in the Company's Consolidated Financial Statements as the allowance for loan losses. The Company maintains an allowance for loan losses at a level that Management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance at any period-end represents Management's best assessment of losses within a range of estimated losses. As with any estimate, actual results can potentially vary significantly from this assessment.

     The Company's first steps towards maintaining an adequate allowance for loan losses are sound credit policies and thorough credit reviews on the front end of every lending decision. The Company maintains an extensive written loan policy manual that guides the manner in which loans are underwritten, and it is disseminated to all lending personnel on a real-time basis via the Company's intranet. This delivery method of the loan policy and the credit approval process ensures consistent lending values are communicated across the Company. The lending officers and Management serve as the first line of identification of problem loans through continual monitoring of their respective portfolios and weekly credit status meetings. Additionally, the loan review function serves as an independent control mechanism to validate adherence to the loan policy and to detect any adverse trends in the loan portfolio as early as possible.

     There are other outside influences on Management's estimate of loan losses. The Company's subsidiary bank is regulated by the State Banking Department of the State of Alabama. The bank is a member bank of the Federal Reserve System, and as such, is also subject to the regulations of the Federal Reserve Board applicable to state member banks. Management may also consider recommendations from these regulators in ultimately concluding on the adequacy of the allowance for loan losses.

     The Company's allowance for loan losses is determined quarterly in accordance with SFAS 5, Accounting for Contingencies, and SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended. Loans are first separated by standardized internal risk ratings into two categories for assessment of their estimated allowance level needs; Watch list and Non-watch list. Watch list loans are comprised of non-performing loans and other loans that have an internal credit review or regulatory rating of less than "pass", plus "pass" rated loans that are sound and collectible, but contain certain risk characteristics that require review by Management. Within watch list loans are certain loans that are further evaluated for impairment under SFAS 114. These loans are generally large commercial credits that have outstanding balances exceeding $5 million and/or estimated loss percentages that exceed the historical loss percentages for the watch list portfolio (discussed below). Non-watch list loans represent loans that have not been specifically identified in the Company's problem loan rating process.

     The range of allowance allocated to specifically reviewed loans considers either estimates of future cash flows or fair values of collateral, depending on the anticipated source of repayment. Other indicators of the borrowers' ability to repay the loan are also considered. The range of allowance associated with Watch-list loans is calculated by applying loss factors determined through a combination of the prior year's loss experience and a weighted average of the last four years' loss experience, both of which are specific to Watch-list loans. The four years' loss experience is used to provide an adequate historical perspective. The range of allowance associated with Non-watch list loans is calculated by applying historical loss factors to outstanding Non-watch list loans within each loan portfolio type. The loss factors represent either the weighted average of the last four years' losses or, in some cases, the most recent year's loss experience if in Management's judgment that loss rate is more representative of current trends in a particular loan type.

     In addition to the calculations discussed above, other environmental factors are taken into account to arrive at the estimated range of allowance. The three specific factors currently considered are loan growth, industry concentrations, and loan underwriting policy exceptions. The Company's loan portfolio has historically experienced an annual growth rate in excess of our peers as a result of business combinations and internal growth. Loans acquired through the various business combinations may carry additional credit risk due to uncertainties associated with the underwriting process and deviations from the Company's credit underwriting standards at the acquired institutions. High levels of internally generated loan growth may result in additional risk due to sheer volume. Since loan growth has been slower recently due to economic conditions, the growth factors used in the allowance calculation were decreased during 2003, but did not have a material impact on the overall allowance amount. The Company is also subject to risk associated with certain industry concentrations. Commercial real estate mortgage loans represent the Company's largest concentration in terms of collateral type and although this segment of the portfolio has performed well in recent years, Management believes the associated risk within the commercial real estate portfolio warrants further consideration in the allowance calculation. Exceptions to the loan policy may be necessary to facilitate the lending process, such as less stringent collateral requirements, relaxed borrower guarantees, or reduced financial information requirements. While the Company strives to use prudent underwriting and credit management standards, mitigating factors specific to certain loans can lead to policy exceptions, and therefore Management considers the possible risk of policy exceptions in the overall allowance determination.

     The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model and resulting allowance level are adjusted accordingly as these factors change. The specifically identified loans are subject to change quarterly based on findings of each loan impairment analysis. The historical loss factors for both Watch list and Non-watch list loans are determined annually and provide a self-correcting feature to the methodology. The environmental factors are analyzed quarterly since they consider the dynamic nature of changes in the loan portfolio and may have a more immediate impact to the allowance. The Company's senior credit managers develop and review the methodology on a quarterly basis, and it is then submitted to the Executive Committee of Board of Directors for approval.

     The allowance allocated to specifically identified loans at December 31, 2003 and 2002 totaled $20.4 million and $25.0 million, respectively, resulting in an immaterial decrease between periods due to a decrease in the number of specifically identified loans. The allowance allocated to Watch-list loans at December 31, 2003 and 2002 totaled $83.2 million and $75.8 million, respectively. The $7.4 million increase in the Watch list allocation was a result of additional allotments for the large corporate and commercial, financial and agricultural categories due to loan growth during 2003, slightly offset by a decreased allotment for the commercial real estate mortgage category due to improvement in that portfolio's performance. The allowance allocated to Non-watch list loans at December 31, 2003 and 2002 totaled $397.6 and $397.7 million, respectively, and there were no significant changes in allotments for any loan category.

     Based on the methodology outlined above, the total allowance for loan losses was $501.2 million at December 31, 2003 and $498.5 million at December 31, 2002. As a percentage of outstanding loans, the allowance for loan losses was 1.42% at December 31, 2003, a decrease from the December 31, 2002 level of 1.46%. Net charge-offs during 2003 totaled $123.4 million, a modest increase of $9.9 million from the 2002 level of $113.5 million. Net charge-offs to net average loans increased only slightly between 2003 and 2002 to 0.36% from 0.34%, respectively. Non-performing loans totaled $177.5 at December 31, 2003, an insignificant increase from the December 31, 2002 level of $175.5 million, and therefore did not have a sizeable effect on the allowance level at December 31, 2003. While economic growth was slow during the first half of 2003, these conditions did not have a significant impact on the level of the allowance due to several factors: focused and early identification of problem credits, thorough work-out strategies, the fact that 94% of the loan portfolio is secured, and no concentrations existed in industries that experienced poor performance during 2003. While economic weakness, rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of non-performing assets and charge-offs, Management believes that the levels of non-performing assets and the charge-off ratio will remain stable under the current expectations for 2004. The allowance as a percentage of loans is therefore expected to remain stable or continue to decrease slightly in 2004.

ALLOWANCE FOR LOAN LOSSES (TABLE 8)

     The following table summarizes information concerning the allowance for loan losses:

                                                                   YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------
                                                    2003        2002        2001        2000        1999
                                                  ---------   ---------   ---------   ---------   ---------
                                                                        (IN MILLIONS)
Loans outstanding at year end, net of unearned
  income........................................  $35,280.2   $34,237.6   $33,422.6   $31,396.2   $31,697.8
                                                  =========   =========   =========   =========   =========
Average loans outstanding, net of unearned
  income........................................  $34,524.4   $33,386.3   $32,250.7   $32,022.6   $29,307.9
                                                  =========   =========   =========   =========   =========
                                                                       (IN THOUSANDS)
Balance beginning of year.......................  $ 498,501   $ 483,124   $ 450,348   $ 442,343   $ 377,525
Loans charged-off:
  Commercial, financial and agricultural........     69,873      59,186      65,392      48,387      46,486
  Real estate construction......................        144          54          15          34         421
  Commercial real estate mortgage...............      3,516       3,809       2,168         191         270
  Residential real estate mortgage..............     10,460       8,741       8,799       6,632       3,393
  Loans to individuals..........................     50,692      51,086      47,082      48,274      49,406
  Lease financing:
     Commercial leases..........................      3,188       1,928         980         694          --
     Auto leases................................      2,544       2,816       1,322       1,491       1,126
                                                  ---------   ---------   ---------   ---------   ---------
          Total charge-offs.....................    140,417     127,620     125,758     105,703     101,102
                                                  ---------   ---------   ---------   ---------   ---------
Recoveries of loans previously charged-off:
  Commercial, financial and agricultural........      7,959       5,614       5,089       3,176       5,099
  Real estate construction......................          6           5          21          --          --
  Commercial real estate mortgage...............        107         264          18          21          12
  Residential real estate mortgage..............      1,195       1,109       1,406       1,372         376
  Loans to individuals..........................      7,520       6,993       7,440       7,869       9,126
  Lease financing:
     Commercial leases..........................         73          --          80           5          25
     Auto leases................................        174         117          96          97         115
                                                  ---------   ---------   ---------   ---------   ---------
          Total recoveries......................     17,034      14,102      14,150      12,540      14,753
                                                  ---------   ---------   ---------   ---------   ---------
Net loans charged-off...........................    123,383     113,518     111,608      93,163      86,349
Additions to allowance charged to expense.......    124,550     126,732     118,293      92,827     141,249
Subsidiaries' allowance at date of purchase.....      1,540       2,163      26,091       8,341       9,918
                                                  ---------   ---------   ---------   ---------   ---------
Balance end of year.............................  $ 501,208   $ 498,501   $ 483,124   $ 450,348   $ 442,343
                                                  =========   =========   =========   =========   =========
Allowance for loan losses, end of year:(1)
  Commercial, financial and agricultural........  $ 219,723   $ 212,031   $ 219,873   $ 214,706   $ 183,340
  Real estate construction......................     62,849      57,975      55,579      50,784      59,151
  Commercial real estate mortgage...............     80,336     102,288      95,990      79,181      91,278
  Residential real estate mortgage..............     50,834      43,598      36,870      29,333      28,809
  Loans to individuals..........................     75,140      67,729      59,497      60,371      67,745
  Lease financing:
     Commercial leases..........................      7,395       8,131       8,078       8,291       4,561
     Auto leases................................      4,931       6,749       7,237       7,682       7,459
                                                  ---------   ---------   ---------   ---------   ---------
       Balance end of year......................  $ 501,208   $ 498,501   $ 483,124   $ 450,348   $ 442,343
                                                  =========   =========   =========   =========   =========
Ratios:
  Allowance to net loans outstanding............       1.42%       1.46%       1.45%       1.43%       1.40%
  Net loans charged-off to net average loans....       0.36        0.34        0.35        0.29        0.29
  Provision for loan losses to net
     charge-offs................................     100.95      111.64      105.99       99.64      163.58
  Provision for loan losses to net average
     loans......................................       0.36        0.38        0.37        0.29        0.48
  Allowance to non-performing loans.............     282.40      284.06      222.18      277.46      394.83

---------------

Notes:
(1) See Table 5 for disclosure of percent of loans in each category to total loans.

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

     At December 31, 2003, total securities were $11,657.6 million, consisting of available-for-sale securities of $11,425.9 million and securities classified as held-to-maturity of $231.7 million. Available-for-sale securities increased 7% from the year-end 2002 levels. During 2003, the Company experienced a high level of prepayments on mortgage-backed securities as a result of historically low mortgage interest rates. Funds from these prepayments are being reinvested primarily in 15-year mortgage-backed securities. Mortgage-backed securities were $8,916.4 million and $6,779.7 million at December 31, 2003 and 2002 respectively. Collateralized mortgage obligations are not significant to the securities portfolio and were only $2.1 million and $4.1 million at December 31, 2003 and 2002, respectively.

     For available-for-sale securities, the portfolio's fair value exceeded the amortized cost by $171.9 million, resulting in an after-tax credit to stockholders' equity of $108.2 million at December 31, 2003. This unrealized gain compares to a net of tax unrealized gain of $299.4 million at December 31, 2002. At December 31, 2003, the unrealized gain on held-to-maturity securities was $27.2 million, compared to an unrealized gain of $31.8 million at December 31, 2002.

     Equity securities classified as available-for-sale with no readily determinable fair values, such as Federal Reserve Board ("FRB"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Bank ("FHLB") stock, are stated at cost and are referred to as "restricted" equity securities.

     At December 31, 2003, the gross unrealized gains for the entire securities portfolio were $229.8 million and gross unrealized losses were $30.7 million, compared to gross unrealized gains of $471.3 million in 2002 and gross unrealized losses of $0.6 million in 2002. During 2003, proceeds from sales of available-for-sale securities were $2,466.9 million and resulted in gross gains of $30.1 million and gross losses of $30.1 million. During 2002, proceeds from sales of available-for-sale securities were $1,140.3 million and resulted in gross gains of $12.6 million and gross losses of $8.6 million. Gross unrealized gains and losses in the securities portfolio are not expected to have a material impact on future income, liquidity or capital resource trends.

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES (TABLE 9)

     The following table provides an analysis of amortized cost and fair value of available-for-sale securities and held-to-maturity securities as well as their contractual maturities and year-end yields at December 31, 2003:

                                     AVAILABLE-FOR-SALE SECURITIES      HELD-TO-MATURITY SECURITIES
                                    --------------------------------   -----------------------------
                                    AMORTIZED     FAIR      YEAR-END   AMORTIZED    FAIR    YEAR-END
                                      COST        VALUE      YIELD       COST      VALUE     YIELD
                                    ---------   ---------   --------   ---------   ------   --------
                                                         (DOLLARS IN MILLIONS)
U.S. Treasury:
  Within one year.................  $     1.0   $     1.0     6.15%     $  0.5     $  0.5     6.09%
  One to five years...............       31.3        32.4     4.03          --         --       --
  Five to ten years...............       16.7        17.0     4.58          --         --       --
  More than ten years.............         --          --       --          --         --       --
                                    ---------   ---------     ----      ------     ------    -----
     Totals.......................       49.0        50.4     4.26         0.5        0.5     6.09
                                    ---------   ---------     ----      ------     ------    -----
U.S. Government Agencies:
  Within one year.................       60.3        60.6     6.14         1.0        1.0     6.06
  One to five years...............      280.0       280.2     2.87         1.5        1.6     5.17
  Five to ten years...............    1,276.5     1,293.1     5.73          --         --       --
  More than ten years.............         --          --       --          --         --       --
                                    ---------   ---------     ----      ------     ------    -----
     Totals.......................    1,616.8     1,633.9     5.26         2.5        2.6     5.61
                                    ---------   ---------     ----      ------     ------    -----
States and Political Subdivisions:
  Within one year.................        4.0         4.1     8.28         1.2        1.2     8.65
  One to five years...............       34.0        35.6     7.69        16.1       17.6    10.63
  Five to ten years...............      253.8       273.2     7.19        10.9       12.9     9.79
  More than ten years.............       46.5        49.8     6.57         4.5        4.5     6.70
                                    ---------   ---------     ----      ------     ------    -----
     Totals.......................      338.3       362.7     7.16        32.7       36.2     9.74
                                    ---------   ---------     ----      ------     ------    -----
Other Debt Securities:
  Within one year.................      181.9       181.9     1.31         1.1        1.1     2.89
  One to five years...............        8.3         8.5     5.20        57.1       64.1     7.46
  Five to ten years...............        8.9         8.9     1.09        38.9       46.1     7.74
  More than ten years.............        2.4         2.4     0.11        23.2       27.8     7.28
                                    ---------   ---------     ----      ------     ------    -----
     Totals.......................      201.5       201.7     0.68       120.3      139.1     7.49
                                    ---------   ---------     ----      ------     ------    -----
Total Debt Securities:
  Within one year.................      247.2       247.6     2.63         3.8        3.8     5.99
  One to five years...............      353.6       356.7     3.51        74.7       83.3     8.10
  Five to ten years...............    1,555.9     1,592.2     5.94        49.8       59.0     8.19
  More than ten years.............       48.9        52.2     6.27        27.7       32.3     7.19
                                    ---------   ---------     ----      ------     ------    -----
     Totals.......................    2,205.6     2,248.7     5.13       156.0      178.4     7.93
                                    ---------   ---------     ----      ------     ------    -----
Mortgage-backed Securities and
  Collateralized Mortgage
  Obligations.....................    8,723.2     8,842.8     5.15        75.7       80.5     6.87
Equity Securities.................       44.0        53.2       --          --         --       --
Restricted Equity Securities......      281.2       281.2       --          --         --       --
                                    ---------   ---------     ----      ------     ------    -----
     Total securities.............  $11,254.0   $11,425.9     5.15%     $231.7     $258.9     7.58%
                                    =========   =========     ====      ======     ======    =====

---------------

Notes:

(1) Yields on tax-exempt obligations have been computed on a fully taxable equivalent basis.
(2) Scheduled maturities of mortgage-backed securities and collateralized mortgage obligations have been excluded since their actual maturity may differ due to the uncertain repayment rates of the underlying mortgage assets and other elements within the securities that have an effect on their ultimate maturity. As of December 31, 2003, in the present interest rate environment, the anticipated average duration of mortgage-backed securities and collateralized mortgage obligations was approximately 4.3 years. With a +100 basis point interest rate shock, the anticipated average duration of these securities increases to approximately 5.5 years, while a -100 basis point interest rate shock decreases the anticipated average duration of these securities to approximately 2.1 years.

SHORT-TERM INVESTMENTS

     At December 31, 2003, total short-term investments were $825.3 million, a decrease of $376.3 million from the $1,201.6 million level at year-end 2002. At year-end 2003, short-term investments included $219.2 million in federal funds sold, $6.3 million in interest-bearing deposits with other banks, trading securities of $67.1 million, and loans held for sale of $532.7 million. Securities held for trading purposes are primarily inventory at the Company's brokerage subsidiary and are carried at fair value. Loans held for sale primarily include 1-4 family mortgage loans in the process of being securitized and sold to third-party investors. The majority of the decrease in short-term investments relates to loans held for sale, which have decreased in correlation to the slower growth in residential mortgage loan production as of the end of 2003.

     The Company regularly participates in loan sales in the secondary market, which facilitate the management of its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $6,871.0 million during the year ended December 31, 2003. These sales move in tandem with production of new 1-4 family loans, which has been at a high level during 2003 due to low mortgage rates. In the latter part of 2003 with the rise in mortgage rates, loan sales declined and are expected to continue in 2004.

     The Company's Treasury Management Committee and Asset/Liability Management Committee monitors current and future expected economic conditions, as well as the Company's liquidity position, in determining desired balances of short-term investments and alternative uses of such funds.

FUNDING

     Total deposits and borrowed funds at December 31, 2003 were $46.7 billion, up 4% from the 2002 level of $44.9 billion. The Company's overall funding level is governed by current and expected asset growth, liquidity, and capital needs. The Company's funding sources can be divided into four broad categories: deposits, short-term borrowings, Federal Home Loan Bank ("FHLB") advances and long-term debt. The mixture of these funding types depends upon the Company's maturity and liquidity needs, the current rate environment, and the availability of such funds.

     The Company monitors certain ratios and liability concentrations to ensure funding levels are maintained within established policies. These policies include a maximum short-term liability to total asset ratio of 40% and a limit on funding concentrations from any source, excluding deposits, as a percent of total assets of 20%. Various maturity limits have also been established.

DEPOSITS

     Deposits are the Company's primary source of funding. At December 31, 2003, total deposits were $34.7 billion, an increase of 5% from the 2002 level of $32.9 billion. During 2003, the Company acquired deposits of another financial institution totaling approximately $103.8 million. Core deposits, which are defined as demand deposits, time deposits less than $100,000, and other long-term customers' deposits, increased 3% during 2003 when compared to 2002. The Company continues to place significant importance on increasing core deposits, including emphasizing growth of commercial deposits by incorporating deposit growth targets in many commercial and branch officer incentive plans and cross-selling among commercial and consumer customers. Time deposits of $100,000 and over increased 14% to $7.5 billion at December 31, 2003 because they were used as an alternate source of funds based on pricing compared to FHLB advances. Non-interest-bearing deposits increased 16% to $5.4 billion at December 31, 2003. Non-interest-bearing deposits accounted for 15% of total deposits at December 31, 2003 and 14% in 2002.

DEPOSITS (TABLE 10)

     The average daily balance of deposits and rates paid on such deposits are summarized for the last three years in the following table:

                                                 YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------
                                        2003               2002               2001
                                  ----------------   ----------------   ----------------
                                   AMOUNT     RATE    AMOUNT     RATE    AMOUNT     RATE
                                  ---------   ----   ---------   ----   ---------   ----
                                                  (DOLLARS IN MILLIONS)
Demand deposits:
  Non-interest-bearing..........  $ 4,766.4     --   $ 4,208.9     --   $ 3,732.3     --
  Interest-bearing..............    4,573.8   0.73%    4,086.3   0.98%    3,407.5   1.86%
Savings deposits................    2,341.2   0.67     2,333.5   1.20     2,078.0   2.37
Time deposits...................   22,179.6   1.78    20,810.5   2.54    20,560.5   4.69
                                  ---------          ---------          ---------
     Totals.....................  $33,861.0          $31,439.2          $29,778.3
                                  =========          =========          =========

     Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 2003, are summarized as follows:

                                                            TIME        OTHER
                                                        CERTIFICATES     TIME
                                                         OF DEPOSIT    DEPOSITS    TOTAL
                                                        ------------   --------   --------
                                                                  (IN MILLIONS)
Within three months...................................    $2,501.5     $2,266.2   $4,767.7
After three through six months........................     1,920.1           --    1,920.1
After six through twelve months.......................       384.6           --      384.6
After twelve months...................................       266.8        128.7      395.5
                                                          --------     --------   --------
  Totals..............................................    $5,073.0     $2,394.9   $7,467.9
                                                          ========     ========   ========

SHORT-TERM BORROWINGS

     Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and miscellaneous other short-term borrowings. Short-term borrowings are an important funding source to the Company. Access to alternative short-term funding sources allows the Company to meet its liquidity needs without relying solely on increasing deposits on a short-term basis, which could have the effect of increasing deposit rates on a substantial portion of the deposit base in order to obtain an incremental level of funding. Total short-term borrowings increased 12%, to $5.9 billion at December 31, 2003 from $5.3 billion at December 31, 2002. At year-end 2003, total short-term borrowings were 13% of total funding compared to 12% at December 31, 2002.

SHORT-TERM BORROWINGS (TABLE 11)

     The following table presents information concerning short-term borrowings at December 31, 2003, 2002, and 2001. Such short-term borrowings are issued on normal banking terms.

                                                           2003       2002       2001
                                                         --------   --------   --------
                                                             (DOLLARS IN MILLIONS)
Federal funds purchased:
  Balance at year end..................................  $4,094.5   $2,779.3   $3,416.4
  Average outstanding balance..........................   2,963.7    3,314.8    4,086.3
  Maximum month-end balance............................   4,449.5    4,848.7    4,897.3
  Daily weighted-average rate during year..............      1.15%      1.81%      4.03%
  Weighted-average rate at year end....................      1.01       1.33       2.08
Securities sold under agreements to repurchase:
  Balance at year end..................................  $1,682.9   $1,977.0   $2,395.4
  Average outstanding balance..........................   1,993.5    2,326.0    2,578.1
  Maximum month-end balance............................   2,096.1    2,444.8    2,863.1
  Daily weighted-average rate during year..............      0.87%      1.46%      3.59%
  Weighted-average rate at year end....................      0.69       1.01       1.62
Other short-term borrowings:
  Balance at year end..................................  $   97.5   $  509.7   $  113.5
  Average outstanding balance..........................     235.5      207.4      389.9
  Maximum month-end balance............................     473.5      552.1    1,071.9
  Daily weighted-average rate during year..............      1.89%      2.19%      5.19%
  Weighted-average rate at year end....................      2.68       1.87       2.56
Total short-term borrowings:
  Balance at year end..................................  $5,874.9   $5,266.0   $5,925.3
  Average outstanding balance..........................   5,192.7    5,848.2    7,054.3
  Maximum month-end balance............................   6,819.3    6,997.2    8,021.8
  Daily weighted-average rate during year..............      1.08%      1.69%      3.93%
  Weighted-average rate at year end....................      0.90       1.25       1.92

FHLB ADVANCES AND LONG-TERM DEBT

     The Company uses FHLB advances as an alternative to other funding sources with similar maturities. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability management strategy. FHLB advances totaled $3.6 billion at December 31, 2003, down $0.9 billion from last year's level of $4.5 billion. Approximately 32% of the year-end balance had floating interest rates, while 68% had fixed interest rates. Also, $2.6 billion of FHLB advances outstanding at December 31, 2003 had fixed interest rates and were callable at the discretion of the FHLB. Note K to the Consolidated Financial Statements, included elsewhere in this report, includes additional information relating to outstanding balances, scheduled maturities, and rates of FHLB advances.

     Long-term debt is used to provide funds to finance long-term assets and is an integral element of the Company's supplemental regulatory capital. Long-term debt consists primarily of subordinated notes and bank notes. Long-term debt at December 31, 2003 totaled $2.5 billion compared to $2.2 billion at December 31, 2002, an increase of $0.3 billion. During 2003, SouthTrust Bank issued $150 million in Subordinated Notes, $450 million in variable rate Bank Notes and $100 million in fixed rate Bank Notes. The proceeds from these issuances were used for general operating purposes. For SouthTrust Corporation, $100 million of 7% Debentures matured and $50 million in Subordinated Notes were put by the holders during 2003. Also during 2003, $200 million in variable rate Bank Notes matured on SouthTrust Bank. Note L to the Consolidated

Financial Statements, included elsewhere in this report, provides details of long-term debt issues, scheduled maturities, and other terms of the debt agreements.

     For the year ended December 31, 2003, the Company's average long-term debt to equity ratio was 55% compared to 43% at December 31, 2002. Scheduled maturities of long-term debt are not expected to have a significant impact on the Company's liquidity. There are no plans at present to repay any significant amounts of outstanding indebtedness prior to the scheduled maturity.

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

     The Consolidated Statements of Cash Flows, included elsewhere in this report, provide an analysis of cash from operating, investing, and financing activities for each of the three years in the period ended December 31, 2003. Cash flows from operations are a significant part of liquidity management, contributing significant levels of funds in 2003 and 2002 due to higher levels of net income in both years, combined with increased proceeds from sales of loans held for sale particularly in 2003 as result of the lower rate environment. This situation created a large supply of residential mortgage loans as many borrowers refinanced and home sales in the region remained strong. Operating activities did not provide as many funds in 2001 primarily because of decreased secondary market loan activity. Cash flows from investing activities reflect a net use of funds each year, mainly due to loan production outweighing loan repayments. The other major factor in resources of cash related to investing activities is securities transactions. In both 2003 and 2001, security activity resulted in a net use of funds, while in 2002 proceeds from the sale of securities were greater than sales and maturities of securities. Cash flows from financing activities were a provider of funds in 2003, 2002, and 2001 due to deposit growth and borrowing activities outpacing repayment of these funds.

     The Company has $11.4 billion in securities designated as available-for-sale, approximating 24% of interest-earning assets. Though Management has no present plans to dispose of available-for-sale securities, such securities do represent saleable assets available to meet liquidity needs at any time. Table 9, included elsewhere in this report, shows the contractual maturity distribution of the Company's securities portfolio by major category. Note D to the Consolidated Financial Statements, included elsewhere in this report, includes an analysis of the amortized cost and fair value of the securities portfolio by contractual maturity, an analysis of gross unrealized gains and gross unrealized losses in the securities portfolio at December 31, 2003 by major category, and an analysis of individual securities that have been in continuous unrealized loss positions for certain periods of time as of December 31, 2003 by major category.

     Although the Company has not been very active in the securitization markets, the ability to securitize certain assets provides an alternative avenue of liquidity. This avenue, however, is susceptible to rate environment shifts and volume constraints. Note T to the Consolidated Financial Statements, included elsewhere in this report, includes an analysis of securitized loans for the last two years.

     Table 6, included elsewhere in this report, shows scheduled loan maturities as of December 31, 2003. Approximately 40% of total loans mature within one year. Of the $21.3 billion maturing after one year, $13.9 billion or 65% had adjustable interest rates. Repayments of loans and scheduled loan maturities represent a substantial source of liquidity.

     Core deposits, defined as demand deposits, time deposits less than $100,000, and other long-term customers' deposits, constitute the Company's primary source of stable funding. The growth in core deposits, $886.4 million in 2003, provides additional liquidity. Table 10, included elsewhere in this report, details average balances of deposits by type, the weighted-average rate paid by type, and a maturity distribution of deposits of $100,000 or more. Total deposit growth is key to maintaining a strong liquidity position. One measure of deposit strength is the ratio of loans to core deposits, which was 129% during 2003, comparable to the 2002 level of 130%.

     Short-term funds secured from external sources include federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Average short-term borrowings during 2003 were $5.2 billion and average short-term investments were $1.1 billion, resulting in an average short-term borrowing position of $4.1 billion in 2003. The Company also has an extensive capacity to borrow funds from the FHLB. At December 31, 2003, a $5.0 billion line of credit was available at the FHLB, but there are no outstanding borrowings at this time.

     Having quality credit ratings on debt issuances is essential to maintaining liquidity because it affects the Company's ability to attract funds from various sources on a cost competitive basis. The credit ratings are as follows for SouthTrust Corporation ("STC") and SouthTrust Bank ("STB"):

                                                         SUBORDINATED
                                           SENIOR DEBT       DEBT
                                           -----------   -------------   STB SHORT TERM
                                           STC    STB     STC     STB      BANK NOTES
                                           ---   -----   -----   -----   --------------
Moody's..................................  A2     A1      A3      A2      Prime -1
Standard & Poor's........................  A-    A/A-1    A-      A-         N/A
Fitch....................................  A      N/A    N/A     N/A         N/A

     Note L, included in the Consolidated Financial Statements included elsewhere in this report, details scheduled long-term debt maturities as of December 31, 2003. Approximately 44% of total long-term debt matures within one year, which can impact the liquidity position. However, the Company has access to market sources of funds to replace these maturities should the need arise. At December 31, 2003, $3.4 billion of senior and subordinated bank notes of SouthTrust Bank remained available for issuance under a shelf registration statement. At December 31, 2003, $1 billion of either debt securities, preferred stock, or common stock of the Company remained available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

     The primary source of funds available to SouthTrust Corporation, the parent company, is payment of dividends from its subsidiary bank. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. At December 31, 2003, $244.7 million of the net assets of the Company's subsidiaries, primarily SouthTrust Bank, was available for payment as dividends without prior regulatory approval. Substantially all other net assets were restricted as to payments to the parent company. Dividends available in 2004 will include the $244.7 mentioned above, plus the undistributed earnings during 2004.

     The Company's current authorized common stock repurchase program (discussed later in the "Capital" section) will require the use of parent company cash. The Company expects to obtain this cash in part through special dividends from its subsidiary bank. These dividends will be in excess of the normal dividends paid by the subsidiary bank to the Company and will reduce the overall dividend capacity as described above. The current repurchase program was authorized for up to $300 million of the Company's common stock, whereas the previous repurchase program in effect during 2003 was authorized for up to $500 million of the Company's common stock.

     No other trends in the sources or uses of cash by the Company are expected to have a significant impact on the Company's liquidity position. The Company has no off-balance sheet arrangements that are expected to materially affect liquidity. The Company believes that the level of liquidity is sufficient to meet current and future liquidity requirements.

CONTRACTUAL OBLIGATIONS (TABLE 12)

     The following table illustrates the Company's contractual obligations as of December 31, 2003:

                                                             PAYMENTS DUE BY PERIOD
                                          -------------------------------------------------------------
                                                      LESS THAN
                                            TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
                                          ---------   ---------   ---------   ---------   -------------
                                                                  (IN MILLIONS)
Long-term debt obligations..............  $ 2,506.0   $ 1,105.7   $  451.2     $326.5       $  622.6
Capital lease obligations...............        0.9          --        0.1         --            0.8
Operating lease obligations.............      158.9        36.1       52.2       27.8           42.8
Other long-term obligations:
  FHLB advances.........................    3,580.8       400.0      950.0      200.2        2,030.6
  Time deposits.........................   34,746.6    31,701.6    2,633.7      268.6          142.7
                                          ---------   ---------   --------     ------       --------
          Total.........................  $40,993.2   $33,243.4   $4,087.2     $823.1       $2,839.5
                                          =========   =========   ========     ======       ========

OFF-BALANCE SHEET ARRANGEMENTS

     In the normal course of business, the Company engages in a variety of financial transactions that, under generally accepted accounting principles either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. These financial transactions can be broken-down into two main categories: customer transactions and corporate transactions. Customer transactions involve financial instruments that are initiated by our customers in order to meet their financing needs or risk management objectives. These financial instruments primarily include commitments to extend credit to borrowers whose loans will be maintained for the Company's portfolio and standby letters of credit. These instruments carry the possibility that the customer will fail to perform under the terms of the contract. Commitments to extend credit and standby letters of credit also involve an element of liquidity risk as a result of the uncertainty around the timing and ultimate amount of funding under these financial instruments. Corporate transactions involve asset securitizations, whereby primarily 1-4 family mortgage loans may be securitized from time to time. The Company's past securitizations have been transactions where the Company has received 100% of the securities backed by the 1-4 family mortgage loans, but this may not be the case in future securitizations.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses that may require payment of a fee by the customer. Collateral, if deemed necessary, is based on Management's credit evaluation of the customer and may include business assets of commercial borrowers as well as personal property and real estate of individual borrowers and guarantors. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. The Company's exposure to credit risk in the event of nonperformance by the customer is the contract amount. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates and the Company's exposure is limited to the replacement value of those commitments. The Company's subsidiary bank had outstanding commitments to extend credit of approximately $14,464.1 million at December 31, 2003 and $12,866.0 million at December 31, 2002. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public or private borrowing arrangements and international or domestic trade. The majority of letters of credit issued have expiration dates within one year. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. The Company's subsidiary bank had standby letters of credit outstanding of approximately $1,413.2 million at December 31, 2003 and $1,384.3 million at December 31, 2002. The Company has recorded a liability for the estimated fair value of these standby letters of credit of approximately $2.5 million at December 31, 2003 and $1.9 million at December 31, 2002, based on the fees charged for these arrangements.

     Asset securitizations that the Company has completed to date involved 1-4 family mortgage loans that were originated through normal loan production channels. The Company received 100% of the securities backed by the mortgage loans, which are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), and did not account for the securitizations as sales transactions. The mortgage-backed securities were classified as available-for-sale on the Company's Consolidated Balance Sheets and therefore are carried at fair value based on quoted market prices. The Company continues to service the related mortgage loans. The Company provided first-loss guarantees in some of these securitizations, which provide for the Company to reimburse FHLMC or FNMA a certain percentage of credit losses. The maximum potential future payments the Company could be required to make under these guarantees at December 31, 2003 was $69.5 million, which is not recorded as a liability since the securitizations were not accounted for as sales transactions. The Company has pledged $44.7 million in available-for-sale securities to support these guarantees as of December 31, 2003. The Company does not enter into securitization transactions involving special-purpose entities at this time.

ASSET AND LIABILITY RISK MANAGEMENT

     Market risk is the risk of loss due to adverse changes in financial instrument values or earnings fluctuation resulting from changes in market values. This can include changes in interest rates, foreign exchange rates, commodity prices and equity price risk. The Company's primary market risk is exposure to interest rate changes, which is discussed below.

     Interest rate risk management is administered through the Company's Treasury Management group, which operates under policies established by the Treasury Management Committee. This committee, which meets monthly, reviews interest rate risk, liquidity, capital positions, derivative positions, and off-balance sheet commitments to extend credit to be held in the portfolio. Interim oversight of the treasury management function is administered by the Treasury Management manager through regular meetings with the Company's principal financial officer and other executive management. All decisions are made within established risk management guidelines and strategies.

     There are four types of interest rate risks that affect the Company. Repricing or mismatch risk occurs when assets and liabilities reprice or mature at different times. For example, when assets are repricing faster than liabilities (i.e., the balance sheet is "asset sensitive"), then a decrease in interest rates will cause earnings to initially decrease. Basis risk occurs when assets or liabilities reprice on different interest rate indexes (e.g., mortgage loans reprice based on the treasury yield while borrowings reprice based on LIBOR). Yield curve risk occurs when short and long-term interest rates change by different amounts (e.g., the short end of the yield curve is flat, while the long end fluctuates, impacting short or long-term assets or liabilities differently). Option risk occurs when assets can prepay prior to maturity (e.g., mortgage-backed securities), causing the Company to have available funds to be invested at less favorable interest rates.

     The Company manages interest rate risks by analyzing changes in net interest income from a variety of simulated scenarios each month that incorporate the above-described risks. Specific risks are often isolated from other balance sheet changes to estimate the amount of risk by type. In addition to simulation, an Economic Value of Equity ("EVE") analysis is prepared monthly, which is a good estimate of long-term risk and includes all of the risks described above. Management is provided a monthly explanation of the incremental changes to market risks, which provide information to determine if adverse changes have occurred. If so, then decisions can be made to alter adverse trends and manage exposures. The policy limit for the amount of net interest income at risk for a twelve-month period is 7% for an interest rate shock of plus or minus 100 basis points.

     Interest rate risk management strategies are designed to optimize net interest income while minimizing fluctuations caused by changes in the interest rate environment. It is through these strategies that the

Company seeks to manage the maturity and repricing characteristics of its balance sheet, including financial instruments such as investment securities, loans, deposits, FHLB advances and long-term debt. Important elements of these techniques include the mix of floating versus fixed-rate assets and liabilities, the scheduled repricing and maturing volumes and rates of the existing balance sheet, the slope of the yield curve and prepayment assumptions.

     Derivative financial instruments are used as part of the Company's interest rate risk management strategies to manage basis and repricing risk. The Company enters into interest rate swap agreements to modify the interest rates paid on certain balance sheet items such as loans, certificates of deposit and long-term debt. The Company's mortgage banking subsidiary enters into forward sales commitments that are commitments for future sales of closed mortgage loans to third parties at a specified price. Also, the Company's mortgage banking subsidiary enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. To offset changes in the interest rate lock commitments, the Company's mortgage banking subsidiary enters into forward sales commitments against some of its interest rate lock commitments.

     The following table illustrates the expected effect a given parallel interest rate shift would have on the projected net interest income of the Company as of December 31, 2003 and 2002. These projections are based on a flat rate scenario. Actual interest rate adjustments made by the Federal Reserve do not result in parallel shifts in interest rates because of factors relating to the sloping yield curve. Actual financial results may differ from simulated results because of many factors including but not limited to the timing, magnitude and frequency in changes in interest rates, market conditions, and management strategies.

                                                              INCREASE (DECREASE) IN
                                                               NET INTEREST INCOME
                                                              ----------------------
CHANGE IN INTEREST RATES                                          $             %
------------------------                                      ----------     -------
                                                              (DOLLARS IN THOUSANDS)
2003
  + 100 basis points........................................   $ 32,545        1.89%
  + 50 basis points.........................................     15,005        0.87
  - 50 basis points.........................................    (25,725)      (1.49)
2002
  + 100 basis points........................................   $ 56,735        3.36%
  - 100 basis points........................................    (28,229)      (1.67)

     The change in the Company's interest rate sensitivity during 2003 can be attributed to several factors. First, the proportion of variable-rate loans to total loans is higher as of December 31, 2003 at 76% when compared to December 31, 2002 at 72%. As of December 31, 2003, 51% of variable-rate loans were based on LIBOR, 44% were based on Prime, and 5% were based on other indexes. Also, a 3% growth in core deposits during 2003 helped lessen the Company's reliance on wholesale funding sources. In addition, prepayment volumes from interest-earning assets were higher in 2003 than 2002, which changed asset durations. All of these items increased the asset sensitivity of the balance sheet. However, it is expected that some asset sensitivity will be reduced if rates continue to rise, because prepayment volumes will decline and core deposit growth would be expected to moderate. While the Company is asset sensitive, growth in margin income will come from volume rather than an increase in interest rates. Changing economic conditions affect interest rate risk and the amount of volatility in the balance sheet, making volatility difficult to project.

     At present, slight continued margin compression is expected in down rate scenarios because interest-earning asset prepayment volumes cause a loss of spread. Reductions in liability rates cannot offset the spread loss from prepayments of fixed-rate assets because current reinvestment yields are much lower than the original asset yields and liability rates cannot decline by the amount of the lost asset spread. Conversely, the net interest margin would be expected to expand in rising interest rate environment scenarios, because interest-earning assets would reprice at a faster pace than interest-bearing liabilities and prepayments of interest-earning assets would decline.

     The Company's trading portfolio consists primarily of derivatives used for accommodating customers in their management of interest rate risks. The Company enters into various contracts to provide derivative products to customers and enters into offsetting positions with third parties. Since the Company offsets its customer positions with mirror positions through third parties, these activities do not pose significant market risk and therefore separate disclosure is not presented.

     The following table is an analysis of the Company's interest rate sensitivity position at December 31, 2003 and 2002. The interest rate sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate sensitivity gap. Factors considered are the contractual terms of the underlying obligations, including derivatives such as interest rate swaps, as well as Management's estimates of prepayment patterns and interest sensitivity of core deposits. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change. In addition, significant variations in interest rate sensitivity may exist within the repricing periods presented in which the Company has interest rate positions.

INTEREST RATE SENSITIVITY ANALYSIS (TABLE 13)

                                                                         DECEMBER 31, 2003
                                   ----------------------------------------------------------------------------------------------
                                     0-30        31-90      91-180     181-365       1-5       OVER 5    NON-INTEREST
                                     DAYS        DAYS        DAYS        DAYS       YEARS      YEARS      SENSITIVE       TOTAL
                                   ---------   ---------   ---------   --------   ---------   --------   ------------   ---------
                                                                           (IN MILLIONS)
Variable-rate commercial and real
 estate loans....................  $19,444.4   $ 1,368.8   $   283.5   $  216.8   $   203.8   $    8.2    $      --     $21,525.5
Fixed-rate commercial and real
 estate loans....................      503.5       482.6       633.2    1,051.3     4,029.9      942.5           --       7,643.0
Other loans......................    4,386.5       125.5       172.8      288.5     1,015.3      123.1           --       6,111.7
                                   ---------   ---------   ---------   --------   ---------   --------    ---------     ---------
       Total loans...............   24,334.4     1,976.9     1,089.5    1,556.6     5,249.0    1,073.8           --      35,280.2
Securities.......................      517.9     1,221.9       808.5    2,093.7     5,109.5    1,906.1           --      11,657.6
Other interest-earning assets....      425.4       399.9          --         --          --         --           --         825.3
                                   ---------   ---------   ---------   --------   ---------   --------    ---------     ---------
Total interest-earning assets....   25,277.7     3,598.7     1,898.0    3,650.3    10,358.5    2,979.9           --      47,763.1
Allowance for loan losses........         --          --          --         --          --         --       (501.2)       (501.2)
Other assets.....................         --          --          --         --          --         --      4,663.0       4,663.0
                                   ---------   ---------   ---------   --------   ---------   --------    ---------     ---------
       Total assets..............  $25,277.7   $ 3,598.7   $ 1,898.0   $3,650.3   $10,358.5   $2,979.9    $ 4,161.8     $51,924.9
                                   =========   =========   =========   ========   =========   ========    =========     =========
Non-interest-bearing demand
 deposits........................  $      --   $      --   $      --   $     --   $      --   $     --    $ 5,374.0     $ 5,374.0
Savings and NOW deposits.........      800.2          --          --         --     1,867.1         --           --       2,667.3
Money market deposits............    1,718.2     5,154.7          --         --     4,581.9         --           --      11,454.8
Time deposits under $100,000.....      759.3       995.5     1,293.7    2,194.0     2,534.1        6.0           --       7,782.6
Other time deposits..............    3,221.2     2,145.8     1,699.8      184.7       216.4         --           --       7,467.9
                                   ---------   ---------   ---------   --------   ---------   --------    ---------     ---------
       Total deposits............    6,498.9     8,296.0     2,993.5    2,378.7     9,199.5        6.0      5,374.0      34,746.6
Short-term borrowings............    5,749.9       125.0          --         --          --         --           --       5,874.9
FHLB advances....................      600.0       650.0          --      200.0       200.2    1,930.6           --       3,580.8
Long-term debt...................       25.3     1,367.4       202.4         --       304.7      607.1           --       2,506.9
Other liabilities................         --          --          --         --          --         --        855.9         855.9
Stockholders' equity.............         --          --          --         --          --         --      4,359.8       4,359.8
                                   ---------   ---------   ---------   --------   ---------   --------    ---------     ---------
       Total liabilities and
         stockholders' equity....  $12,874.1   $10,438.4   $ 3,195.9   $2,578.7   $ 9,704.4   $2,543.7    $10,589.7     $51,924.9
                                   =========   =========   =========   ========   =========   ========    =========     =========
Interest rate gap................  $12,403.6   $(6,839.7)  $(1,297.9)  $1,071.6   $   654.1   $  436.2    $(6,427.9)
Effect of interest rate swaps....     (450.0)     (450.0)     (480.0)     200.0     1,030.0      150.0
                                   ---------   ---------   ---------   --------   ---------   --------
Cumulative interest rate gap.....  $11,953.6   $ 4,663.9   $ 2,886.0   $4,157.6   $ 5,841.7   $6,427.9
                                   =========   =========   =========   ========   =========   ========
Cumulative gap as a percentage of
 interest-earning assets --
December 31, 2003................      25.03%       9.76%       6.04%      8.70%      12.23%     13.46%
December 31, 2002................      22.71%      10.92%       8.16%      9.78%      13.40%     13.44%

---------------

Significant assumptions:

(1) Allocations to specific interest sensitivity periods are based on the earlier of the repricing or maturity dates. These allocations have been adjusted for any estimated early principal payoffs, including callable bonds, mortgage-backed securities, 1-4 family mortgages, trading securities and loans held for sale.
(2) Savings, NOW, and money market deposit account repricing volumes are based on Management assumptions of the sensitivity of these accounts in relation to changes in short-term market rates.

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

     The annual dividend rate during 2003 was $0.84 per share, representing a 24% increase over 2002. For 2004, the indicated annual dividend rate is $0.96 per share, marking the thirty-fourth consecutive year in which SouthTrust has increased its dividend. The dividend payout ratio during 2003 was 40.4%. Item 5, included elsewhere in this report, includes a five-year history of the dividend payout ratio.

     The internal common equity generation ratio during 2003 was 9.5%, compared to 9.6% during 2002. This ratio represents the relationship of net income less dividends to average common stockholders' equity. This indicator provides the rate at which the Company generates equity capital and is an indicator to our investors that we can sustain growth without experiencing significant dilution of our equity.

     On January 21, 2004, the Company's board of directors authorized the repurchase of up to $300 million of the Company's common stock, which at current prices would represent approximately 9 million shares. The repurchase program will be implemented through open market transactions at prevailing prices from time to time throughout 2004. During 2003, the Company repurchased 17.9 million shares of Common Stock under the previous repurchase program authorized for up to $500 million of common stock, thereby utilizing the entire authorized amount. The ultimate amount repurchased is dependent on overall market and economic conditions, or alternative uses of capital such as for internal growth or acquisition opportunities that may arise. The Company's strong capital position has enabled it to adopt such a program and Management believes it will further enhance shareholder value. As always, the Company will continue to evaluate capital levels and the related impact of repurchases on both a book and risk-based basis, and will maintain capital at levels deemed appropriate by Management and above prescribed minimums as described below.

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

     The rules require a minimum risk-based capital ratio of 8%, at least one-half of which must be made up of Core or Tier 1 capital elements. Tier 1 capital generally consists of common stock, capital surplus and retained earnings less treasury stock, certain intangible assets and accumulated other comprehensive income. Total risk-based capital includes Tier 1 capital, Tier 2 capital elements that consist of certain subordinated debt and the allowance for loan losses subject to certain limitations, and Tier 3 capital, which includes qualifying, unsecured subordinated debt. Tier 3 capital guidelines are only applicable to institutions that exceed certain prescribed trading activity thresholds. Currently, the Company is not subject to the Tier 3 capital requirements. The guidelines also impose a leverage requirement, defined as the ratio of Tier 1 capital to quarter average assets subject to certain adjustments. The leverage ratio generally must exceed 4%. At December 31, 2003, SouthTrust had a total risk-based capital ratio of 10.68%, consisting of Tier 1 capital elements of 7.77% and Tier 2 capital elements of 2.91%. The leverage ratio was 6.78% as of year-end 2003. The Federal Deposit Insurance Corporation Improvement Act of 1991 provided further guidance as to capital levels to be maintained by insured depository institutions and corresponding supervisory treatments. Under these guidelines, the subsidiary bank is considered "well capitalized," the highest of the five supervisory groupings, with a Tier 1 ratio of 7.74% and a total ratio of 10.67% as of December 31, 2003.

CAPITAL POSITION (TABLE 14)

     The following table summarizes information concerning the activity in stockholders' equity as of December 31:

                                                                2003                   2002
                                                        --------------------   --------------------
                                                         SHARES     AMOUNT      SHARES     AMOUNT
                                                        --------   ---------   --------   ---------
                                                        (SHARES IN THOUSANDS; DOLLARS IN MILLIONS)
Beginning stockholders' equity........................  346,924    $4,627.6    346,273    $3,962.4
  Net income..........................................       --       705.2         --       649.9
  Dividends declared..................................       --      (285.1)        --      (236.4)
  Common stock issued pursuant to:
     Long-term incentive plan.........................    1,058        14.9        553         6.4
     Employee discount stock purchase plan............      146         2.9        128         2.2
  Common stock repurchased............................  (17,885)     (500.8)       (30)       (0.8)
  Other comprehensive income..........................       --      (204.9)        --       243.9
                                                        -------    --------    -------    --------
Ending stockholders' equity...........................  330,243    $4,359.8    346,924    $4,627.6
                                                        =======    ========    =======    ========
Dividends declared per share..........................       --    $   0.84         --    $   0.68
Internal common equity generation ratio...............       --         9.5%        --         9.6%
Total equity as a percentage of total assets..........       --         8.4         --         9.2

     The following are SouthTrust Corporation's ("STC") and SouthTrust Bank's ("STB") risk-based capital ratios for the years ended December 31:

                                                           2003                    2002
                                                   ---------------------   ---------------------
                                                      STC         STB         STC         STB
                                                   ---------   ---------   ---------   ---------
                                                               (DOLLARS IN MILLIONS)
Tier 1 capital:
  Stockholders' equity...........................  $ 4,359.8   $ 4,334.5   $ 4,627.6   $ 4,729.8
  Intangible assets other than servicing
     rights......................................     (800.5)     (800.2)     (797.9)     (797.6)
  Accumulated other comprehensive income.........     (130.0)     (132.1)     (334.9)     (322.0)
                                                   ---------   ---------   ---------   ---------
          Total Tier 1 capital...................    3,429.3     3,402.2     3,494.8     3,610.2
                                                   ---------   ---------   ---------   ---------
Tier 2 capital:
  Allowable allowance for loan losses............      501.2       501.2       498.5       498.5
  Allowable long-term debt.......................      785.0       785.0       765.0       675.0
                                                   ---------   ---------   ---------   ---------
          Total Tier 2 capital...................    1,286.2     1,286.2     1,263.5     1,173.5
                                                   ---------   ---------   ---------   ---------
          Total risk-based capital...............  $ 4,715.5   $ 4,688.4   $ 4,758.3   $ 4,783.7
                                                   =========   =========   =========   =========
Risk-weighted assets.............................  $44,153.0   $43,958.5   $42,890.2   $42,724.7
                                                   =========   =========   =========   =========
Risk-based ratios:
Tier 1 capital ratio.............................       7.77%       7.74%       8.15%       8.45%
Supplemental capital element.....................       2.91        2.93        2.94        2.75
                                                   ---------   ---------   ---------   ---------
          Total risk-based capital ratio.........      10.68%      10.67%      11.09%      11.20%
                                                   =========   =========   =========   =========
Leverage ratio...................................       6.78%       6.75%       7.13%       7.40%
                                                   =========   =========   =========   =========

QUARTERLY INCOME INFORMATION (TABLE 15)

     The Company's unaudited consolidated operating results for each quarter of 2003 and 2002 are summarized in the table below:

                                                          2003                                        2002
                                        -----------------------------------------   -----------------------------------------
                                                   THREE MONTHS ENDED                          THREE MONTHS ENDED
                                        -----------------------------------------   -----------------------------------------
                                         DEC 31    SEPT 30     JUN 30     MAR 31     DEC 31    SEPT 30     JUN 30     MAR 31
                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income.......................  $573,217   $573,153   $606,120   $614,595   $646,942   $664,739   $671,787   $681,943
Interest expense......................   159,456    165,579    189,364    199,377    219,329    235,723    243,840    261,435
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net interest income...................   413,761    407,574    416,756    415,218    427,613    429,016    427,947    420,508
Provision for loan losses.............    34,850     30,000     30,300     29,400     34,000     36,354     28,728     27,650
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net interest income after provision
  for loan losses.....................   378,911    377,574    386,456    385,818    393,613    392,662    399,219    392,858
Non-interest income (excluding
  securities transactions)............   161,625    174,671    179,066    164,327    166,324    155,465    149,128    142,997
Securities gains (losses), net........        62      2,436     (1,379)    (1,096)        58       (813)     1,175      2,181
Non-interest expense..................   280,562    294,894    306,366    298,027    313,223    304,216    311,200    303,730
                                        --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes............   260,036    259,787    257,777    251,022    246,772    243,098    238,322    234,306
Income tax expense....................    79,551     81,211     82,997     79,677     79,856     78,852     77,383     76,535
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net income............................  $180,485   $178,576   $174,780   $171,345   $166,916   $164,246   $160,939   $157,771
                                        ========   ========   ========   ========   ========   ========   ========   ========
Net income per share -- basic.........  $   0.54   $   0.53   $   0.51   $   0.50   $   0.48   $   0.47   $   0.46   $   0.46
Net income per share -- diluted.......      0.54       0.53       0.51       0.49       0.48       0.47       0.46       0.45
Dividends declared per share..........      0.21       0.21       0.21       0.21       0.17       0.17       0.17       0.17
As reported in 10-Q(1)
Net income............................                                                                    $158,157   $154,205
Net income per share -- basic.........                                                                    $   0.45   $   0.45
Net income per share -- diluted.......                                                                        0.45       0.44

---------------

(1) These figures have been restated due to the adoption of Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, retroactive to January 1, 2002.

CAPITAL STOCK (TABLE 16)

     A summary of the Company's book value per share, stock prices, and dividends per share for each quarter of 2003 and 2002 is as follows:

                                                                           STOCK MARKET
                                                           BOOK VALUE       PRICE RANGE
                                                          PER SHARE AT    ---------------   DIVIDENDS
                                                          END OF PERIOD    LOW      HIGH    PER SHARE
                                                          -------------   ------   ------   ---------
2003
  First Quarter.........................................     $13.23       $24.19   $27.44     $0.21
  Second Quarter........................................      13.32        25.41    29.98      0.21
  Third Quarter.........................................      13.15        26.68    30.54      0.21
  Fourth Quarter........................................      13.20        29.35    33.06      0.21
          Year..........................................                   24.19    33.06      0.84
2002
  First Quarter.........................................     $11.65       $23.33   $27.32     $0.17
  Second Quarter........................................      12.47        24.86    27.20      0.17
  Third Quarter.........................................      13.07        20.52    27.14      0.17
  Fourth Quarter........................................      13.34        20.76    26.66      0.17
          Year..........................................                   20.52    27.32      0.68

SIX-YEAR CONDENSED BALANCE SHEETS (TABLE 17)

                                                                                                                 GROWTH RATES
                                                                                                              -------------------
                                                                                                                ONE     FIVE-YEAR
                                        2003        2002        2001        2000        1999        1998       YEAR     COMPOUND
                                      ---------   ---------   ---------   ---------   ---------   ---------   -------   ---------
                                                                             (IN MILLIONS)
AVERAGE BALANCES:
  Loans, net of unearned income.....  $34,524.4   $33,386.3   $32,250.7   $32,022.6   $29,307.9   $24,609.0       3.4%      7.0%
  Available-for-sale securities.....   10,805.4    10,261.5     8,665.5     5,343.4     4,420.3     3,340.0       5.3      26.5
  Held-to-maturity securities.......      279.0       445.7     1,601.8     2,988.4     2,863.6     2,735.6     (37.4)    (36.7)
  Short-term investments:
    Federal funds sold and
      securities purchased under
      resale agreements.............       20.3        39.6        31.0        49.7        53.2        34.5     (48.7)    (10.1)
    Interest-bearing deposits in
      other banks...................        6.1         4.8         2.1         0.8         1.2         1.1      27.1      40.9
    Trading securities..............      309.1       165.8        80.8        58.8        54.7        43.5      86.4      48.0
    Loans held for sale.............      813.6       552.3       475.4       312.6       406.1       644.1      47.3       4.8
                                      ---------   ---------   ---------   ---------   ---------   ---------   -------     -----
        Total short-term
          investments...............    1,149.1       762.5       589.3       421.9       515.2       723.2      50.7       9.7
                                      ---------   ---------   ---------   ---------   ---------   ---------   -------     -----
        Total interest-earning
          assets....................   46,757.9    44,856.0    43,107.3    40,776.3    37,107.0    31,407.8       4.2       8.3
Allowance for loan losses...........     (504.8)     (490.9)     (465.1)     (453.5)     (407.0)     (350.1)      2.8       7.6
Other assets........................    4,681.2     4,341.7     3,869.4     3,736.1     3,538.5     3,039.6       7.8       9.0
                                      ---------   ---------   ---------   ---------   ---------   ---------   -------     -----
        Total assets................  $50,934.3   $48,706.8   $46,511.6   $44,058.9   $40,238.5   $34,097.3       4.6%      8.4%
                                      =========   =========   =========   =========   =========   =========   =======     =====
Deposits:
  Interest-bearing..................  $29,094.6   $27,230.3   $26,046.0   $25,427.3   $22,422.5   $19,155.8       6.8%      8.7%
  Non-interest-bearing..............    4,766.4     4,208.9     3,732.3     3,574.9     3,390.4     2,916.7      13.2      10.3
                                      ---------   ---------   ---------   ---------   ---------   ---------   -------     -----
        Total deposits..............   33,861.0    31,439.2    29,778.3    29,002.2    25,812.9    22,072.5       7.7       8.9
Federal funds purchased and other
  short-term borrowed funds.........    5,192.7     5,848.2     7,054.3     7,213.7     6,945.8     4,976.2     (11.2)      0.9
Federal Home Loan Bank advances.....    3,921.6     4,351.0     4,130.2     3,047.3     3,043.2     2,767.5      (9.9)      7.2
Long-term debt......................    2,444.6     1,847.0     1,110.9     1,125.4     1,121.6     1,204.1      32.4      15.2
Other liabilities...................    1,071.4       922.3       764.8       601.7       501.0       529.8      16.2      15.1
Stockholders' equity................    4,443.0     4,299.1     3,673.1     3,068.6     2,814.0     2,547.2       3.3      11.8
                                      ---------   ---------   ---------   ---------   ---------   ---------   -------     -----
        Total liabilities and
          stockholders' equity......  $50,934.3   $48,706.8   $46,511.6   $44,058.9   $40,238.5   $34,097.3       4.6%      8.4%
                                      =========   =========   =========   =========   =========   =========   =======     =====
YEAR-END BALANCES:
Loans, net of unearned income.......  $35,280.2   $34,237.6   $33,422.6   $31,396.2   $31,697.8   $27,317.5       3.0%      5.2%
Available-for-sale securities.......   11,425.9    10,644.6     9,954.8     6,978.5     5,061.0     3,802.7       7.3      24.6
Held-to-maturity securities.........      231.7       368.8       544.7     3,026.6     2,987.0     2,988.4     (37.2)    (40.0)
Short-term investments:
  Federal funds sold and securities
    purchased under resale
    agreements......................      219.2         6.6        28.2        43.3        46.4        76.3   3,221.2      23.5
  Interest-bearing deposits in other
    banks...........................        6.3         4.6         5.8         1.0         0.4         0.5      37.0      66.0
  Trading securities................       67.1        56.4       107.3        71.4        69.5        73.2      19.0      (1.7)
  Loans held for sale...............      532.7     1,134.0       787.7       343.0       251.8       707.6     (53.0)     (5.5)
                                      ---------   ---------   ---------   ---------   ---------   ---------   -------     -----
        Total short-term
          investments...............      825.3     1,201.6       929.0       458.7       368.1       857.6     (31.3)     (0.8)
                                      ---------   ---------   ---------   ---------   ---------   ---------   -------     -----
        Total interest-earning
          assets....................   47,763.1    46,452.6    44,851.1    41,860.0    40,113.9    34,966.2       2.8       6.4
Allowance for loan losses...........     (501.2)     (498.5)     (483.1)     (450.4)     (442.3)     (377.5)      0.5       5.8
Other assets........................    4,663.0     4,616.8     4,386.5     3,736.9     3,590.9     3,545.1       1.0       5.6
                                      ---------   ---------   ---------   ---------   ---------   ---------   -------     -----
        Total assets................  $51,924.9   $50,570.9   $48,754.5   $45,146.5   $43,262.5   $38,133.8       2.7%      6.4%
                                      =========   =========   =========   =========   =========   =========   =======     =====
Deposits:
  Interest-bearing..................  $29,372.6   $28,292.9   $28,241.8   $26,808.4   $24,182.1   $21,373.5       3.8%      6.6%
  Non-interest-bearing..............    5,374.0     4,652.5     4,392.3     3,894.1     3,557.2     3,466.4      15.5       9.2
                                      ---------   ---------   ---------   ---------   ---------   ---------   -------     -----
        Total deposits..............   34,746.6    32,945.4    32,634.1    30,702.5    27,739.3    24,839.9       5.5       6.9
Federal funds purchased and other
  short-term borrowed funds.........    5,874.9     5,266.0     5,925.3     6,289.7     7,397.0     6,113.0      11.6      (0.8)
Federal Home Loan Bank advances.....    3,580.8     4,470.9     4,221.1     3,052.8     3,530.3     2,780.4     (19.9)      5.2
Long-term debt......................    2,506.9     2,181.9     1,263.4     1,125.3     1,125.5     1,154.9      14.9      16.8
Other liabilities...................      855.9     1,079.1       748.2       623.7       543.0       507.3     (20.7)     11.0
Stockholders' equity................    4,359.8     4,627.6     3,962.4     3,352.5     2,927.4     2,738.3      (5.8)      9.7
                                      ---------   ---------   ---------   ---------   ---------   ---------   -------     -----
        Total liabilities and
          stockholders' equity......  $51,924.9   $50,570.9   $48,754.5   $45,146.5   $43,262.5   $38,133.8       2.7%      6.4%
                                      =========   =========   =========   =========   =========   =========   =======     =====

SIX-YEAR SUMMARY OF EARNINGS (TABLE 18)

                                                                                                                  GROWTH RATES
                                                                                                                -----------------
                                                                                                                 ONE    FIVE-YEAR
                                     2003         2002         2001         2000         1999         1998      YEAR    COMPOUND
                                  ----------   ----------   ----------   ----------   ----------   ----------   -----   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans, including fees.........  $1,726,470   $1,953,431   $2,450,000   $2,784,506   $2,386,713   $2,102,095   (11.6)%    (3.9)%
  Available-for-sale
    securities..................     565,831      637,338      568,357      370,628      286,701      210,489   (11.2)     21.9
  Held-to-maturity securities...      19,873       31,845      111,881      204,945      196,169      192,345   (37.6)    (36.5)
  Federal funds sold and
    securities purchased under
    resale agreements...........         256          694        1,204        3,176        2,784        1,929   (63.1)    (33.2)
  Time deposits in other
    banks.......................         126          174          172           70           30           65   (27.6)     14.2
  Trading securities............      12,433        7,278        3,595        3,177        4,465        3,213    70.8      31.1
  Loans held for sale...........      42,096       34,651       35,551       27,586       29,585       47,326    21.5      (2.3)
                                  ----------   ----------   ----------   ----------   ----------   ----------   -----     -----
      Total interest income.....   2,367,085    2,665,411    3,170,760    3,394,088    2,906,447    2,557,462   (11.2)     (1.5)
                                  ----------   ----------   ----------   ----------   ----------   ----------   -----     -----
INTEREST EXPENSE:
  Deposits......................     444,012      596,257    1,077,171    1,292,565      962,504      897,903   (25.5)    (13.1)
  Short-term borrowings.........      55,959       98,554      277,382      456,093      353,281      264,980   (43.2)    (26.7)
  Federal Home Loan Bank
    advances....................     151,784      202,632      224,894      184,062      157,305      146,708   (25.1)      0.7
  Long-term debt................      62,021       62,884       63,211       75,631       66,448       76,665    (1.4)     (4.2)
                                  ----------   ----------   ----------   ----------   ----------   ----------   -----     -----
    Total interest expense......     713,776      960,327    1,642,658    2,008,351    1,539,538    1,386,256   (25.7)    (12.4)
                                  ----------   ----------   ----------   ----------   ----------   ----------   -----     -----
    Net interest income.........   1,653,309    1,705,084    1,528,102    1,385,737    1,366,909    1,171,206    (3.0)      7.1
  Provision for loan losses.....     124,550      126,732      118,293       92,827      141,249       94,796    (1.7)      5.6
                                  ----------   ----------   ----------   ----------   ----------   ----------   -----     -----
    Net interest income after
      provision for loan
      losses....................   1,528,759    1,578,352    1,409,809    1,292,910    1,225,660    1,076,410    (3.1)      7.3
                                  ----------   ----------   ----------   ----------   ----------   ----------   -----     -----
NON-INTEREST INCOME:
  Service charges on deposit
    accounts....................     295,323      277,711      236,291      212,917      186,374      159,888     6.3      13.1
  Mortgage banking operations...      66,925       55,178       33,793       21,280       29,048       31,769    21.3      16.1
  Bank card fees................      47,528       44,128       41,520       33,809       31,142       27,785     7.7      11.3
  Debit card fees...............      41,324       38,692       31,594       25,784       17,670        7,854     6.8      39.4
  Trust fees....................      33,634       34,179       32,603       32,116       30,254       27,704    (1.6)      4.0
  Investment fees...............      66,772       59,464       52,097       39,399       35,674       26,269    12.3      20.5
  Bank owned life insurance.....      53,213       49,960       54,462       50,920       41,404       32,580     6.5      10.3
  Securities gains (losses),
    net.........................          23        2,601        6,505      (11,068)        (739)          94   (99.1)    (24.5)
  Other.........................      74,970       54,601       43,499       75,357       42,254       43,683    37.3      11.4
                                  ----------   ----------   ----------   ----------   ----------   ----------   -----     -----
      Total non-interest
        income..................     679,712      616,514      532,364      480,514      413,081      357,626    10.3      13.7
                                  ----------   ----------   ----------   ----------   ----------   ----------   -----     -----
NON-INTEREST EXPENSE:
  Salaries and employee
    benefits....................     704,106      698,129      617,566      546,646      509,906      467,621     0.9       8.5
  Net occupancy.................     108,803      110,567      102,153       93,426       81,984       72,538    (1.6)      8.4
  Equipment.....................      63,946       68,530       63,539       74,339       67,734       61,005    (6.7)      0.9
  Data processing...............      49,288       42,308       36,689       38,253       27,047       23,999    16.5      15.5
  Professional services.........      62,788       65,476       49,503       46,590       50,600       45,024    (4.1)      6.9
  Communications................      48,906       58,135       53,569       51,543       51,516       47,073   (15.9)      0.8
  Goodwill and core deposit
    amortization................      13,243       14,241       39,853       51,544       40,568       29,142    (7.0)    (14.6)
  Other.........................     128,769      174,983      151,831      159,686      150,670      139,825   (26.4)     (1.6)
                                  ----------   ----------   ----------   ----------   ----------   ----------   -----     -----
      Total non-interest
        expense.................   1,179,849    1,232,369    1,114,703    1,062,027      980,025      886,227    (4.3)      5.9
                                  ----------   ----------   ----------   ----------   ----------   ----------   -----     -----
      Income before income
        taxes...................   1,028,622      962,497      827,470      711,397      658,716      547,809     6.9      13.4
  Income tax expense............     323,436      312,626      273,002      229,067      215,543      179,199     3.5      12.5
                                  ----------   ----------   ----------   ----------   ----------   ----------   -----     -----
NET INCOME......................  $  705,186   $  649,871   $  554,468   $  482,330   $  443,173   $  368,610     8.5%     13.9%
                                  ==========   ==========   ==========   ==========   ==========   ==========   =====     =====
Average shares
  outstanding -- basic..........     338,452      346,731      341,425      336,437      335,121      325,464    (2.4)%     0.8%
Average shares
  outstanding -- diluted........     342,498      350,937      345,294      337,812      337,556      328,295    (2.4)      0.9
Net income per share -- basic...  $     2.08   $     1.87   $     1.62   $     1.43   $     1.32   $     1.13    11.2      13.0
Net income per
  share -- diluted..............        2.06         1.85         1.61         1.43         1.31         1.12    11.4      13.0
Dividends declared per share....        0.84         0.68         0.56         0.50         0.44         0.38    23.5      17.2

                             SOUTHTRUST CORPORATION

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SouthTrust Corporation:

     We have audited the accompanying consolidated balance sheets of SouthTrust Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of SouthTrust Corporation and subsidiaries as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the reclassification described in Note A, the revision in Note H and the restatement described in Note S to the consolidated financial statements, in their report dated January 31, 2002.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SouthTrust Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed above, the 2001 consolidated financial statements of the Company were audited by other auditors who have ceased operations. As described in Note A, certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation. Additionally, as described in Note H, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards ("Statement") No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Furthermore, as described in Note S, the Company changed the composition of its reportable segments in 2003, and the amounts in the 2001 consolidated financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to reclassify certain amounts in the 2001 consolidated financial statements. In our opinion the reclassified amounts for 2001 in Note A are appropriate. Additionally, we audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 consolidated financial statements. In our opinion, the disclosures for 2001 in Notes A and H are appropriate. Additionally, in our opinion, the adjustments to reportable segments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the consolidated 2001 financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated 2001 financial statements taken as a whole.

                                                                        KPMG LLP

Birmingham, Alabama
February 13, 2004

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

                                                             ARTHUR ANDERSEN LLP

Birmingham, Alabama
January 31, 2002

            THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT AND
                ARTHUR ANDERSEN LLP HAS NOT REISSUED THE REPORT.

                             SOUTHTRUST CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   2003             2002
                                                              --------------   --------------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.....................................  $    1,061,502   $    1,005,327
Short-term investments:
  Federal funds sold........................................         219,177            6,638
  Interest-bearing deposits in other banks..................           6,253            4,574
  Trading securities........................................          67,110           56,356
  Loans held for sale.......................................         532,702        1,134,013
                                                              --------------   --------------
         Total short-term investments.......................         825,242        1,201,581
Available-for-sale securities...............................      11,425,935       10,644,634
Held-to-maturity securities(1)..............................         231,731          368,791
Loans and leases............................................      35,511,436       34,483,228
Less --
  Unearned income...........................................         231,243          245,649
  Allowance for loan losses.................................         501,208          498,501
                                                              --------------   --------------
         Net loans and leases...............................      34,778,985       33,739,078
Premises and equipment, net.................................         937,263          918,962
Goodwill and core deposit intangibles.......................         799,478          797,857
Bank owned life insurance...................................       1,028,501          984,766
Other assets................................................         836,251          909,860
                                                              --------------   --------------
         Total assets.......................................  $   51,924,888   $   50,570,856
                                                              ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest-bearing..........................................  $   29,372,623   $   28,292,911
  Non-interest-bearing......................................       5,373,974        4,652,495
                                                              --------------   --------------
         Total deposits.....................................      34,746,597       32,945,406
Federal funds purchased and securities sold under agreements
  to repurchase.............................................       5,777,333        4,756,286
Other short-term borrowings.................................          97,538          509,658
Federal Home Loan Bank advances.............................       3,580,817        4,470,944
Long-term debt..............................................       2,506,904        2,181,894
Other liabilities...........................................         855,861        1,079,087
                                                              --------------   --------------
         Total liabilities..................................      47,565,050       45,943,275
Stockholders' equity:
  Preferred stock, par value $1.00 a share(2)...............               0                0
  Common stock, par value $2.50 a share(3)..................         892,460          889,450
  Capital surplus...........................................         618,954          604,034
  Retained earnings.........................................       3,399,872        2,979,822
  Accumulated other comprehensive income, net...............         130,030          334,928
  Treasury stock, at cost(4)................................        (681,478)        (180,653)
                                                              --------------   --------------
         Total stockholders' equity.........................       4,359,838        4,627,581
                                                              --------------   --------------
         Total liabilities and stockholders' equity.........  $   51,924,888   $   50,570,856
                                                              ==============   ==============
---------------
(1) Held-to-maturity securities-fair value..................  $      258,872   $      400,587
(2) Preferred shares authorized.............................       5,000,000        5,000,000
   Preferred shares issued..................................               0                0
(3) Common shares authorized................................   1,000,000,000    1,000,000,000
   Common shares issued.....................................     356,983,844      355,779,957
(4) Treasury shares of common stock.........................      26,741,266        8,855,791

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              2003          2002          2001
                                                           -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Loans and leases, including fees.......................  $1,726,470    $1,953,431    $2,450,000
  Available-for-sale securities:
     Taxable.............................................     549,485       622,902       551,172
     Non-taxable.........................................      16,346        14,436        17,185
  Held-to-maturity securities:
     Taxable.............................................      18,222        28,672       107,515
     Non-taxable.........................................       1,651         3,173         4,366
  Short-term investments.................................      54,911        42,797        40,522
                                                           ----------    ----------    ----------
       Total interest income.............................   2,367,085     2,665,411     3,170,760
                                                           ----------    ----------    ----------
INTEREST EXPENSE
  Deposits...............................................     444,012       596,257     1,077,171
  Short-term borrowings..................................      55,959        98,554       277,382
  Federal Home Loan Bank advances........................     151,784       202,632       224,894
  Long-term debt.........................................      62,021        62,884        63,211
                                                           ----------    ----------    ----------
       Total interest expense............................     713,776       960,327     1,642,658
                                                           ----------    ----------    ----------
  Net interest income....................................   1,653,309     1,705,084     1,528,102
  Provision for loan losses..............................     124,550       126,732       118,293
                                                           ----------    ----------    ----------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN
          LOSSES.........................................   1,528,759     1,578,352     1,409,809
NON-INTEREST INCOME
  Service charges on deposit accounts....................     295,323       277,711       236,291
  Mortgage banking operations............................      66,925        55,178        33,793
  Bank card fees.........................................      47,528        44,128        41,520
  Debit card fees........................................      41,324        38,692        31,594
  Trust fees.............................................      33,634        34,179        32,603
  Investment fees........................................      66,772        59,464        52,097
  Bank owned life insurance..............................      53,213        49,960        54,462
  Securities gains, net..................................          23         2,601         6,505
  Other..................................................      74,970        54,601        43,499
                                                           ----------    ----------    ----------
       Total non-interest income.........................     679,712       616,514       532,364
                                                           ----------    ----------    ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits.........................     704,106       698,129       617,566
  Net occupancy..........................................     108,803       110,567       102,153
  Equipment..............................................      63,946        68,530        63,539
  Data processing........................................      49,288        42,308        36,689
  Professional services..................................      62,788        65,476        49,503
  Communications.........................................      48,906        58,135        53,569
  Goodwill and core deposit amortization.................      13,243        14,241        39,853
  Other..................................................     128,769       174,983       151,831
                                                           ----------    ----------    ----------
       Total non-interest expense........................   1,179,849     1,232,369     1,114,703
                                                           ----------    ----------    ----------
Income before income taxes...............................   1,028,622       962,497       827,470
Income tax expense.......................................     323,436       312,626       273,002
                                                           ----------    ----------    ----------
NET INCOME...............................................  $  705,186    $  649,871    $  554,468
                                                           ==========    ==========    ==========
Average shares outstanding -- basic......................     338,452       346,731       341,425
Average shares outstanding -- diluted....................     342,498       350,937       345,294
Net income per share -- basic............................  $     2.08    $     1.87    $     1.62
Net income per share -- diluted..........................        2.06          1.85          1.61
Dividends declared per share.............................        0.84          0.68          0.56

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME

                                                                                          ACCUMULATED
                                             COMMON STOCK                                    OTHER
                                        ----------------------   CAPITAL     RETAINED    COMPREHENSIVE   TREASURY
                                          SHARES       AMOUNT    SURPLUS     EARNINGS    INCOME/(LOSS)     STOCK       TOTAL
                                        -----------   --------   --------   ----------   -------------   ---------   ----------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
DECEMBER 31, 2000.....................  338,106,862   $851,962   $333,987   $2,202,901     $ (12,164)    $ (24,226)  $3,352,460
  Net income..........................            0          0          0      554,468             0             0      554,468
  Change in:
    Unrealized gain on
      available-for-sale securities,
      net.............................            0          0          0            0        69,629             0       69,629
    Fair value of derivatives used for
      cash flow hedges, net...........            0          0          0            0        33,564             0       33,564
                                                                                                                     ----------
    Total other comprehensive income,
      net.............................                                                                                  103,193
                                                                                                                     ----------
  Comprehensive income................                                                                                  657,661
                                                                                                                     ==========
  Dividends declared ($0.56 per
    share)............................            0          0          0     (191,887)            0             0     (191,887)
  Common stock issued pursuant to:
    Long-term incentive plan..........      712,111      1,780      5,909            0             0             0        7,689
    Employee discounted stock purchase
      plan............................      115,410        289      1,385            0             0             0        1,674
    Acquisitions accounted for as
      poolings-of-interest............    1,297,344      3,243      1,045          826             0             0        5,114
    Acquisitions accounted for as
      purchases.......................   12,188,136     30,471    254,861            0             0             0      285,332
  Treasury stock acquired.............   (6,147,256)         0          0            0             0      (155,668)    (155,668)
                                        -----------   --------   --------   ----------     ---------     ---------   ----------
DECEMBER 31, 2001.....................  346,272,607    887,745    597,187    2,566,308        91,029      (179,894)   3,962,375
  Net income..........................            0          0          0      649,871             0             0      649,871
  Change in:
    Unrealized gain on
      available-for-sale securities,
      net.............................            0          0          0            0       241,890             0      241,890
    Fair value of derivatives used for
      cash flow hedges, net...........            0          0          0            0         4,794             0        4,794
    Additional minimum benefit
      liability adjustment, net.......            0          0          0            0        (2,785)            0       (2,785)
                                                                                                                     ----------
    Total other comprehensive income,
      net.............................                                                                                  243,899
                                                                                                                     ----------
  Comprehensive income................                                                                                  893,770
                                                                                                                     ==========
  Dividends declared ($0.68 per
    share)............................            0          0          0     (236,357)            0             0     (236,357)
  Common stock issued pursuant to:
    Long-term incentive plan..........      553,571      1,384      5,026            0             0             0        6,410
    Employee discounted stock purchase
      plan............................      128,436        321      1,854            0             0             0        2,175
    Acquisitions accounted for as
      purchases.......................          (27)         0        (33)           0             0             0          (33)
  Treasury stock acquired.............      (30,421)         0          0            0             0          (759)        (759)
                                        -----------   --------   --------   ----------     ---------     ---------   ----------
DECEMBER 31, 2002.....................  346,924,166    889,450    604,034    2,979,822       334,928      (180,653)   4,627,581
  Net income..........................            0          0          0      705,186             0             0      705,186
  Change in:
    Unrealized loss on
      available-for-sale securities,
      net.............................            0          0          0            0      (191,196)            0     (191,196)
    Fair value of derivatives used for
      cash flow hedges, net...........            0          0          0            0        (8,752)            0       (8,752)
    Additional minimum benefit
      liability adjustment, net.......            0          0          0            0        (4,950)            0       (4,950)
                                                                                                                     ----------
    Total other comprehensive income,
      net.............................                                                                                 (204,898)
                                                                                                                     ----------
  Comprehensive income................                                                                                  500,288
                                                                                                                     ==========
  Dividends declared ($0.84 per
    share)............................            0          0          0     (285,136)            0             0     (285,136)
  Common stock issued pursuant to:
    Long-term incentive plan..........    1,058,155      2,646     12,299            0             0             0       14,945
    Employee discounted stock purchase
      plan............................      145,732        364      2,621            0             0             0        2,985
  Treasury stock acquired.............  (17,885,475)         0          0            0             0      (500,825)    (500,825)
                                        -----------   --------   --------   ----------     ---------     ---------   ----------
DECEMBER 31, 2003.....................  330,242,578   $892,460   $618,954   $3,399,872     $ 130,030     $(681,478)  $4,359,838
                                        ===========   ========   ========   ==========     =========     =========   ==========

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2003          2002          2001
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $   705,186   $   649,871   $   554,468
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Provision (credit) for:
    Loan losses.............................................      124,550       126,732       118,293
    Depreciation of premises and equipment..................       62,088        59,880        54,024
    Amortization of intangibles.............................       17,431        16,590        44,573
    Amortization of security premium........................        7,184         3,106         3,081
    Accretion of security discount..........................      (28,441)      (25,815)      (13,082)
    Deferred income taxes...................................       70,984        34,380        82,837
    Bank owned life insurance...............................      (53,213)      (49,960)      (54,462)
  Securities gains, net.....................................          (23)       (2,601)       (6,505)
  Origination and secondary marketing income, net...........      (60,690)      (47,982)      (28,166)
  Origination of loans held for sale........................   (6,269,646)   (4,302,361)   (3,810,062)
  Proceeds from sales of loans held for sale................    6,931,647     4,004,040     3,393,531
  Net (increase) decrease in trading securities.............      (10,754)       50,965       (35,865)
  Net (increase) decrease in other assets...................      (25,562)      (21,047)       76,359
  Net increase (decrease) in other liabilities..............     (261,615)      149,481        19,989
                                                              -----------   -----------   -----------
    Net cash provided by operating activities...............    1,209,126       645,279       399,013
INVESTING ACTIVITIES:
  Proceeds from maturities, calls, or prepayments of:
    Available-for-sale securities...........................    5,669,023     3,175,506     4,429,976
    Held-to-maturity securities.............................      137,506       166,673     2,511,729
  Proceeds from sales of:
    Available-for-sale securities...........................    2,466,879     1,140,303       476,337
    Held-to-maturity securities.............................           --         8,568            --
  Purchases of:
    Available-for-sale securities...........................   (9,072,494)   (4,385,318)   (7,496,461)
    Held-to-maturity securities.............................           --            --       (14,500)
    Premises and equipment..................................      (79,263)     (138,251)     (125,453)
  Net (increase) decrease in:
    Short-term investments..................................     (205,919)       43,014       130,957
    Loans...................................................   (1,068,942)   (1,205,045)     (956,100)
  Net cash received (paid) in acquisitions..................      (17,149)      (31,300)       18,271
                                                              -----------   -----------   -----------
    Net cash used in investing activities...................   (2,170,359)   (1,225,850)   (1,025,244)
FINANCING ACTIVITIES:
  Net increase (decrease) in:
    Deposits................................................    1,715,419       167,213       347,563
    Short-term borrowings...................................      611,154      (663,433)     (381,855)
  Proceeds from:
    Common stock issuances..................................       15,564         6,139         7,387
    Federal Home Loan Bank advances.........................    1,150,036       400,026     1,571,170
    Long-term debt issuances................................      700,000       902,484       200,000
  Payments for:
    Repurchase of common stock..............................     (500,200)           --      (154,624)
    Federal Home Loan Bank advances.........................   (2,040,163)     (150,148)     (472,885)
    Long-term debt..........................................     (350,545)         (122)      (98,948)
    Cash dividends..........................................     (283,857)     (235,497)     (192,091)
                                                              -----------   -----------   -----------
    Net cash provided by financing activities...............    1,017,408       426,662       825,717
    Increase/(decrease) in cash and due from banks..........       56,175      (153,909)      199,486
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR................    1,005,327     1,159,236       959,750
                                                              -----------   -----------   -----------
CASH AND DUE FROM BANKS AT END OF YEAR......................  $ 1,061,502   $ 1,005,327   $ 1,159,236
                                                              ===========   ===========   ===========

                 See Notes to Consolidated Financial Statements

                             SOUTHTRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     SouthTrust Corporation ("the Company" or "SouthTrust") is a regional financial holding company headquartered in Birmingham, Alabama. The Company owns SouthTrust Bank, which operates 717 banking offices located in Alabama, Georgia, Florida, North Carolina, South Carolina, Tennessee, Mississippi, Texas, and Virginia. SouthTrust is engaged in a full range of banking services and, through its bank-related subsidiaries, also offers a range of other services, including trust, mortgage banking, leasing and brokerage services. See Note S for further discussion of the Company's business operations.

PRESENTATION

     The Consolidated Financial Statements include accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in preparing the Consolidated Financial Statements.

     Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on net income or stockholders' equity as previously reported.

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

CASH AND CASH EQUIVALENTS

     The Company includes cash and due from banks in preparing the Consolidated Statements of Cash Flows. The following is supplemental disclosure to the Consolidated Statements of Cash Flows for the three years ended December 31, 2003:

                                                      2003        2002         2001
                                                    --------   ----------   ----------
                                                              (IN THOUSANDS)
Cash paid during the period for:
  Interest........................................  $749,166   $1,011,405   $1,760,746
  Income taxes....................................   242,325      207,817      174,226
Non-cash transactions:
  Assets acquired in business combinations........   113,412      170,761    1,758,244
  Liabilities assumed in business combinations....   104,953      160,758    1,646,678
  Common stock issued in business combinations....        --           --      290,446
  Securities transferred from trading to
     available-for-sale...........................        --       46,040           --
  Loans securitized into mortgage-backed
     securities classified as
     available-for-sale...........................        --      400,728           --
  Loans transferred to other real estate..........    59,228       77,884       72,901
  Financed sales of foreclosed property...........     8,313        9,145        5,868

                             SOUTHTRUST CORPORATION

TRADING SECURITIES

     Securities that are held principally for resale in the near term are classified as trading and are included as a component of short-term investments. Trading securities are recorded at fair value, with realized and unrealized gains and losses included in non-interest income as investment fees. Interest and dividends on trading securities are included in net interest income. Quoted market prices are used to determine the fair value of trading securities.

LOANS HELD FOR SALE

     Loans held for sale consist primarily of mortgage loans in the process of being sold to third-party investors. They are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans held for sale that qualify for hedge accounting are carried at fair value, which is based on the contract price at which the loans will be sold. Gains or losses on sales of mortgage loans held for sale are recognized as a component of mortgage banking operations income.

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

     Debt securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and are recorded at amortized cost. Securities not classified as held-to-maturity or part of the trading portfolio, including equity securities with readily determinable fair values, have been designated as available-for-sale and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported in other comprehensive income. Quoted market prices are used to determine the fair value of available-for-sale securities. Equity securities with no readily determinable fair values, such as Federal Reserve Board ("FRB"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Bank ("FHLB") stock, are stated at cost and are referred to as "restricted" equity securities. The available-for-sale caption includes securities that the Company intends to use as part of its asset/liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes.

     Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary, if any, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, Management considers independent price quotations, projected target prices of investment analysts within the short term and the financial condition of the issuer. Gains and losses on securities are computed using the specific identification method and are recorded on the trade date as securities gains (losses) in non-interest income.

LOANS AND LEASES

     Loans that Management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are recorded at their unpaid principal amount outstanding adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest is accrued on the unpaid principal balance and credited to income using the interest method. The net amount of non-refundable loan origination fees, including commitment fees, and direct costs associated with the lending process are deferred and accreted to interest income as a yield adjustment of the related loan using the interest method.

     Interest accrual on loans is generally discontinued if principal or interest payments become 90 days past due unless the credit is well secured and in process of collection. Past due status is based on the contractual terms of the loan. Also, loans are placed on non-accrual status or charged-off at an earlier date if the Company considers the collectibility of principal or interest according to contractual terms to be in question.

                             SOUTHTRUST CORPORATION

     When a loan is placed on non-accrual status, uncollected interest accrued in the current year is reversed by a charge to income. Uncollected interest accrued from prior years on loans placed on non-accrual status in the current year is charged against the allowance for loan losses. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     The Company provides equipment and auto financing to customers through lease agreements. Direct financing leases are carried at the aggregate of lease payments receivable plus an estimated residual value of the leased property, less unearned income. Residual values may be adjusted for any other-than-temporary declines and recognized in earnings. Leveraged leases, which are similar to financing leases, are carried net of non-recourse debt. Unearned income on direct financing and leveraged leases is amortized over the lease terms using the interest method.

ALLOWANCE FOR LOAN LOSSES

     The Company's allowance for loan losses is determined in accordance with Statement of Financial Accounting Standards ("SFAS") 5, Accounting for Contingencies, and SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended. The allowance for loan losses is established through a provision charged to earnings when losses are estimated to have occurred. Loan losses are charged against the allowance when Management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is based upon Management's estimated range of losses inherent in the loan portfolio, considering actual loss experience, the nature and volume of the loan portfolio, identified loan impairment, and current economic conditions. Actual losses for these loans can vary significantly from this estimate. The methodology and assumptions used to calculate the allowance are continually reviewed as to their appropriateness given the most recent losses realized and other factors that influence the estimation process. The model and resulting allowance level is adjusted accordingly as these factors change.

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by Management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued for the period of delay. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons of the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of these loans' estimated cash flows at each loan's original effective interest rate, the fair value of the collateral, or the loans' observable market prices.

     Loans classified as non-accrual, excluding residential mortgages, consumer and other homogeneous loans, meet the criteria to be considered as impaired loans. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

LONG-LIVED ASSETS

     Land is stated at cost. Buildings and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets.

                             SOUTHTRUST CORPORATION

The range of useful lives for buildings and improvements is 20 to 50 years, and the range of useful lives for equipment is 3 to 10 years.

     Goodwill is not amortized, but is tested at least annually for impairment at a level of reporting referred to as a reporting unit. An impairment loss is recognized if the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its related goodwill. Core deposit intangible assets generated in business combinations are initially recognized and measured based on fair value. Core deposit intangible assets are amortized on a basis that approximates the interest method over the estimated life of the customer base, which is generally 7 years.

     Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. At this point, any excess of the recorded investment in the loan over the fair value of the asset received at the time of foreclosure, less estimated selling costs, is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by Management and any subsequent valuation adjustments are recorded in other non-interest expense. Revenues and expenses associated with operating or disposing of foreclosed assets are recorded in other non-interest expense during the period in which they are incurred. Total other real estate and other repossessed assets, included in other assets, amounted to $46.6 million and $61.7 million at December 31, 2003 and 2002, respectively.

     The Company continually evaluates whether events and circumstances have occurred that indicate that long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on those assets' fair values and is recognized through a charge to earnings. There were no significant impairment losses recorded during 2003, 2002 or 2001.

MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights are recognized as separate assets when rights are acquired through either purchase or origination of loans which are subsequently sold and servicing rights are retained. Mortgage servicing rights are amortized into non-interest income, as mortgage banking operations income, in proportion to and over the period of the estimated net servicing income of the underlying mortgage loans. Mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. For purposes of measuring impairment, mortgage servicing rights are stratified based on the predominant risk characteristics of the underlying mortgage loans, such as product type and interest rate bands. The realization of these assets is periodically evaluated in relation to net servicing income using a discounted cash flow analysis to approximate fair value. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

     At December 31, 2003 and 2002, net mortgage servicing rights were approximately $10.6 million and $5.7 million, respectively. During 2003, the Company recognized mortgage servicing rights of $69.4 million, sold mortgage servicing rights of $60.5 million and recognized amortization expense related to mortgage servicing rights totaling $4.0 million. During 2002, the Company recognized mortgage servicing rights of $42.6 million, sold mortgage servicing rights of $37.4 million, and recognized amortization expense related to mortgage servicing rights totaling $2.5 million.

     Fair value of mortgage servicing rights is estimated based on the present value of estimated future cash flows of the servicing rights discounted at a market rate. At December 31, 2003 and 2002, estimated fair value was approximately $16.6 million and $5.7 million, respectively. The sensitivity of the change in fair value of these mortgage servicing rights to 10% and 20% adverse changes in key assumptions has not been calculated, as the effect would be immaterial.

                             SOUTHTRUST CORPORATION

SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities purchased under resale agreements and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions. They are recorded at the current fair value of the securities including accrued interest. It is the Company's policy to take possession of securities purchased under resale agreements. The market values of these securities are monitored and additional collateral is obtained when deemed appropriate. In addition to obtaining additional collateral, a mark to market adjustment can be made by the Company, if necessary. The Company requires collateral between 96% and 98% of the securities' value. As of December 31, 2003 and 2002, the Company had no securities purchased under resale agreements.

     Securities sold under agreements to repurchase are held in safekeeping in a custodian account. See Note C for amounts and classifications of such pledged securities.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company uses derivative financial instruments for various purposes. All derivatives are recorded as assets or liabilities and are recognized on the balance sheet at their fair values.

     Certain derivative instruments are used as part of the Company's asset/liability management to manage interest rate risk. The Company has entered into interest rate swap agreements, which are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Also, the Company's mortgage banking subsidiary has derivatives in the form of forward sales commitments, which are commitments for future sales of closed mortgage loans that are in the warehouse. These closed loans are commonly referred to as the "inventory" of loans awaiting sale to third parties in the secondary market at a specified price. Derivatives that are designated as hedging instruments are linked to specific assets or liabilities. Also, these derivatives have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

     On the date a derivative contract is entered into, the Company may designate the derivative as (1) a hedge of the fair value of a recognized fixed-rate asset or liability ("fair value" hedge), or (2) a hedge of the variability of floating-rate asset or liability cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair value hedge, along with the mark-to-market on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as non-interest income or non-interest expense as applicable. The effective portion of the changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income ("OCI") until earnings are affected by the variability of cash flows (for example, when periodic settlements on a floating-rate asset or liability are recorded in earnings), while the ineffective portion, if any, is recognized in current period earnings.

     At the inception of a hedging relationship, the Company documents the relationship between the hedging instrument and hedged item, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet. The Company assesses, both at the hedge's inception and on an ongoing basis, whether the hedge has been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future. For a hedge to be highly effective, the change in the fair value of the derivative due to the designated hedged risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities over the term of the hedge.

     When it is determined that a derivative is not highly effective as a hedge, that it is not expected to be a highly effective hedge in the future, or the derivative instrument is sold, the Company discontinues hedge

                             SOUTHTRUST CORPORATION
accounting prospectively. For fair value hedges, the mark-to-market on the hedged item is discontinued, and the basis adjustment related to the hedged item is amortized or accreted to income over the remaining life of the asset or liability. For cash flow hedges, the mark-to-market on the hedged item through OCI is discontinued, and the remaining basis adjustment recorded in accumulated OCI is reclassified into earnings in the same period in which earnings are affected by the variability of cash flows.

     Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

     The Company enters into various contracts to provide derivative products to customers and enters into offsetting positions with third parties. Such derivatives do not qualify for hedge accounting. In addition, the Company's mortgage banking subsidiary enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value with changes in fair value recorded in non-interest income or non-interest expense as applicable. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company's mortgage banking subsidiary also has corresponding forward sales commitments related to these interest rate lock commitments, which are recorded at fair value with changes in fair value recorded in non-interest income or non-interest expense as applicable.

     The Company performs an analysis of the creditworthiness of all third parties providing derivative instruments.

OFF-BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS

     In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded when they are funded.

PENSION ACCOUNTING

     The Company accounts for its defined benefit pension plans using an actuarial model required by SFAS 87, Employers' Accounting for Pensions. The compensation cost of an employee's pension benefit is recognized on the projected unit credit method over the employee's approximate service period. The aggregate cost method is utilized for funding purposes.

STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for employee stock compensation plans and, accordingly, does not recognize compensation cost for stock options granted when the option price is greater than or equal to the underlying stock price at the grant date. This accounting method is referred to as the intrinsic value method. The Company follows the pro-forma disclosures of SFAS 123, Accounting for Stock-Based Compensation, as amended, using the fair value method of accounting for stock-based compensation. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

                             SOUTHTRUST CORPORATION

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation based on the assumptions noted in Note P herein:

                                                          2003          2002          2001
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income -- as reported............................   $705,186      $649,871      $554,468
Deduct: Stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of tax.................................     10,526         9,330         5,028
                                                        --------      --------      --------
Net income -- pro forma..............................   $694,660      $640,541      $549,440
                                                        ========      ========      ========
Earnings per share -- as reported
  Basic..............................................   $   2.08      $   1.87      $   1.62
  Diluted............................................       2.06          1.85          1.61
Earnings per share -- pro forma
  Basic..............................................   $   2.05      $   1.85      $   1.61
  Diluted............................................       2.03          1.83          1.59

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding, including contingently issuable shares where all conditions have been satisfied, for each of the three years in the period ended December 31, 2003. Diluted EPS reflects additional common shares that would have been outstanding if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate primarily to outstanding stock options, which are determined using the treasury stock method.

     A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three years ended December 31 is as follows:

                                                          2003          2002          2001
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic:
  Net income.........................................   $705,186      $649,871      $554,468
     Average common shares outstanding...............    337,929       346,731       341,425
     Service contingency.............................        523            --            --
                                                        --------      --------      --------
  Average basic shares outstanding...................    338,452       346,731       341,425
                                                        --------      --------      --------
  Earnings per share.................................   $   2.08      $   1.87      $   1.62
                                                        ========      ========      ========
Diluted:
  Net income.........................................   $705,186      $649,871      $554,468
     Average common shares outstanding...............    337,929       346,731       341,425
     Service contingency.............................        523            --            --
     Dilutive effect of options issued...............      4,046         4,206         3,869
                                                        --------      --------      --------
  Average diluted shares outstanding.................    342,498       350,937       345,294
                                                        --------      --------      --------
  Earnings per share.................................   $   2.06      $   1.85      $   1.61
                                                        ========      ========      ========

                             SOUTHTRUST CORPORATION

     In addition, the Company had 221,918 options issued that were not included in the calculation of diluted EPS for the year ended December 31, 2001, as the exercise price of these options was in excess of the average market price. There were no such excluded options for the years ended December 31, 2003 and 2002.

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is the total of net income and all other non-owner changes in equity. Items that are to be recognized under accounting standards as components of comprehensive income (loss) are displayed in the Consolidated Statements of Stockholders' Equity and Comprehensive Income.

     In the calculation of comprehensive income (loss), certain reclassification adjustments are made to avoid double-counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income (loss) in that period or earlier periods. The disclosure of the reclassification amount for the three years ended December 31 is as follows:

                                                                             2003
                                                             ------------------------------------
                                                             BEFORE TAX   TAX EFFECT   NET OF TAX
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Change in unrealized gain (loss) on available-for-sale
  securities:
Unrealized holding losses arising during the period........  $(266,963)    $ 75,781    $(191,182)
Less: net realized gains...................................         23           (9)          14
                                                             ---------     --------    ---------
Unrealized loss on available-for-sale securities...........   (266,986)      75,790     (191,196)
                                                             ---------     --------    ---------
Change in fair value of derivatives used as cash flow
  hedges:
Unrealized holding gains arising during the period.........     13,515       (5,136)       8,379
Less: reclassification adjustment..........................     27,631      (10,500)      17,131
                                                             ---------     --------    ---------
Unrealized loss on derivatives used as cash flow hedges....    (14,116)       5,364       (8,752)
                                                             ---------     --------    ---------
Additional minimum benefit liability adjustment............     (7,984)       3,034       (4,950)
                                                             ---------     --------    ---------
Total Other Comprehensive Income (Loss)....................  $(289,086)    $ 84,188    $(204,898)
                                                             =========     ========    =========

                                                                              2002
                                                              ------------------------------------
                                                              BEFORE TAX   TAX EFFECT   NET OF TAX
                                                              ----------   ----------   ----------
                                                                         (IN THOUSANDS)
Change in unrealized gain (loss) on available-for-sale
  securities:
Unrealized holding gains arising during the period..........   $364,123    $(119,733)    $244,390
Less: net realized gains....................................      4,033       (1,533)       2,500
                                                               --------    ---------     --------
Unrealized gain on available-for-sale securities............    360,090     (118,200)     241,890
                                                               --------    ---------     --------
Change in fair value of derivatives used as cash flow
  hedges:
Unrealized holding gains arising during the period..........     46,601      (30,463)      16,138
Less: reclassification adjustment...........................     18,297       (6,953)      11,344
                                                               --------    ---------     --------
Unrealized gain on derivatives used as cash flow hedges.....     28,304      (23,510)       4,794
                                                               --------    ---------     --------
Additional minimum benefit liability adjustment.............     (4,492)       1,707       (2,785)
                                                               --------    ---------     --------
Total Other Comprehensive Income (Loss).....................   $383,902    $(140,003)    $243,899
                                                               ========    =========     ========

                             SOUTHTRUST CORPORATION

                                                                              2001
                                                              ------------------------------------
                                                              BEFORE TAX   TAX EFFECT   NET OF TAX
                                                              ----------   ----------   ----------
                                                                         (IN THOUSANDS)
Change in unrealized gain (loss) on available-for-sale
  securities:
Unrealized holding gains arising during the period..........   $105,367     $(31,704)    $ 73,663
Less: net realized gains....................................      6,505       (2,471)       4,034
                                                               --------     --------     --------
Unrealized gain on available-for-sale securities............     98,862      (29,233)      69,629
                                                               --------     --------     --------
Change in fair value of derivatives used as cash flow
  hedges:
Unrealized holding gains arising during the period..........     44,984       (4,339)      40,645
Less: reclassification adjustment...........................     11,420       (4,339)       7,081
                                                               --------     --------     --------
Unrealized gain on derivatives used as cash flow hedges.....     33,564           --       33,564
                                                               --------     --------     --------
Total Other Comprehensive Income (Loss).....................   $132,426     $(29,233)    $103,193
                                                               ========     ========     ========

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 132 (revised 2003) -- Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106 and a replacement of FASB Statement No. 132

     In December 2003, the FASB issued SFAS 132 (revised 2003), which revises employers' disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, investment strategy, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement is effective for financial statements ending after December 15, 2003. The effect of this Statement is reflected in the disclosures noted in Note O herein.

SFAS 150 -- Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument that is a liability under this Statement is an obligation that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the

                             SOUTHTRUST CORPORATION
beginning of the first interim period beginning after June 15, 2003. The Company currently does not have any of these types of financial instruments and therefore the effect of this Statement on the Consolidated Financial Statements was not material.

FASB Interpretation ("FIN") 46 and 46R -- Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation were effective for all financial statements issued after January 31, 2003. The consolidation requirements applied to all variable interest entities created after January 31, 2003. This Interpretation was amended in October 2003 by FASB Staff Position ("FSP") 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This FSP deferred the effective date for applying the provisions of FIN 46 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. As amended, public companies were to apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remained in existence as of the end of annual or interim periods ending after December 15, 2003. In December 2003, FIN 46R was issued, which again deferred the effective date for interests held by public companies in special-purpose entities for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The Company adopted FIN 46 as of July 1, 2003 and the effect of this Interpretation on the Consolidated Financial Statements was not material.

NOTE B -- BUSINESS COMBINATIONS

     During 2003 and 2002, the Company completed the following acquisitions:

DATE                            INSTITUTION                     LOCATION      ASSETS   LOANS    DEPOSITS
----                            -----------                     --------      ------   -----    --------
                                                                                (DOLLARS IN MILLIONS)
April 4, 2003   Founders Bancshares, Inc....................  Dallas, Texas   $113.4   $ 82.1    $103.8
March 1, 2002   Landmark Bankshares, Inc....................  Euless, Texas   $170.8   $108.4    $154.6

               CONSIDERATION
               --------------
                       COMMON    GOODWILL
DATE           CASH    SHARES   RECOGNIZED
----           ----    ------   ----------
                  (DOLLARS IN MILLIONS)
April 4, 2003  $23.2      --      $14.8
March 1, 2002  $38.9      --      $27.2

     Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Financial Statements. All acquisitions completed during 2003 and 2002 were immaterial to the Company in the aggregate, therefore no pro forma disclosures of financial results are provided.

     The primary reasons for the Company's business combinations are to provide business development opportunities in metropolitan markets with favorable prospects for population and per capita income growth.

     On February 5, 2004, the Company signed a definitive agreement for the acquisition of FloridaFirst Bancorp, Inc. ("FloridaFirst") in Lakeland, Florida. According to the agreement, the Company will pay approximately $146 million for all of the outstanding shares of FloridaFirst. Shareholders of FloridaFirst may elect to receive cash or stock or a combination of both. FloridaFirst had total assets of approximately $821 million as of December 31, 2003. This acquisition is expected to close in the second quarter of 2004 and is subject to certain closing conditions and regulatory approval.

NOTE C -- REGULATORY REQUIREMENTS AND RESTRICTIONS ON CERTAIN ASSETS

     The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company

                             SOUTHTRUST CORPORATION
and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require that the Company and its subsidiary bank to maintain minimum amounts and ratios, as set forth in the schedule below, of Tier 1 and Total capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to adjusted average total assets (as defined). As of December 31, 2003, the Company and its subsidiary bank exceed all capital adequacy requirements imposed by its regulators.

     As of December 31, 2003 and 2002, SouthTrust Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, SouthTrust Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There have been no conditions or events since December 31, 2003 that Management believes has changed the institution's category.

     Actual capital amounts, as well as required and well-capitalized Tier 1 Capital, Total Capital, and Tier 1 Leverage ratios as of December 31 for the Company and its subsidiary bank are as follows:

                                                                                   TO BE WELL
                                                                               CAPITALIZED UNDER
                                                             FOR CAPITAL       PROMPT CORRECTIVE
                                           ACTUAL         ADEQUACY PURPOSES    ACTION PROVISIONS
                                     ------------------   ------------------   ------------------
                                       AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                     ----------   -----   ----------   -----   ----------   -----
                                                        (DOLLARS IN THOUSANDS)
2003
Tier 1 Capital:
  SouthTrust Corporation...........  $3,429,265    7.77%  $1,766,120   4.00%          N/A     N/A
  SouthTrust Bank..................   3,402,168    7.74    1,758,341   4.00    $2,637,512    6.00%
Total Capital:
  SouthTrust Corporation...........  $4,715,473   10.68%  $3,532,240   8.00%          N/A     N/A
  SouthTrust Bank..................   4,688,376   10.67    3,516,683   8.00    $4,395,854   10.00%
Tier 1 Leverage:
  SouthTrust Corporation...........  $3,429,265    6.78%  $2,024,627   4.00%          N/A     N/A
  SouthTrust Bank..................   3,402,168    6.75    2,016,088   4.00    $2,520,110    5.00%
2002
Tier 1 Capital:
  SouthTrust Corporation...........  $3,494,796    8.15%  $1,715,607   4.00%          N/A     N/A
  SouthTrust Bank..................   3,610,221    8.45    1,708,987   4.00    $2,563,480    6.00%
Total Capital:
  SouthTrust Corporation...........  $4,758,297   11.09%  $3,431,214   8.00%          N/A     N/A
  SouthTrust Bank..................   4,783,722   11.20    3,417,973   8.00    $4,272,467   10.00%
Tier 1 Leverage:
  SouthTrust Corporation...........  $3,494,796    7.13%  $1,960,142   4.00%          N/A     N/A
  SouthTrust Bank..................   3,610,221    7.40    1,952,366   4.00    $2,440,458    5.00%

                             SOUTHTRUST CORPORATION

     The Company's subsidiary bank is required either by law or regulation to maintain cash reserves with the Federal Reserve Bank or in accounts with other banks. The average amount of reserve balances for the year ended December 31, 2003 was approximately $251.5 million.

     As of December 31, 2003, available-for-sale securities of $4,989.3 million and held-to-maturity securities of $62.8 million were pledged to secure public deposits. As of December 31, 2002, available-for-sale securities of $5,676.5 million and held-to-maturity securities of $144.2 million were pledged to secure public deposits.

     Also, available-for-sale securities of $1,665.6 million and held-to-maturity securities of $18.9 million were pledged to secure securities sold under agreements to repurchase at December 31, 2003. As of December 31, 2002, available-for-sale securities of $1,935.1 million and held-to-maturity securities of $40.6 million were pledged to secure securities sold under agreements to repurchase.

     The Company pledged $2,182.4 million in available-for-sale securities and $2,426.8 million in 1-4 family mortgages against FHLB advances at December 31, 2003. As of December 31, 2002, the Company pledged $2,902.3 million in available-for-sale securities, $29.5 million in held-to-maturity securities, and $2,667.1 million in 1-4 family mortgages, home equity and commercial real estate loans against FHLB advances.

     The Company has pledged $44.7 million in available-for-sale securities at December 31, 2003, to support first-loss guarantees on securitizations discussed further in Note N.

     Also, the Company has pledged certain assets, consisting primarily of securities and mortgage loans, to secure a line of credit with the FHLB of Atlanta totaling $5.0 billion. This line is maintained for liquidity and other treasury management purposes. This line of credit has no expiration date. At December 31, 2003 and 2002, there were no outstanding balances under this credit facility.

     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made to the Company by its subsidiary bank. At December 31, 2003, $244.7 million of the net assets of the Company's subsidiaries, primarily SouthTrust Bank, was available for payment as dividends without prior regulatory approval. Substantially all other net assets were restricted as to payments to the parent company. Additionally, loans or advances to the Company are limited to 10% of the subsidiary bank's capital stock and surplus on a secured basis.

     On January 15, 2003, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company's common stock, and 17.9 million shares were repurchased during 2003. On January 21, 2004, the Company's Board of Directors again authorized the repurchase of up to $300 million of the Company's common stock, which requires the use of parent company cash. The Company obtains this cash in part through special dividends from its subsidiary bank. These dividends will be in excess of the normal dividends paid by the subsidiary bank to the Company and will reduce the overall dividend capacity as described above.

                             SOUTHTRUST CORPORATION

NOTE D -- AVAILABLE-FOR-SALE SECURITIES AND HELD-TO-MATURITY SECURITIES

     The amortized costs, unrealized gross gains and losses, and fair values at December 31 are as follows:

                                       AVAILABLE-FOR-SALE SECURITIES
                            ---------------------------------------------------
                                                   2003
                            ---------------------------------------------------
                                          UNREALIZED   UNREALIZED
                             AMORTIZED      GROSS        GROSS         FAIR
                               COST          GAIN         LOSS         VALUE
                            -----------   ----------   ----------   -----------
                                              (IN THOUSANDS)
U.S. Treasury
  securities..............  $    49,025    $  1,664     $   (303)   $    50,386
U.S. Government agency
  securities..............    1,616,819      21,188       (4,142)     1,633,865
Mortgage-backed securities
  and collateralized
  mortgage obligations....    8,723,162     145,870      (26,192)     8,842,840
Obligations of states and
  political
  subdivisions............      338,284      24,459          (52)       362,691
Other debt securities.....      201,511         203          (19)       201,695
Equity securities.........       43,948       9,260           --         53,208
Restricted equity
  securities..............      281,250          --           --        281,250
                            -----------    --------     --------    -----------
  Totals..................  $11,253,999    $202,644     $(30,708)   $11,425,935
                            ===========    ========     ========    ===========

                                          AVAILABLE-FOR-SALE SECURITIES
                              ---------------------------------------------------
                                  2002                      2002
                              -----------   -------------------------------------
                                            UNREALIZED   UNREALIZED
                               AMORTIZED      GROSS        GROSS         FAIR
                                 COST          GAIN         LOSS         VALUE
                              -----------   ----------   ----------   -----------
                                                 (IN THOUSANDS)
U.S. Treasury
  securities..............    $    36,476    $  2,400      $  --      $    38,876
U.S. Government agency
  securities..............      2,628,218      77,276         (1)       2,705,493
Mortgage-backed securities
  and collateralized
  mortgage obligations....      6,311,146     314,598         --        6,625,744
Obligations of states and
  political
  subdivisions............        333,631      19,927       (215)         353,343
Other debt securities.....        550,353         327       (184)         550,496
Equity securities.........         35,851      24,869        (75)          60,645
Restricted equity
  securities..............        310,037          --         --          310,037
                              -----------    --------      -----      -----------
  Totals..................    $10,205,712    $439,397      $(475)     $10,644,634
                              ===========    ========      =====      ===========

                                        HELD-TO-MATURITY SECURITIES
                            ---------------------------------------------------
                                                   2003
                            ---------------------------------------------------
                                          UNREALIZED   UNREALIZED
                             AMORTIZED      GROSS        GROSS         FAIR
                               COST          GAIN         LOSS         VALUE
                            -----------   ----------   ----------   -----------
                                              (IN THOUSANDS)
U.S. Treasury
  securities..............  $       500    $      3     $     --    $       503
U.S. Government agency
  securities..............        2,500         110           --          2,610
Mortgage-backed securities
  and collateralized
  mortgage obligations....       75,672       4,778           (5)        80,445
Obligations of states and
  political
  subdivisions............       32,720       3,508           --         36,228
Other debt securities.....      120,339      18,747           --        139,086
                            -----------    --------     --------    -----------
  Totals..................  $   231,731    $ 27,146     $     (5)   $   258,872
                            ===========    ========     ========    ===========

                                         HELD-TO-MATURITY SECURITIES
                             ---------------------------------------------------
                                 2002                      2002
                             -----------   -------------------------------------
                                           UNREALIZED   UNREALIZED
                              AMORTIZED      GROSS        GROSS         FAIR
                                COST          GAIN         LOSS         VALUE
                             -----------   ----------   ----------   -----------
                                               (IN THOUSANDS)
U.S. Treasury
  securities..............   $     1,499    $     33      $  --      $     1,532
U.S. Government agency
  securities..............        23,009         588         --           23,597
Mortgage-backed securities
  and collateralized
  mortgage obligations....       158,116      10,084         (1)         168,199
Obligations of states and
  political
  subdivisions............        40,680       4,338       (104)          44,914
Other debt securities.....       145,487      16,858         --          162,345
                             -----------    --------      -----      -----------
  Totals..................   $   368,791    $ 31,901      $(105)     $   400,587
                             ===========    ========      =====      ===========

                             SOUTHTRUST CORPORATION

     The amortized costs and approximate fair values of securities at December 31, 2003, by contractually scheduled maturity, are as shown below (expected maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties):

                                                   AVAILABLE-FOR-SALE         HELD-TO-MATURITY
                                                -------------------------   --------------------
                                                 AMORTIZED       FAIR       AMORTIZED     FAIR
                                                   COST          VALUE        COST       VALUE
                                                -----------   -----------   ---------   --------
                                                                 (IN THOUSANDS)
Due in one year or less.......................  $   247,240   $   247,630   $  3,795    $  3,826
Due after one year through five years.........      353,566       356,645     74,648      83,276
Due after five years through ten years........    1,555,952     1,592,160     49,861      59,057
Due after ten years...........................       48,881        52,202     27,755      32,268
                                                -----------   -----------   --------    --------
Subtotal......................................    2,205,639     2,248,637    156,059     178,427
Mortgage-backed securities and collateralized
  mortgage obligations........................    8,723,162     8,842,840     75,672      80,445
Equity securities.............................       43,948        53,208         --          --
Restricted equity securities..................      281,250       281,250         --          --
                                                -----------   -----------   --------    --------
          Totals..............................  $11,253,999   $11,425,935   $231,731    $258,872
                                                ===========   ===========   ========    ========

     Proceeds from sales of available-for-sale securities were $2,466.9 million, $1,140.3 million, and $476.3 million, in 2003, 2002, and 2001, respectively. Gross gains of $30.1 million, $12.6 million, and $7.0 million, and gross losses of $30.1 million, $8.6 million, and $0.5 million were realized on those sales, respectively.

     During 2002, held-to-maturity securities with a net carrying amount of $10.0 million were sold due to deterioration in the issuers' creditworthiness below the company's investment policies, and a loss of $1.4 million was recognized. There were no sales of held-to-maturity securities during 2001.

     The following table shows our combined investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

                                  LESS THAN 12 MONTHS     12 MONTHS OR MORE             TOTAL
                                -----------------------   ------------------   -----------------------
                                   FAIR      UNREALIZED   FAIR    UNREALIZED      FAIR      UNREALIZED
                                  VALUE        LOSSES     VALUE     LOSSES       VALUE        LOSSES
                                ----------   ----------   -----   ----------   ----------   ----------
U.S. Treasury securities......  $   10,000    $   303     $ --      $  --      $   10,000    $   303
U.S. Government agency
  securities..................     157,288      4,142       --         --         157,288      4,142
Mortgage-backed securities and
  collateralized mortgage
  obligations.................   3,000,309     26,197       --         --       3,000,309     26,197
Obligations of states and
  political subdivisions......       5,786         52       --         --           5,786         52
Other debt securities.........          --         19       --         --              --         19
Equity securities.............          --         --       --         --              --         --
                                ----------    -------     -----     -----      ----------    -------
          Totals..............  $3,173,383    $30,713     $ --      $  --      $3,173,383    $30,713
                                ==========    =======     =====     =====      ==========    =======

     At December 31, 2003, the Company had 9 individual investment positions that were in an unrealized loss position or impaired for the timeframes indicated above. All of these investment positions' impairments are deemed not to be other-than-temporary impairments. The majority of the positions are backed by 1-4 family mortgages and the related securities have experienced volatility in their market prices as a result of the fluctuating home mortgage interest rate environment during 2003. Other positions not backed by

                             SOUTHTRUST CORPORATION

1-4 family mortgages have experienced volatility in their market prices as a result of current market conditions, with no credit concerns related to the entities that issued the positions. The Company does not expect any other-than-temporary impairments to develop related to these investment positions.

NOTE E -- LOANS

     The classifications of loans at December 31 are as follows:

                                                                2003          2002
                                                             -----------   -----------
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural.....................  $13,080,092   $12,592,745
Real estate construction...................................    5,347,023     5,215,372
Commercial real estate mortgage............................    7,326,345     7,303,373
Residential real estate mortgage...........................    6,680,977     6,123,141
Loans to individuals.......................................    1,637,010     1,869,500
Lease financing:
  Commercial leases........................................      680,484       681,007
  Auto leases..............................................      759,505       698,090
                                                             -----------   -----------
                                                              35,511,436    34,483,228
Unearned income............................................     (231,243)     (245,649)
Allowance for loan losses..................................     (501,208)     (498,501)
                                                             -----------   -----------
     Net loans.............................................  $34,778,985   $33,739,078
                                                             ===========   ===========

     In the normal course of business, loans are made to directors and executive officers of the Company and its subsidiaries. These related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with others. Such loans do not involve more than normal risk of collectibility nor do they present other unfavorable features. As of December 31, 2003 and 2002, respectively, $152.5 million and $252.4 million of these loans were outstanding.

     The Company's largest loan grouping is commercial, financial and agricultural loans, which totaled $13,080.1 million or 36.9% of total loans at December 31, 2003 and $12,592.7 million or 36.5% of total loans at December 31, 2002. Commercial real estate mortgage loans as a group share similar credit risk characteristics including sensitivity to economic conditions that may affect occupancy and/or rental rates of the underlying collateral. Loan types other than commercial real estate mortgages have widely diversified credit risks. For this reason, the Company considers all commercial real estate mortgage loans, primarily multi-family apartment housing, retail spaces and office buildings, to be its largest credit concentration. These loans are primarily located in Alabama, Florida, Georgia and Texas, with a smaller concentration in other states. There were no significant industry concentrations within the total loan portfolio, and the Company's geographic loan distribution is concentrated in the southern markets served by the Company at December 31, 2003 and 2002.

                             SOUTHTRUST CORPORATION

NOTE F -- ALLOWANCE FOR LOAN LOSSES

     The following is an analysis of changes in the allowance for loan losses for the years ended December 31:

                                                      2003        2002        2001
                                                    ---------   ---------   ---------
                                                             (IN THOUSANDS)
Balance at beginning of year......................  $ 498,501   $ 483,124   $ 450,348
  Provision charged to operations.................    124,550     126,732     118,293
  Loans charged-off...............................   (140,417)   (127,620)   (125,758)
  Recoveries on loans previously charged-off......     17,034      14,102      14,150
                                                    ---------   ---------   ---------
     Net loans charged-off........................   (123,383)   (113,518)   (111,608)
  Allowance from acquisitions.....................      1,540       2,163      26,091
                                                    ---------   ---------   ---------
Balance at end of year............................  $ 501,208   $ 498,501   $ 483,124
                                                    =========   =========   =========

     The Company had $177.5 million and $175.5 million of non-performing loans at December 31, 2003 and 2002, respectively. In addition, accruing loans 90 days or more past due totaled $62.9 million and $72.6 million at December 31, 2003 and 2002, respectively.

     The recorded investment in impaired loans, as defined by SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended, at December 31, 2003 was $150.3 million and at December 31, 2002 was $144.2 million. The Company had $20.4 million of specific allowance related to $93.1 million of these loans at December 31, 2003. The Company had $25.0 million of specific allowance related to $128.7 million of these loans at December 31, 2002. The average investment in these loans for the years ended December 31, 2003, 2002, and 2001 was approximately $162.3 million, $157.0 million, and $162.2 million, respectively.

     Had income on non-accrual loans been recorded under original terms, $8.0 million, $10.1 million. and $8.2 million of interest income would have been recorded in 2003, 2002, and 2001, respectively. The amount of interest income on those loans that was included in net income in 2003, 2002, and 2001 was immaterial.

NOTE G -- PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment at December 31:

                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Land........................................................  $  273,600   $  246,603
Buildings and improvements..................................     673,333      639,344
Equipment...................................................     397,050      429,187
                                                              ----------   ----------
                                                               1,343,983    1,315,134
Less accumulated depreciation...............................     406,720      396,172
                                                              ----------   ----------
          Totals............................................  $  937,263   $  918,962
                                                              ==========   ==========

                             SOUTHTRUST CORPORATION

     At December 31, 2003, the Company was obligated under various cancelable and non-cancelable leases for premises and equipment. Certain leases contain various renewal options that are priced at market rates. Certain automatic teller machine ("ATM") lease payments are based on the number of transactions performed at the machine; these payments are not estimable and therefore are not included in the future minimum rental commitments amounts below. Total rental expense for the years ended December 31, 2003, 2002, and 2001 was $45.1 million, $48.8 million and $46.7 million, respectively. Future minimum rental commitments as of December 31, 2003 for all non-cancelable leases with initial terms of more than one year are as follows:

                                                       PREMISES   EQUIPMENT    TOTAL
                                                       --------   ---------   --------
                                                               (IN THOUSANDS)
2004.................................................  $ 34,490    $1,615     $ 36,105
2005.................................................    28,585       963       29,548
2006.................................................    22,451       248       22,699
2007.................................................    15,409        --       15,409
2008.................................................    12,404        --       12,404
  Thereafter.........................................    42,756        --       42,756
                                                       --------    ------     --------
          Totals.....................................  $156,095    $2,826     $158,921
                                                       ========    ======     ========

NOTE H -- GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table details the change in the carrying amount of goodwill for the years ended December 31:

                                                                       2003
                                                         --------------------------------
                                                         COMMERCIAL   REGIONAL    TOTAL
                                                          BANKING     BANKING    GOODWILL
                                                         ----------   --------   --------
                                                                  (IN MILLIONS)
Balance at 12/31/02....................................    $293.5      $467.4     $760.9
Goodwill acquired......................................       5.2         9.6       14.8
                                                           ------      ------     ------
Balance at 12/31/03....................................    $298.7      $477.0     $775.7
                                                           ======      ======     ======

                                                                       2002
                                                         --------------------------------
                                                         COMMERCIAL   REGIONAL    TOTAL
                                                          BANKING     BANKING    GOODWILL
                                                         ----------   --------   --------
                                                                  (IN MILLIONS)
Balance at 12/31/01....................................    $283.6      $448.6     $732.2
Goodwill acquired......................................       9.4        17.8       27.2
Other..................................................       0.5         1.0        1.5
                                                           ------      ------     ------
Balance at 12/31/02....................................    $293.5      $467.4     $760.9
                                                           ======      ======     ======

                             SOUTHTRUST CORPORATION

     The following table is a reconciliation of net income, basic earnings per share, and diluted earnings per share with and without goodwill amortization for the years ended December 31:

                                                              2003     2002     2001
                                                             ------   ------   ------
                                                             (IN MILLIONS, EXCEPT PER
                                                                   SHARE DATA)
Reported net income........................................  $705.2   $649.9   $554.5
Add back: goodwill amortization, net of applicable taxes...      --       --     20.9
                                                             ------   ------   ------
Adjusted net income........................................  $705.2   $649.9   $575.4
                                                             ======   ======   ======
Basic earnings per share:
  Reported net income......................................  $ 2.08   $ 1.87   $ 1.62
  Goodwill amortization....................................      --       --     0.07
                                                             ------   ------   ------
  Adjusted net income......................................  $ 2.08   $ 1.87   $ 1.69
                                                             ======   ======   ======
Diluted earnings per share:
  Reported net income......................................  $ 2.06   $ 1.85   $ 1.61
  Goodwill amortization....................................      --       --     0.06
                                                             ------   ------   ------
  Adjusted net income......................................  $ 2.06   $ 1.85   $ 1.67
                                                             ======   ======   ======

     The Company's core deposit intangible assets were $23.8 million as of December 31, 2003, with an original cost of $172.0 million and accumulated amortization of $148.2 million. As of December 31, 2002, the Company's core deposit intangible assets were $37.0 million, with an original cost of $172.0 million and accumulated amortization of $135.0 million. Amortization expense during 2003, 2002, and 2001 was $13.2 million, $14.2 million, and $13.7 million, respectively. Estimated amortization expense related to core deposit intangible assets for the next five years is as follows: $10.9 million in 2004, $5.1 million in 2005, $2.6 million in 2006 and 2007, and $2.1 million in 2008.

NOTE I -- DEPOSITS

     The ending balance of deposits and average rates paid on deposits are summarized for the last two years in the following table:

                                                          YEAR ENDED DECEMBER 31,
                                                    -----------------------------------
                                                          2003               2002
                                                    ----------------   ----------------
                                                     AMOUNT     RATE    AMOUNT     RATE
                                                    ---------   ----   ---------   ----
                                                           (DOLLARS IN MILLIONS)
Demand deposits:
  Non-interest-bearing............................  $ 5,374.0          $ 4,652.5
  Interest-bearing................................    4,984.8   0.73%    4,520.7   0.98%
Savings deposits..................................    2,354.2   0.67     2,317.5   1.20
Time deposits.....................................   22,033.6   1.78    21,454.7   2.54
                                                    ---------          ---------
          Totals..................................  $34,746.6          $32,945.4
                                                    =========          =========

     The aggregate amount of time deposits of $100,000 or more at December 31, 2003 and 2002 were $7,467.9 million and $7,219.8 million, respectively.

                             SOUTHTRUST CORPORATION

     At December 31, 2003, the scheduled maturities of total time deposits are as follows:

                                                               (IN MILLIONS)
                                                               -------------
2004........................................................     $18,988.6
2005........................................................       2,178.1
2006........................................................         455.6
2007........................................................         138.6
2008........................................................         130.0
  Thereafter................................................         142.7
                                                                 ---------
          Total.............................................     $22,033.6
                                                                 =========

NOTE J -- SHORT-TERM BORROWINGS

     The following presents information concerning short-term borrowings at December 31, 2003, 2002, and 2001. Such short-term borrowings are issued on normal banking terms.

                                                           2003       2002       2001
                                                         --------   --------   --------
                                                             (DOLLARS IN MILLIONS)
Federal funds purchased:
  Balance at year end..................................  $4,094.5   $2,779.3   $3,416.4
  Average outstanding balance..........................   2,963.7    3,314.8    4,086.3
  Maximum month-end balance............................   4,449.5    4,848.7    4,897.3
  Daily weighted-average rate during year..............      1.15%      1.81%      4.03%
  Weighted-average rate at year end....................      1.01       1.33       2.08
Securities sold under agreements to repurchase:
  Balance at year end..................................  $1,682.9   $1,977.0   $2,395.4
  Average outstanding balance..........................   1,993.5    2,326.0    2,578.1
  Maximum month-end balance............................   2,096.1    2,444.8    2,863.1
  Daily weighted-average rate during year..............      0.87%      1.46%      3.59%
  Weighted-average rate at year end....................      0.69       1.01       1.62
Other short-term borrowings:
  Balance at year end..................................  $   97.5   $  509.7   $  113.5
  Average outstanding balance..........................     235.5      207.4      389.9
  Maximum month-end balance............................     473.5      552.1    1,071.9
  Daily weighted-average rate during year..............      1.89%      2.19%      5.19%
  Weighted-average rate at year end....................      2.68       1.87       2.56
Total short-term borrowings:
  Balance at year end..................................  $5,874.9   $5,266.0   $5,925.3
  Average outstanding balance..........................   5,192.7    5,848.2    7,054.3
  Maximum month-end balance............................   6,819.3    6,997.2    8,021.8
  Daily weighted-average rate during year..............      1.08%      1.69%      3.93%
  Weighted-average rate at year end....................      0.90       1.25       1.92

                             SOUTHTRUST CORPORATION

NOTE K -- FEDERAL HOME LOAN BANK ADVANCES

     The Company uses FHLB advances as an alternative to other funding sources with similar maturities. These advances are direct obligations of the Company's wholly owned subsidiary, SouthTrust Bank.

     The following summarizes information concerning FHLB advances at December
31:

                                                    2003          2002          2001
                                                 -----------   -----------   -----------
                                                          (DOLLARS IN MILLIONS)
Balance at end of year.........................  $   3,580.8   $   4,470.9   $   4,221.1
Average outstanding balance....................      3,921.6       4,351.0       4,130.2
Maximum month end balance......................      4,470.9       4,471.0       4,251.7
Daily weighted average rate during the year....         3.87%         4.66%         5.45%
Weighted-average remaining maturity............   5.93 years    4.49 years    5.60 years

     Of the $3,580.8 million balance of FHLB advances, $2,430.8 million had fixed interest rates with an average rate of 3.83% and $1,150.0 had floating rates with an average rate of 2.75% at December 31, 2003. Also, $2,630.0 million of FHLB advances outstanding at December 31, 2003 were callable at the discretion of the FHLB. See related discussion in Note C regarding securities and loans pledged against FHLB advances at December 31, 2003.

     Contractual maturities of FHLB advances outstanding at December 31, 2003 are summarized as follows:

                                                               (IN MILLIONS)
                                                               -------------
2004........................................................     $  400.0
2005........................................................        750.0
2006........................................................        200.0
2007........................................................           --
2008........................................................        200.2
Thereafter..................................................      2,030.6
                                                                 --------
          Totals............................................     $3,580.8
                                                                 ========

NOTE L -- LONG-TERM DEBT

     A summary of long-term debt at December 31 follows:

                                                                2003       2002
                                                              --------   --------
                                                                 (IN MILLIONS)
SouthTrust Corporation:
7.00% Debentures repaid in 2003.............................  $     --   $  100.0
7.625% Subordinated Notes due May 1, 2004...................     100.0      100.0
8.625% Subordinated Notes due May 15, 2004..................     100.0      100.0
8.00% Subordinated Notes repaid in 2003.....................        --       50.0
Basis Adjustment on Long-Term Debt Hedged...................       4.2       18.8
                                                              --------   --------
                                                                 204.2      368.8

                             SOUTHTRUST CORPORATION

                                                                2003       2002
                                                              --------   --------
                                                                 (IN MILLIONS)
SouthTrust Bank:
7.00% Subordinated Notes due November 15, 2008..............     200.0      200.0
4.75% Subordinated Notes due March 1, 2013..................     150.0         --
Variable Rate Subordinated Notes due December 29, 2017......      25.0       25.0
7.74% Subordinated Notes due May 15, 2025...................      50.0       50.0
7.69% Subordinated Capital Notes due May 15, 2025...........     100.0      100.0
6.565% Subordinated Notes due December 15, 2027.............     100.0      100.0
6.125% Subordinated Notes due January 09, 2028..............     200.0      200.0
Variable Rate Bank Notes due repaid in 2003.................        --      200.0
Variable Rate Bank Notes due March 19, 2004.................     256.5      256.5
Variable Rate Bank Notes due May 24, 2004...................     470.0      470.0
Variable Rate Bank Notes due June 21, 2004..................     150.0      150.0
Variable Rate Bank Notes due July 16, 2004..................      25.0       25.0
Variable Rate Bank Notes due May 2, 2005....................     200.0         --
Variable Rate Bank Notes due September 29, 2005.............     250.0         --
5.58% Bank Notes due February 6, 2006.......................       1.2        1.2
3.125% Bank Notes due May 15, 2008..........................     100.0         --
Discount on Bank Notes......................................      (0.4)        --
Capital Leases..............................................       0.9        1.1
Basis Adjustment on Long-Term Debt Hedged...................      24.5       34.3
                                                              --------   --------
                                                               2,302.7    1,813.1
                                                              --------   --------
          Total long-term debt..............................  $2,506.9   $2,181.9
                                                              ========   ========

     The Company uses interest rate swap agreements to hedge the change in fair values of certain of the long-term debt instruments above, converting the effective rate paid on the debt from a fixed rate to a variable rate based on the floating London Interbank Offered Rate ("LIBOR"). The average contractual rates paid on long-term debt for the years ended December 31, 2003, 2002 and 2001 were 3.10%, 3.78% and 6.01%, respectively. The modified rates paid for those same periods, given effect for the swaps, were 2.54%, 3.40% and 5.69%, respectively. See further discussion in Note M.

     During 2003, SouthTrust Bank issued $150 million in Subordinated Notes with an interest rate of 4.75% that are due in 2013. The 7.00% Debentures matured during 2003 and the 8.00% Subordinated Notes were put by the holders. The 7.74% and 7.69% Subordinated Capital Notes are able to be put by the holders in the year 2005, the 6.565% Subordinated Notes are able to be put by the holders in the year 2007, and the 6.125% Subordinated Notes are able to be put by the holders in the year 2008. All other Subordinated Notes are not puttable prior to maturity. No sinking fund is required for any long-term debt. All of the Subordinated Notes and debentures, totaling $1,025.0 million in 2003 and 2002, qualify, after certain limitations based on remaining maturity, as supplemental capital under the Capital Adequacy Guidelines of the Federal Reserve Board. See further discussion in Note C.

     During 2003, SouthTrust Bank issued $200 million in Variable Rate Bank Notes with an interest rate of LIBOR plus 6 basis points that are due in 2005, $250 million in Variable Rate Bank Notes with an interest rate of LIBOR that are due in 2005, and $100 million in Fixed Rate Bank Notes with an interest rate of

                             SOUTHTRUST CORPORATION

3.125% that are due in 2008. The proceeds from the Bank Note issuances in 2003 will be used for general operations. Also during 2003, $200 million in Variable Rate Bank Notes matured.

     Scheduled maturities of long-term debt are as follows:

                                                               (IN MILLIONS)
                                                               -------------
2004........................................................     $1,105.7
2005........................................................        450.0
2006........................................................          1.3
2007........................................................           --
2008........................................................        326.5
Thereafter..................................................        623.4
                                                                 --------
          Totals............................................     $2,506.9
                                                                 ========

     At December 31, 2003, $3.4 billion of senior and subordinated bank notes of SouthTrust Bank remained available for issuance under a shelf registration statement. At December 31, 2003, $1 billion of either debt securities, preferred stock, or common stock of the Company remained available for issuance under a shelf registration statement filed with the Securities and Exchange Commission.

NOTE M -- DERIVATIVE FINANCIAL INSTRUMENTS

HEDGING ACTIVITIES

     Derivative financial instruments that are used as part of the Company's interest rate risk management strategy include interest rate swap agreements ("swaps"). These swaps are designated as fair value hedges and provide for the Company to pay interest based on LIBOR while receiving payments of a fixed rate. Balance sheet items hedged include pools of fixed-rate deposit liabilities and certain issuances of fixed-rate long-term debt. Also, the Company's mortgage banking subsidiary enters into forward sales commitments that are commitments for future sales of closed mortgage loans to third parties at a specified price and are designated as fair value hedges. Other non-interest income for the year ended December 31, 2003 included $2.0 million of net gains attributable to fair value hedge ineffectiveness, compared to $0.9 million of net gains for the year ended December 31, 2002 and $0.7 million of net losses for the year ended December 31, 2001.

     Additionally, swaps are used as part of the Company's interest rate risk management strategy that are designated as cash flow hedges. Some of these swaps provide for the Company to pay interest based on LIBOR while receiving payments of a fixed rate, and are designated as cash flow hedges of pools of floating-rate LIBOR loans. Other swaps provide for the Company to pay a fixed rate of interest while receiving payments based on a floating rate, and are designated as cash flow hedges of long-term bank notes. For the years ended December 31, 2003, 2002 and 2001, $27.6 million, $18.3 million and $11.4 million, respectively, was reclassified from accumulated other comprehensive income related to interest received and paid on swaps designated as cash flow hedges. Amounts reclassified to earnings are recorded in net interest income in the same category as the related hedged item. During the next twelve months, the Company expects to reclassify as earnings approximately $24.1 million from other accumulated comprehensive income related to cash flow hedges. For the years ended December 31, 2003, 2002 and 2001, there was no material amount of ineffectiveness recorded to earnings related to cash flow hedges.

                             SOUTHTRUST CORPORATION

     The following table summarizes information about derivatives used for hedging activities at December 31:

                                                                 2003
                                  -------------------------------------------------------------------
                                             WEIGHTED                              CARRYING VALUE
                                              AVERAGE    AVERAGE               ----------------------
                                  NOTIONAL   MATURITY    RECEIVED   AVERAGE    GROSS   GROSS
                                  BALANCE    IN MONTHS     RATE     PAY RATE   GAINS   LOSSES    NET
                                  --------   ---------   --------   --------   -----   ------   -----
                                                         (DOLLARS IN MILLIONS)
Fair Value Hedges:
  Interest rate
     swaps -- received fixed/pay
     floating...................  $  930.0      34         6.21%      1.34%    $50.4   $(3.9)   $46.5
  Forward sales commitments of
     closed mortgage loans......     325.8       1           --         --        --    (2.3)    (2.3)
Cash Flow Hedges:
  Interest rate
     swaps -- received fixed/pay
     floating...................     450.0      38         6.77       1.23      47.8      --     47.8
                                  --------                                     -----   -----    -----
Total...........................  $1,705.8                                     $98.2   $(6.2)   $92.0
                                  ========                                     =====   =====    =====

                                                                2003
                                ---------------------------------------------------------------------
                                           WEIGHTED                               CARRYING VALUE
                                            AVERAGE    AVERAGE               ------------------------
                                NOTIONAL   MATURITY    RECEIVED   AVERAGE    GROSS    GROSS
                                BALANCE    IN MONTHS     RATE     PAY RATE   GAINS    LOSSES    NET
                                --------   ---------   --------   --------   ------   ------   ------
                                                        (DOLLARS IN MILLIONS)
Fair Value Hedges:
  Interest rate
     swaps -- received
     fixed/pay floating.......  $1,249.0      27         6.86%      1.89%    $ 91.2   $  --    $ 91.2
  Forward sales commitments of
     closed mortgage loans....     762.4       1           --         --         --      --        --
Cash Flow Hedges:
  Interest rate
     swaps -- received
     fixed/pay floating.......     450.0      49         6.77       1.78       64.5      --      64.5
  Interest rate
     swaps -- received
     floating/pay fixed.......     200.0       3         1.78       2.44         --    (2.7)     (2.7)
                                --------                                     ------   -----    ------
Total.........................  $2,661.4                                     $155.7   $(2.7)   $153.0
                                ========                                     ======   =====    ======

TRADING ACTIVITIES

     The Company enters into various contracts to provide derivative products to customers and enters into offsetting positions with third parties. These derivatives do not qualify for hedge accounting; therefore, changes in fair value are reflected in earnings.

     The Company's mortgage banking subsidiary enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The interest rate lock commitments are considered to be derivatives. To offset changes in the interest rate lock commitments, the Company's mortgage banking subsidiary enters into forward sales commitments against some of its interest rate lock commitments. These derivatives do not qualify as an accounting hedge. Other non-interest income for the years ended December 31, 2003, 2002 and 2001 included $1.4 million, $1.1 million and $0.6 million, respectively, of net gains attributable to the change in fair value of these derivatives.

                             SOUTHTRUST CORPORATION

     The following table summarizes information about derivatives used for trading activities as of December 31:

                                                                   2003
                                                     ---------------------------------
                                                                    CARRYING VALUE
                                                                ----------------------
                                                     NOTIONAL   GROSS   GROSS
                                                     BALANCE    GAINS   LOSSES    NET
                                                     --------   -----   ------   -----
                                                               (IN MILLIONS)
Customer derivatives...............................  $2,623.9   $74.3   $(74.3)  $  --
Interest rate lock commitments.....................      80.6     0.5       --     0.5
Forward contracts against interest rate lock
  commitments......................................      58.3      --     (0.2)   (0.2)
                                                     --------   -----   ------   -----
Total..............................................  $2,762.8   $74.8   $(74.5)  $ 0.3
                                                     ========   =====   ======   =====

                                                                  2002
                                                   -----------------------------------
                                                                   CARRYING VALUE
                                                              ------------------------
                                                   NOTIONAL   GROSS     GROSS
                                                   BALANCE    GAINS    LOSSES     NET
                                                   --------   ------   -------   -----
                                                              (IN MILLIONS)
Customer derivatives.............................  $2,440.5   $115.0   $(115.0)  $  --
Interest rate lock commitments...................     171.2      3.6        --     3.6
Forward contracts against interest rate lock
  commitments....................................     200.4       --      (1.9)   (1.9)
                                                   --------   ------   -------   -----
Total............................................  $2,812.1   $118.6   $(116.9)  $ 1.7
                                                   ========   ======   =======   =====

     Credit risk represents the potential loss of the net accrued interest receivable that may occur due to the nonperformance by a party to a contract. The Company controls credit risk for interest rate swap contracts by applying uniform credit standards maintained for other activities with credit risk. The Company monitors transactions under credit risk limits previously approved as a result of the credit review and also enters into collateralization agreements with each counterparty. At December 31, 2003 and 2002, the net accrued receivables were $12.4 million and $13.5 million, respectively.

NOTE N -- COMMITMENTS, CONTINGENCIES, AND OTHER GUARANTEES

LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT

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

     Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with the Company's credit policies. Collateral, if deemed necessary, is based on Management's credit evaluation of the customer and may include business assets of commercial borrowers as well as personal property and real estate of individual borrowers and guarantors.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses that may require payment of a fee by the customer. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually

                             SOUTHTRUST CORPORATION
do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

     The Company's exposure to credit risk in the event of nonperformance by the other party is the contract amount. Fixed-rate commitments are subject to market risk resulting from fluctuations in interest rates and the Company's exposure is limited to the replacement value of those commitments. The Company's subsidiary bank had outstanding commitments to extend credit of approximately $14,464.1 million at December 31, 2003 and $12,866.0 million at December 31, 2002. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public or private borrowing arrangements and international or domestic trade. Approximately 90% of the letters of credit issued have expiration dates within one year. The remaining 10% have expiration dates ranging from 2 to 14 years. The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount. The Company's subsidiary bank had standby letters of credit outstanding of approximately $1,413.2 million at December 31, 2003 and $1,384.3 million at December 31, 2002. The Company has recorded a liability for the estimated fair value of these standby letters of credit of approximately $2.5 million at December 31, 2003 and $1.9 million at December 31, 2002, based on the fees charged for these arrangements.

LITIGATION

     Certain of the Company's subsidiaries are defendants in various proceedings arising in the normal course of business. These claims relate to the lending and investment advisory services provided by the Company and include alleged compensatory and punitive damages.

     In addition, subsidiaries of the Company have been named as defendants in suits that allege fraudulent, deceptive or collusive practices in connection with certain financing and deposit-taking activities, including suits filed as class actions. These suits are typical of complaints that have been filed challenging financial transactions between plaintiffs and various financial institutions. The complaints in such cases frequently seek punitive damages in transactions involving fairly small amounts of actual damages, and in recent years, have resulted in large punitive damage awards to plaintiffs.

     Although it is not possible to determine, with any certainty at this point in time, the potential exposure related to punitive damages in connection with these suits, Management, based upon consultation with legal counsel, believes that the ultimate resolutions of these proceedings will not have a material adverse effect on the Company's financial statements.

OTHER GUARANTEES

     Prior to December 31, 2002, the Company participated in securitizations of its 1-4 family mortgage loans, where the Company received 100% of the securities backed by the 1-4 family mortgage loans. These securities are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Company provided first-loss guarantees in some of these securitizations, which provide for the Company to reimburse FHLMC or FNMA a certain percentage of credit losses. The maximum potential future payments the Company could be required to make under these guarantees at December 31, 2003 was $69.5 million, which is not recorded as a liability since the securitizations were not accounted for as sales transactions. The Company has pledged $44.7 million in available-for-sale securities to support these guarantees as of December 31, 2003.

                             SOUTHTRUST CORPORATION

NOTE O -- PENSION, POSTRETIREMENT, AND OTHER BENEFITS

DEFINED BENEFIT AND DEFINED CONTRIBUTION PLANS

     The Company has a trusteed defined benefit pension plan for the benefit of substantially all employees of the Company and its subsidiaries, the "Pension Plan." The Company also maintains an additional retirement plan, the "Additional Retirement Plan," four deferred compensation plans, the "Deferred Plans," a performance incentive retirement benefit plan, the "Incentive Plan," and an enhanced benefit plan, the "Enhanced Retirement Plan", for certain key executives. The Company's funding policy with respect to the Pension Plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. The other plans are unfunded.

     The Company maintains a defined contribution profit sharing plan, the "Profit Sharing Plan", that meets the requirements of Section 401(a) of the Internal Revenue Code and includes a cash or deferred arrangement under Section 401(k). The participants are allowed to contribute up to 15% of their compensation on a tax-deferred basis, subject to certain limits based on federal tax laws. The Company guarantees a match of employee contributions to the Profit Sharing Plan up to 6% of participants' salaries. Matching contributions vest to the employee after a three year period. The Company also maintains a cash profit sharing arrangement that is paid out each January. Provisions for contributions to the Profit Sharing Plan and the cash profit sharing arrangement totaled approximately $24.0 million in 2003, $30.0 million in 2002, and $25.2 million in 2001.

     The Company maintains an employee stock ownership plan ("ESOP") designed to promote employee ownership in the Company. Employee participation in the ESOP is automatic and at no cost to the participant. Employees become participants in the ESOP on the January 1 or July 1 following the completion of two years of employment with the Company. At the end of each year, the Company's Board of Directors determines the contribution to the ESOP. Shares are then allocated to the accounts of all eligible ESOP participants, based upon a percentage of each participant's pay. Each plan participant is automatically 100% vested when they enter the plan. The contributions to the ESOP were approximately $7.4 million, $9.3 million, and $6.8 million for the years ended December 31, 2003, 2002, and 2001 respectively.

     As of December 31, 2003, the Pension Plan, the Profit Sharing Plan, and the ESOP owned a combined total of 7,064,400 shares of the Company's common stock, and received combined dividends on those shares of $5,629,230. As of December 31, 2002, the Pension Plan, the Profit Sharing Plan, and the ESOP owned a combined total of 6,789,712 shares of the Company's common stock, and received combined dividends on those shares of $4,321,018.

     The Company maintains a performance plan designed to reward senior officers for achieving certain Company performance goals on an annual basis. Provisions for compensation related to this plan for the years ended December 31, 2003, 2002, and 2001 were $8.3 million, $8.3 million, and $6.5 million, respectively.

     The Company maintains a deferred compensation plan for certain senior officers. Participants in the plan may elect to defer a discretionary portion of their salaries to a deferred retirement account. At retirement, participants may receive their balance payable in one lump sum payment or may elect to receive payments in quarterly or annual installments over a period not to exceed fifteen years. The balance of the deferred compensation plan, recorded in other liabilities, at December 31, 2003 and 2002 was $23.5 million and $18.1 million, respectively.

                             SOUTHTRUST CORPORATION

PENSION PLAN

     The following table sets forth the Pension Plan's funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 2003 and 2002:

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Balance at the beginning of the year......................  $205,726   $182,058
  Service cost..............................................    16,386     13,473
  Interest cost.............................................    14,185     12,731
  Actuarial loss............................................    27,156      3,609
  Benefits paid.............................................    (6,550)    (6,145)
  Change in plan provisions.................................     1,230         --
                                                              --------   --------
  Balance at the end of the year............................  $258,133   $205,726
                                                              ========   ========
Change in plan assets:
  Fair value at the beginning of the year...................  $163,104   $138,881
  Actual gain (loss) on plan assets.........................    28,391     (7,632)
  Employer contributions....................................    70,000     38,000
  Benefits paid.............................................    (6,550)    (6,145)
                                                              --------   --------
  Fair value at the end of the year.........................  $254,945   $163,104
                                                              ========   ========
Funded status...............................................  $ (3,188)  $(42,622)
Unrecognized prior service cost.............................     1,647        572
Unrecognized net actuarial loss.............................    65,666     54,562
                                                              --------   --------
Net amount recognized -- prepaid benefit cost...............  $ 64,125   $ 12,512
                                                              ========   ========

     The accumulated benefit obligation for the defined benefit Pension Plan was $199.7 million and $160.2 million at December 31, 2003 and 2002, respectively.

     Net periodic pension cost for 2003, 2002, and 2001 includes the following components:

                                                         2003       2002       2001
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Service cost.........................................  $ 16,386   $ 13,473   $ 12,057
Interest cost........................................    14,185     12,731     11,510
Expected return on plan assets.......................   (15,610)   (11,589)   (11,617)
Amortization of unrecognized transitional asset......        --       (514)      (521)
Amortization of prior service cost...................       155         58        104
Recognized net actuarial loss........................     3,271        910        708
                                                       --------   --------   --------
  Total..............................................  $ 18,387   $ 15,069   $ 12,241
                                                       ========   ========   ========

                             SOUTHTRUST CORPORATION

     Assumptions used to determine the net periodic pension cost for the years ended December 31 (the measurement date) include the following:

                                                              2003   2002   2001
                                                              ----   ----   ----
Weighted average discount rate..............................  6.75%  7.25%  7.50%
Weighted average expected long-term rate of return on plan
  assets....................................................  8.50   8.50   9.25
Rate of annual compensation increases.......................  5.00   5.50   5.50

     Assumptions used to determine the benefit obligations at December 31 (the measurement date) include the following:

                                                              2003   2002
                                                              ----   ----
Weighted average discount rate..............................  6.25%  6.75%
Rate of annual compensation increases.......................  5.00   5.00

     The expected long-term rate of return for the Pension Plan's total assets is based on historical returns of each of the below categories with a target allocation of 57% Equities and 43% Bonds. Using historical asset class returns over the last 20 years, equities are expected to return 9.5% to 12.5%, while fixed income returns are 7.5% to 9.5%. Under Monte Carlo simulation, the Pension Plan's long-term rate of return would meet or exceed the Pension Plan's 8.5% expected long-term rate of return more than 70% of the time over a 10 and 20 year time period.

     The Company's Pension Plan weighted-average asset allocations and target allocations at December 31, 2003 and 2002, by asset category, are as follows:

                                                              PLAN ASSETS AT
                                                               DECEMBER 31
                                                              --------------
ASSET CATEGORY                                                2003     2002
--------------                                                -----    -----
Equity Securities...........................................    50%      44%
Debt Securities.............................................    38       33
Other.......................................................    12       23
                                                               ---      ---
  Total.....................................................   100%     100%
                                                               ===      ===

                                                              TARGET ALLOCATION AT
                                                                  DECEMBER 31
                                                              --------------------
ASSET CATEGORY                                                  2003        2002
--------------                                                --------    --------
Equity Securities...........................................  40%-70%     40%-70%
Debt Securities.............................................  25%-55%     25%-55%
Other.......................................................   0%-10%      0%-10%

     The investment strategy of the Pension Plan is to emphasize a balanced return of current income and growth of principal (from capital appreciation and dividend income) while accepting a moderate level of risk. The assets are reallocated quarterly to meet the aforementioned target allocations. The investment goal of the plan is to meet or exceed the return of a balanced market index comprised of 60% Standard and Poor's 500 and 40% Lehman Brothers Government/Credit Bond Indexes. The Plan Investment Committee meets periodically to review the policy and strategy of the plan and to review the performance of the Plan Trustee.

     SouthTrust Corporation's Common Stock was $34.6 million (13.6% of total plan assets) and $32.8 million (20.1% of total plan assets) at December 31, 2003, and 2002, respectively. The percentage of assets in the "Other" category exceeded the target allocation as of the end of the year. This excess is temporary and was the result of a large cash contribution made to the plan in the latter part of the year. These funds are being actively invested in equity and debt securities.

     The Company does not expect to make additional contributions to the Pension Plan in the 2004 plan year.

                             SOUTHTRUST CORPORATION

ADDITIONAL RETIREMENT, DEFERRED, INCENTIVE, AND ENHANCED RETIREMENT PLANS

     The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 2003 and 2002:

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Balance at the beginning of the year......................  $ 47,325   $ 30,459
  Service cost..............................................     2,912      1,607
  Interest cost.............................................     3,222      2,763
  Actuarial loss............................................     3,269      6,584
  Benefits paid.............................................    (1,033)      (967)
  Change in plan provisions.................................     1,070      6,879
                                                              --------   --------
  Balance at the end of the year............................  $ 56,765   $ 47,325
                                                              ========   ========
Change in plan assets:
  Fair value at the beginning of the year...................  $     --   $     --
  Employer contributions....................................     1,033        967
  Benefits paid.............................................    (1,033)      (967)
                                                              --------   --------
  Fair value at the end of the year.........................  $     --   $     --
                                                              ========   ========
Funded status...............................................  $(56,765)  $(47,325)
Unrecognized prior service cost.............................     5,436      7,908
Unrecognized actuarial net loss.............................    16,679     14,615
                                                              --------   --------
Net amount recognized.......................................  $(34,650)  $(24,802)
                                                              ========   ========
Amounts recognized in the consolidated balance sheets:
  Accrued liability.........................................  $(52,978)  $(43,264)
  Intangible asset..........................................     5,852      8,394
  Accumulated other comprehensive income....................    12,476     10,068
                                                              --------   --------
Net amount recognized.......................................  $(34,650)  $(24,802)
                                                              ========   ========

     Net periodic benefit cost for 2003, 2002 and 2001 includes the following components:

                                                             2003      2002     2001
                                                            -------   ------   ------
                                                                 (IN THOUSANDS)
Service cost..............................................  $ 2,912   $1,607   $1,626
Interest cost.............................................    3,222    2,763    2,051
Amortization of prior service cost........................    3,541    3,540      606
Recognized net actuarial loss.............................    1,206      753      662
                                                            -------   ------   ------
          Total...........................................  $10,881   $8,663   $4,945
                                                            =======   ======   ======

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the applicable plans with accumulated benefit obligations in excess of plan assets were $56.8 million, $53.0 million, and $0, respectively, as of December 31, 2003 and $47.3 million, $43.3 million and $0, respectively, as of December 31, 2002.

                             SOUTHTRUST CORPORATION

     Assumptions used to determine the net periodic benefit cost for the years ended December 31 (the measurement date) include the following:

                                                              2003   2002   2001
                                                              ----   ----   ----
Weighted average discount rate..............................  6.75%  7.25%  7.50%
Rate of annual compensation increases.......................  4.50   4.50   5.50

     Assumptions used to determine the benefit obligations at December 31 (the measurement date) include the following:

                                                              2003   2002
                                                              ----   ----
Weighted average discount rate..............................  6.25%  6.75%
Rate of annual compensation increases.......................  4.50   4.50
Increase in maximum benefit and compensation limits.........  3.50   3.50

     The Company does not have recognized assets associated with these plans.

     The Company expects to contribute approximately $1.7 million to its additional, deferred, incentive, and executive retirement plans in 2004.

POSTRETIREMENT BENEFITS

     The Company sponsors an unfunded defined benefit postretirement health care plan. All employees who retire under the plan at age 55 or later with 10 or more years of service are eligible to receive certain limited postretirement health care benefits until age 65. The plan is identical to the specific medical plan covering the employee prior to retirement. The plan is contributory, with retiree contributions adjusted annually. The measurement date is December 31.

     The following table sets forth the plan's funded status and amounts recognized in the Company's Consolidated Financial Statements at December 31, 2003 and 2002:

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in benefit obligation:
  Balance at the beginning of the year......................  $ 8,205   $ 4,385
  Service cost..............................................      952       471
  Interest cost.............................................      721       396
  Plan participants' contributions..........................      593       593
  Plan amendments...........................................   (3,758)       --
  Actuarial loss............................................    3,409     3,416
  Benefits paid.............................................   (1,292)   (1,056)
                                                              -------   -------
  Balance at the end of the year............................  $ 8,830   $ 8,205
                                                              =======   =======
Change in plan assets:
  Fair value at the beginning of the year...................  $    --   $    --
  Employer contributions....................................      699       463
  Plan participants' contributions..........................      593       593
  Benefits paid.............................................   (1,292)   (1,056)
                                                              -------   -------
  Fair value at the end of the year.........................  $    --   $    --
                                                              =======   =======

                             SOUTHTRUST CORPORATION

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Funded status...............................................  $(8,830)  $(8,205)
Unrecognized transition liability...........................       --     1,056
Unrecognized net (gain)/loss................................    4,557     1,352
Unrecognized prior service cost.............................   (2,809)       --
                                                              -------   -------
Net amount recognized.......................................  $(7,082)  $(5,797)
                                                              =======   =======
Weighted-average assumed discount rate......................     6.25%     6.75%
Medical trend rate:
  First year rate...........................................     9.00%    10.00%
  Ultimate rate.............................................     6.00      6.00
  Selected period...........................................  3 years   4 years

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                            1-PERCENTAGE-    1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                    (IN THOUSANDS)
Service and interest cost.................................      $  230           $(196)
Postretirement benefit obligation.........................       1,133            (982)

     Net postretirement health care cost for 2003, 2002, and 2001 includes the following components:

                                                               2003    2002   2001
                                                              ------   ----   -----
                                                                 (IN THOUSANDS)
Service cost................................................  $  952   $471   $ 356
Interest cost...............................................     721    396     282
Amortization of unrecognized transitional liability.........     107    105     106
Recognized net actuarial loss (gain)........................     204    (17)   (129)
                                                              ------   ----   -----
  Total.....................................................  $1,984   $955   $ 615
                                                              ======   ====   =====

     The Company does not have recognized assets associated with these plans.

     The Company expects to contribute approximately $0.7 million to its post retirement medical plan in 2004.

                             SOUTHTRUST CORPORATION

NOTE P -- STOCK-BASED COMPENSATION

LONG-TERM INCENTIVE PLAN

     The Company maintains an incentive compensation plan, known as the Long-Term Incentive Plan (the "Plan"), that permits the grant of either stock options (incentive or non-qualified), stock appreciation rights, restricted stock, performance shares, or performance units to certain key employees. The Company initially reserved 24.6 million shares for issuance under the Plan. For options granted under the Plan, the option exercise price equals the stock's market price on the date of grant. Options granted under the Plan primarily vest after either one year or three years, and expire after ten years.

     A summary of the status of the Company's stock options at December 31, 2003, 2002, and 2001 and changes during the years then ended is presented in the tables below:

                               2003                    2002                    2001
                       ---------------------   ---------------------   ---------------------
                                    WEIGHTED                WEIGHTED                WEIGHTED
                                    AVERAGE                 AVERAGE                 AVERAGE
                                    EXERCISE                EXERCISE                EXERCISE
                         SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                       ----------   --------   ----------   --------   ----------   --------
Outstanding at
  beginning of
  year...............  14,624,725    $17.91    12,557,702    $16.39    10,814,294    $15.22
Granted..............   2,855,250     26.18     2,645,500     24.02     2,442,600     20.03
Issued in business
  combinations.......      37,589      7.64            --        --       256,305     15.45
Exercised............    (950,454)    13.89      (448,338)    10.53      (693,323)     9.86
Forfeited............    (429,719)    22.46      (130,139)    20.15      (262,174)    18.43
                       ----------    ------    ----------    ------    ----------    ------
Outstanding at end of
  year...............  16,137,391    $19.47    14,624,725    $17.91    12,557,702    $16.39
                       ==========    ======    ==========    ======    ==========    ======
Exercisable at end of
  year...............   8,809,977    $16.01     7,684,625    $15.78     8,123,102    $15.48
                       ==========    ======    ==========    ======    ==========    ======
Weighted average fair
  value of options
  granted............                $ 6.38                  $ 6.35                  $ 5.37

     The Company applies APB Opinion 25 and related Interpretations in accounting for employee stock compensation plans, and, accordingly, does not recognize compensation cost for stock options granted when the option price is greater than or equal to the underlying stock price. This accounting method is referred to as the intrinsic value method. The Company follows the pro-forma disclosures of SFAS 123, as amended by SFAS 148, using the fair value method of accounting for stock-based compensation.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             2003      2002      2001
                                                            -------   -------   -------
Expected dividend yield...................................     3.20%     3.21%     2.80%
Expected stock price volatility...........................       28        28        34
Risk-free interest rate...................................     3.67      4.82      5.01
Expected life of options..................................  7 years   7 years   4 years

                             SOUTHTRUST CORPORATION

     Information pertaining to options outstanding at December 31, 2003 is as follows:

                                          OPTIONS OUTSTANDING
                                  ------------------------------------
                                                 WEIGHTED                 OPTIONS EXERCISABLE
                                                  AVERAGE                ----------------------
                                                 REMAINING    WEIGHTED                 WEIGHTED
                                                CONTRACTUAL   AVERAGE                  AVERAGE
                                    NUMBER       LIFE (IN     EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES          OUTSTANDING     YEARS)       PRICE     EXERCISABLE    PRICE
------------------------          -----------   -----------   --------   -----------   --------
$ 6.00 -- $11.00................   1,323,396        1.4        $7.38      1,323,396     $7.38
 11.01 --  16.00................   2,743,523        5.1        14.49      2,740,709     14.49
 16.01 --  21.00................   6,034,798        5.6        19.15      3,841,698     18.65
 21.01 --  26.50................   6,035,674        7.9        24.69        904,174     22.00
                                  ----------                              ---------
     Total......................  16,137,391                              8,809,977
                                  ==========                              =========

PERFORMANCE SHARES

     During 2003, 2002 and 2001, the Company granted 91,900, 94,072 and 93,100 performance shares under the Long-Term Incentive Plan, respectively, to certain executive officers. Actual shares awarded are determined by various performance criteria, which may result in the issuance of either more or fewer shares than initially granted. Payment of the earned performance shares will be made 50% in cash and 50% in shares. Sale or other transfer of the shares is restricted for three years from the end of the performance period. The performance period is generally three years. Compensation for performance shares under the Plan is charged to earnings over the performance period based on certain performance goals and/or conditions being met over a period of time, and amounted to $7.1 million, $4.9 million and $5.4 million in 2003, 2002, and 2001, respectively.

EMPLOYEE STOCK PURCHASE PLANS

     The SouthTrust Corporation Discount Stock Payroll Purchase Plan (the "Discount Stock Plan") was established in order to give all employees an opportunity to acquire equity interest in the Company at a 15% discount to the market price. All employees who have completed two years of full-time service to the Company or its subsidiaries are eligible to participate. In each calendar year, the aggregate purchase price of shares of Common Stock purchased by each employee may not exceed 10% of the annual salary of each employee. Certain restrictions are imposed on the shares of Common Stock awarded under the Discount Stock Plan, and under certain circumstances, the Company may repurchase such shares. Employees purchased 178,468, 144,468, and 115,410 shares under the Discount Stock Plan in 2003, 2002, and 2001, respectively.

DIRECTOR'S STOCK PURCHASE PLAN

     The Director's Stock Purchase Plan allows directors to elect that all or any portion of their director's fees be used to purchase SouthTrust Common Stock on the director's behalf through the SouthTrust Corporation Dividend Reinvestment and Common Stock Purchase Plan. An amount equal to 25% of the directors' election is charged to earnings and used to purchase SouthTrust Common Stock at the then market rate, amounting to $0.5 million, $0.6 million, and $0.5 million in 2003, 2002, and 2001, respectively.

                             SOUTHTRUST CORPORATION

NOTE Q -- INCOME TAXES

     The provision for income taxes for the years ended December 31, was as follows:

                                                        2003          2002          2001
                                                      --------   --------------   --------
                                                                 (IN THOUSANDS)
Current:
  Federal...........................................  $230,731      $250,475      $175,921
  State.............................................    21,721        27,771        14,244
                                                      --------      --------      --------
                                                       252,452       278,246       190,165
                                                      --------      --------      --------
Deferred:
  Federal...........................................    74,665        33,020        73,441
  State.............................................    (3,681)        1,360         9,396
                                                      --------      --------      --------
                                                        70,984        34,380        82,837
                                                      --------      --------      --------
     Totals.........................................  $323,436      $312,626      $273,002
                                                      ========      ========      ========

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate (35%) to income before taxes for the years ended December 31, were as follows:

                                          2003             2002             2001
                                        --------         --------         --------
                                                     (DOLLARS IN THOUSANDS)
Pre-tax income at statutory rates.....  $360,018    35%  $336,874    35%  $289,614    35%
Add (deduct)
  State income tax, net of federal tax
     benefit..........................    11,729     1     18,935     2     15,366     2
  Tax-exempt income...................   (26,235)   (3)   (25,001)   (3)   (25,962)   (3)
  Other...............................   (22,076)   (2)   (18,182)   (2)    (6,016)   (1)
                                        --------   ---   --------   ---   --------   ---
     Totals...........................  $323,436    31%  $312,626    32%  $273,002    33%
                                        ========   ===   ========   ===   ========   ===

                             SOUTHTRUST CORPORATION

     The components of the net deferred tax liability at December 31, were as follows:

                                                                2003        2002
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Allowance for loan losses.................................  $ 191,809   $ 188,882
  Employee benefits.........................................      3,295      31,258
  Other.....................................................     30,059      17,154
                                                              ---------   ---------
     Total deferred tax assets..............................    225,163     237,294
                                                              ---------   ---------
Deferred tax liabilities:
  Depreciation..............................................    (21,791)    (16,171)
  Leasing...................................................   (432,955)   (396,094)
  Loan fees.................................................    (16,235)    (11,772)
  Unrealized gain on securities.............................    (63,787)   (139,572)
  Unrealized gain on derivatives............................    (18,145)    (23,510)
  Other.....................................................    (30,395)    (22,586)
                                                              ---------   ---------
     Total deferred tax liabilities.........................   (583,308)   (609,705)
                                                              ---------   ---------
Net deferred tax liability..................................  $(358,145)  $(372,411)
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

NOTE R -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

                             SOUTHTRUST CORPORATION

     The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows:

                                                        2003                        2002
                                              -------------------------   -------------------------
                                               CARRYING      ESTIMATED     CARRYING      ESTIMATED
                                                AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                              -----------   -----------   -----------   -----------
                                                                 (IN THOUSANDS)
Financial assets:
  Cash and due from banks...................  $ 1,061,502   $ 1,061,502   $ 1,005,327   $ 1,005,327
  Federal funds sold and other short-term
     investments............................      225,430       225,430        11,212        11,212
  Trading securities........................       67,110        67,110        56,356        56,356
  Loans held for sale.......................      532,702       533,191     1,134,013     1,142,943
  Available-for-sale securities.............   11,425,935    11,425,935    10,644,634    10,644,634
  Held-to-maturity securities...............      231,731       258,872       368,791       400,587
  Loans, net of leases......................   33,945,194    34,225,330    32,960,500    33,512,488
  Derivative financial instruments..........      169,100       169,100       269,101       269,101
  Interest receivables and other financial
     instruments............................      303,019       303,019       292,784       292,784
Financial liabilities:
  Deposits..................................   34,746,597    34,836,630    32,945,406    33,141,892
  Federal funds purchased and other
     short-term borrowings..................    5,777,333     5,777,333     5,265,944     5,265,944
  FHLB advances.............................    3,580,817     3,769,615     4,470,944     4,733,772
  Long-term debt............................    2,506,904     2,650,895     2,181,894     2,314,376
  Derivative financial instruments..........       76,811        76,811       115,034       115,034
  Interest payables and other financial
     instruments............................      855,861       855,861     1,079,087     1,079,087
Off-balance sheet credit related financial
  instruments-assets/(liabilities):
  Commitments to extend credit..............      (50,710)      (50,710)      (45,912)      (45,912)
  Standby letters of credit.................       (2,455)       (2,455)       (1,909)       (1,909)

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

LOANS HELD FOR SALE AND SECURITIES

     Substantially all of the Company's securities and loans held for sale to third-party investors have a readily determinable fair value. Fair values for these securities and loans are based on quoted market prices, when available. If not available, fair values are based on market prices of comparable instruments. The carrying amount of accrued interest on securities approximates its fair value.

                             SOUTHTRUST CORPORATION

LOANS, NET OF LEASES

     For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other types of loans are estimated by discounting future cash flows using current rates at which loans with similar terms would be made to borrowers of similar credit ratings. The carrying amount of accrued interest on loans approximates its fair value.

DERIVATIVE FINANCIAL INSTRUMENTS

     Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts. Fair values for on-balance-sheet commitments to originate loans held for sale are based on fees currently charged to enter into similar agreements and, for fixed-rate commitments, also consider the difference between current levels of interest rates and committed rates.

DEPOSITS

     The fair values of deposit liabilities with no stated maturity (i.e., demand deposits) are considered to be the amounts payable on demand at the reporting date (i.e., at their carrying or book value). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. The fair values of fixed maturity deposits are estimated using a discounted cash flow calculation that applies rates currently offered for time deposits of similar remaining maturities. The carrying amount of accrued interest payable on deposits approximates its fair value.

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

OFF-BALANCE-SHEET INSTRUMENTS

     Off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. The fair value of such instruments is based on fees currently charged for similar arrangements in the market place, adjusted for changes in terms and credit risk as appropriate.

                             SOUTHTRUST CORPORATION

NOTE S -- BUSINESS SEGMENTS

     The Company segregates financial information for use in assessing its performance, which is ultimately used for allocating resources to its business segments. The Company has four reportable business segments, which are primarily aligned along the Company's organizational structure. Each segment is managed by one or more of the Company's executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The four reportable business segments are Commercial Banking, Regional Banking, Funds Management, and Capital Management.

     The Commercial Banking segment provides financing and other services for corporate customers throughout all geographic areas covered by SouthTrust. Types of corporate lending include the following: commercial and industrial, commercial real estate, middle-market lending, commercial leasing, asset-based lending, real estate construction and health care. Also, this segment provides cash management and international services in conjunction with the lending relationship established with commercial banking customers.

     The Regional Banking segment generates revenues through the Company's branch banking network. Services and products include retail and small business lending, depository services, and business banking. Also included in Regional Banking are certain centralized consumer lending areas such as mortgage lending and auto leasing, and branch administration costs.

     The Funds Management segment provides asset and liability management, which includes management of interest rate and liquidity risk. Activities include management of the Company's securities portfolio, wholesale and long-term funding sources, and the use of derivatives such as interest rate swap agreements.

     The Capital Management segment provides trust, brokerage, investment, insurance services and private banking. All of these areas are managed with the goal of providing a variety of financial management products to customers.

     The remaining Company divisions included within the Reconciliation grouping are divisions that have no operating revenue. They contain unallocated costs not directly associated with the other reportable segments. Other items in this grouping include income from bank owned life insurance, income tax expense and intercompany eliminations.

     The Company's management accounting policies generally follow those for the Company described in Note A, except for the following items. The Company uses a transfer pricing process, which involves matched rate transfer pricing of assets and liabilities to determine a contribution to the net interest margin by segment. Also, net interest margin is reported on a fully taxable equivalent basis. Data processing costs and other support function costs are allocated to business segments primarily based on resource usage. Also, the Company uses a risk-based methodology to allocate capital to business segments.

     The Company's management accounting policies are continuously evolving based on both internal and external factors. The Company has restated the comparative 2002 and 2001 business segment information to conform to the 2003 presentation related to organizational changes made during 2003. Methodology changes were also made during 2003 for which the 2002 and 2001 information was not restated, as these methodology changes did not disrupt the trend analysis. As management accounting policies change, prior period restatements may also be necessary in the future. In addition, results of operations for SouthTrust's reportable segments may not be comparable to similar reportable segments for other financial institutions.

     The Company does not have a single external customer from whom it derives 10% or more of its revenues.

                             SOUTHTRUST CORPORATION

     The following tables present the Company's business segment information for the years ended December 31, 2003, 2002, and 2001:

                                                              2003
                           --------------------------------------------------------------------------
                           COMMERCIAL   REGIONAL      FUNDS       CAPITAL     RECONCILING     TOTAL
                            BANKING      BANKING    MANAGEMENT   MANAGEMENT      ITEMS       COMPANY
                           ----------   ---------   ----------   ----------   -----------   ---------
                                                         (IN MILLIONS)
Net interest margin
  (FTE)..................  $   410.4    $ 1,007.9   $   243.5     $   60.5     $  (57.4)    $ 1,664.9
Provision for loan
  losses.................       36.0         95.2          --          3.3         (9.9)        124.6
Non-interest income......       43.9        464.0         1.7        109.3         60.8         679.7
Non-interest expense.....      130.6      1,006.8        11.1        108.1        (76.8)      1,179.8
                           ---------    ---------   ---------     --------     --------     ---------
  Income before income
     taxes...............      287.7        369.9       234.1         58.4         90.1       1,040.2
Income tax expense
  (FTE)..................         --           --          --           --        335.0         335.0
                           ---------    ---------   ---------     --------     --------     ---------
          Net income.....  $   287.7    $   369.9   $   234.1     $   58.4     $ (244.9)    $   705.2
                           ---------    ---------   ---------     --------     --------     ---------
Ending assets............  $14,611.9    $21,316.0   $12,091.3     $1,330.2     $2,575.5     $51,924.9
                           =========    =========   =========     ========     ========     =========

                                                              2002
                           --------------------------------------------------------------------------
                           COMMERCIAL   REGIONAL      FUNDS       CAPITAL     RECONCILING     TOTAL
                            BANKING      BANKING    MANAGEMENT   MANAGEMENT      ITEMS       COMPANY
                           ----------   ---------   ----------   ----------   -----------   ---------
                                                         (IN MILLIONS)
Net interest margin
  (FTE)..................  $   394.1    $   925.2   $   337.8     $   50.1     $   10.5     $ 1,717.7
Provision for loan
  losses.................       36.6         84.3          --          2.0          3.8         126.7
Non-interest income......       37.5        429.9         8.1        101.5         39.5         616.5
Non-interest expense.....      125.9      1,071.1        22.6        100.5        (87.7)      1,232.4
                           ---------    ---------   ---------     --------     --------     ---------
  Income before income
     taxes...............      269.1        199.7       323.3         49.1        133.9         975.1
Income tax expense
  (FTE)..................         --           --          --           --        325.2         325.2
                           ---------    ---------   ---------     --------     --------     ---------
          Net income.....  $   269.1    $   199.7   $   323.3     $   49.1     $ (191.3)    $   649.9
                           ---------    ---------   ---------     --------     --------     ---------
Ending assets............  $14,323.5    $21,285.6   $11,856.2     $1,129.1     $1,976.5     $50,570.9
                           =========    =========   =========     ========     ========     =========

                                                              2001
                           --------------------------------------------------------------------------
                           COMMERCIAL   REGIONAL      FUNDS       CAPITAL     RECONCILING     TOTAL
                            BANKING      BANKING    MANAGEMENT   MANAGEMENT      ITEMS       COMPANY
                           ----------   ---------   ----------   ----------   -----------   ---------
                                                         (IN MILLIONS)
Net interest margin
  (FTE)..................  $   375.7    $   963.0   $   169.2     $   39.9     $   (6.5)    $ 1,541.3
Provision for loan
  losses.................       34.0         76.4          --          1.8          6.1         118.3
Non-interest income......       27.4        360.1         4.2         91.1         49.6         532.4
Non-interest expense.....      105.0        950.5        16.1         90.4        (47.3)      1,114.7
                           ---------    ---------   ---------     --------     --------     ---------
  Income before income
     taxes...............      264.1        296.2       157.3         38.8         84.3         840.7
Income tax expense
  (FTE)..................         --           --          --           --        286.2         286.2
                           ---------    ---------   ---------     --------     --------     ---------
          Net income.....  $   264.1    $   296.2   $   157.3     $   38.8     $ (201.9)    $   554.5
                           ---------    ---------   ---------     --------     --------     ---------
Ending assets............  $13,389.4    $21,640.6   $10,858.2     $1,066.2     $1,800.1     $48,754.5
                           =========    =========   =========     ========     ========     =========

                             SOUTHTRUST CORPORATION

NOTE T -- SECURITIZATIONS

     There were no securitizations during 2003. During 2002, the Company securitized approximately $400.7 million of its 1-4 family mortgage loans. The Company received 100% of the securities backed by the mortgage loans, which are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), and did not account for the securitizations as sales transactions. The mortgage-backed securities are classified as available-for-sale on the Company's Consolidated Balance Sheets and therefore are carried at fair value based on quoted market prices. The sensitivity of the current fair value of the retained mortgage-backed securities to 10% and 20% adverse changes in quoted market prices is a decline in fair value of 10% and 20%, respectively. The Company continues to service the related mortgage loans. The related servicing asset was not recorded, as the amount was immaterial. Accordingly, the sensitivity of the current fair value of the servicing asset to 10% and 20% adverse changes in key assumptions was not material.

     See Note N to the Consolidated Financial Statements for discussion of guarantees related to these securitizations.

     The following table presents information concerning 1-4 family mortgage loan securitizations as of December 31, 2003 and 2002:

                                                  2003                                     2002
                                 --------------------------------------   --------------------------------------
                                   TOTAL     TOTAL 90 DAYS                  TOTAL     TOTAL 90 DAYS
                                 PRINCIPAL      OR MORE      NET CREDIT   PRINCIPAL      OR MORE      NET CREDIT
                                  AMOUNT       PAST DUE        LOSSES      AMOUNT       PAST DUE        LOSSES
                                 ---------   -------------   ----------   ---------   -------------   ----------
                                                                  (IN MILLIONS)
Total residential real estate
  loans managed or
  securitized..................  $7,935.5        $36.0         $10.4      $8,483.3        $32.2          $7.6
Less:
Loans securitized..............     721.8          5.9           1.1       1,226.2          5.4            --
Loans held for sale or
  securitization...............     532.7         12.9            --       1,134.0          5.7            --
                                 --------        -----         -----      --------        -----          ----
          Total residential
            real estate loans
            held for
            investment.........  $6,681.0        $17.2         $ 9.3      $6,123.1        $21.1          $7.6
                                 ========        =====         =====      ========        =====          ====
Fair value of retained
  mortgage-backed securities...  $  741.8                                 $1,275.9
                                 ========                                 ========

                             SOUTHTRUST CORPORATION

NOTE U -- CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

                         PARENT COMPANY BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
ASSETS
Cash*.......................................................  $   46,519   $       68
Short-term investments*.....................................      60,502      139,808
Available-for-sale securities...............................      74,327       72,279
Loans to subsidiaries*......................................      10,188       10,281
Investment in subsidiaries*:
  Bank and bank holding company.............................   4,351,420    4,743,654
  Non-banks.................................................      77,313       59,569
Other assets................................................      25,986       46,359
                                                              ----------   ----------
          Total assets......................................  $4,646,255   $5,072,018
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.......................................  $    7,590   $   10,564
Other liabilities...........................................      74,643       65,043
Long-term debt..............................................     204,184      368,830
                                                              ----------   ----------
          Total liabilities.................................     286,417      444,437
Stockholders' equity........................................   4,359,838    4,627,581
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $4,646,255   $5,072,018
                                                              ==========   ==========

                      PARENT COMPANY STATEMENTS OF INCOME

                                                                2003        2002       2001
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
INCOME:
  From subsidiaries*:
     Dividends from bank....................................  $ 878,675   $308,654   $461,880
     Interest...............................................      1,057      2,138      2,288
     Service fees...........................................     22,604     17,960     13,152
  Other.....................................................     26,489      2,476      4,576
                                                              ---------   --------   --------
          Total income......................................    928,825    331,228    481,896
                                                              ---------   --------   --------
EXPENSE:
  Salaries and employee benefits............................     19,854     19,676     15,073
  Interest..................................................      5,800      9,517     19,447
  Other.....................................................      5,899      6,692      5,401
                                                              ---------   --------   --------
          Total expense.....................................     31,553     35,885     39,921
                                                              ---------   --------   --------
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET
  INCOME OF SUBSIDIARIES....................................    897,272    295,343    441,975
Income tax expense (benefit)................................      6,351     (5,815)    (7,992)
                                                              ---------   --------   --------
       INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF
          SUBSIDIARIES......................................    890,921    301,158    449,967
(DIVIDENDS IN EXCESS OF)/EQUITY IN UNDISTRIBUTED NET INCOME
  OF SUBSIDIARIES*:
  Bank and bank holding company.............................   (203,474)   334,536     94,129
  Non-banks.................................................     17,739     14,177     10,372
                                                              ---------   --------   --------
          NET INCOME........................................  $ 705,186   $649,871   $554,468
                                                              =========   ========   ========

---------------

* Eliminated in consolidation.

                             SOUTHTRUST CORPORATION

                    PARENT COMPANY STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................  $ 705,186   $ 649,871   $ 554,468
  Dividends in excess of/(equity in) undistributed net
     income of subsidiaries.................................    185,735    (348,713)   (104,501)
                                                              ---------   ---------   ---------
  Income before dividends in excess of/(equity in)
     undistributed net income of subsidiaries...............    890,921     301,158     449,967
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Provision (credit) for:
     Depreciation of premises and equipment.................         32          31          23
     Deferred income tax....................................       (943)        181        (906)
  Gain on sale of available-for-sale securities.............    (24,329)        (40)     (1,778)
  Net decrease in other assets..............................      7,943       1,827       7,889
  Net decrease in other liabilities.........................    (10,696)     (7,193)     (1,492)
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........    862,928     295,964     453,703
INVESTING ACTIVITIES:
  Proceeds from maturities, calls and repayments of
     available-for-sale securities..........................      2,406       7,864       5,123
  Proceeds from sales of available-for-sale securities......    188,984      39,948       1,934
  Purchase of available-for-sale securities.................   (164,496)    (49,712)          0
  Advances to subsidiaries..................................         --        (769)   (102,242)
     Net (increase) decrease in:
          Short-term investments............................     79,306     (67,444)    (63,084)
          Loans to subsidiaries.............................         93         142      44,113
          Premises and equipment............................     (1,303)         --         (23)
                                                              ---------   ---------   ---------
     Net cash provided by (used in) investing activities....    104,990     (69,971)   (114,179)
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................     15,564       6,139       7,387
  Payments for:
     Repurchase of common stock.............................   (500,200)         --    (154,624)
     Long-term debt.........................................   (150,000)         --          --
     Cash dividends.........................................   (283,857)   (235,497)   (192,091)
  Net increase (decrease) in short-term borrowings..........     (2,974)      3,220        (447)
                                                              ---------   ---------   ---------
  Net cash used in financing activities.....................   (921,467)   (226,138)   (339,775)
                                                              ---------   ---------   ---------
Increase (decrease) in cash and due from banks..............     46,451        (145)       (251)
                                                              ---------   ---------   ---------
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR................         68         213         464
                                                              ---------   ---------   ---------
CASH AND DUE FROM BANKS AT END OF YEAR......................  $  46,519   $      68   $     213
                                                              =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $   7,653   $  18,679   $  18,552
  Cash paid (received) during the period for taxes..........      1,928         631      (4,506)
  Securities transferred from trading to
     available-for-sale.....................................         --      46,040          --

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A  CONTROLS AND PROCEDURES

     The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. The evaluation was performed under the supervision and with the participation of the Company's Disclosure Committee and Management, including the principal executive officer and the principal financial officer, as of the end of the period covered by this annual report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

     During the period covered by this annual report, there were no changes in the Company's internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors is contained in the Company's proxy statement for the annual meeting of stockholders on April 21, 2004 and is incorporated herein by reference.

     Information concerning the Company's executive officers is contained herein in response to Item 1 of Part I.

     Section 16(a) Beneficial Ownership Reporting Compliance: Information relating to beneficial ownership compliance is contained in the Company's proxy statement for the annual meeting of stockholders on April 21, 2004 and is incorporated herein by reference.

     Section 201(d) Securities Authorized for Issuance Under Equity Compensation
Plans: Information concerning the Company's securities authorized for issuance under equity compensation plans is contained herein in response to Item 5 of
Part II.

     Section 401(h) Audit Committee Financial Expert Compliance: Information relating to audit committee financial expert compliance is contained in the Company's proxy statement for the annual meeting of stockholders on April 21, 2004 and is incorporated herein by reference.

     Section 406 Code of Ethics Compliance: SouthTrust has adopted a code of ethics that applies to all employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and/or controller, or persons performing similar functions. The code of ethics is attached as Exhibit 14 to this Form 10-K. It is also posted on our Internet website at http://investor.southtrust.com/ethics.cfm.

ITEM 11  EXECUTIVE COMPENSATION

     Information relating to executive compensation is contained in the Company's proxy statement for the annual meeting of stockholders on April 21, 2004 and is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the Company's proxy statement for the annual meeting of stockholders on April 21, 2004 and is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is contained in the Company's proxy statement for the annual meeting of stockholders on April 21, 2004 and is incorporated herein by reference.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information relating to principal accountant fees and services is contained in the Company's proxy statement for the annual meeting of stockholders on April 21, 2004 and is incorporated herein by reference.

                                    PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1 -- Financial Statements:

     The following consolidated financial statements of SouthTrust Corporation and subsidiaries, included in the annual report of the Company to its stockholders for the year ended December 31, 2003 are:

          Reports of Independent Public Accountants

          Consolidated Balance Sheets -- December 31, 2003 and December 31, 2002

          Consolidated Statements of Income -- Years ended December 31, 2003, 2002, and 2001

        Consolidated Statements of Stockholders' Equity and Comprehensive Income -- December 31, 2003, 2002, and 2001

          Consolidated Statements of Cash Flows -- Years ended December 31, 2003, 2002, and 2001

          Notes to Consolidated Financial Statements -- Years ended December 31, 2003, 2002, and 2001

     (a)2 -- Financial Statement Schedules:

     All schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (a)3 -- Exhibits:

     *No. 3(i) -- Composite Restated Certificate of Incorporation of SouthTrust Corporation, which was filed as Exhibit 3(i) to SouthTrust Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-3613).

     *No. 3(ii) -- Composite Restated Bylaws of SouthTrust Corporation, which was filed as Exhibit 4(e) to the Registration Statement on Form S-4 of SouthTrust Corporation (Registration No. 33-61557).

     *No. 4(a) -- Articles FOURTH, SIXTH, SEVENTH and ELEVENTH of the Restated Certificate of Incorporation of SouthTrust Corporation (included at Exhibit 3(i)).

     *No. 4(b) -- Certificate of Designation on Preferences and Rights of Series 1999 Junior Participating Preferred Stock, adopted December 16, 1998 and effective February 22, 1999, which was filed as Exhibit A to Exhibit 1 to SouthTrust Corporation's Registration Statement on Form 8-A (File No. 001-14781).

     *No. 4(c) -- Amended and Restated Shareholder's Rights Agreement, dated as of August 1, 2000 between SouthTrust Corporation and American Stock Transfer & Trust Company, Rights Agent, which was filed as Exhibit 1 to SouthTrust Corporation's Registration Statement on Form 8-A (File No. 001-14781).

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

     *#No. 10(a) -- Long-Term Incentive Plan, which was filed as Exhibit 2 to the Proxy Statement for SouthTrust Corporation dated March 10, 2000 (File No. 000-03613).

     *#No. 10(b) -- Amended and Restated Senior Officer Performance Incentive Plan, which was filed as Exhibit I to the Proxy Statement for SouthTrust Corporation dated March 15, 1999 (File No. 000-03613).

     *#No. 10(c) -- Amended and Restated Performance Incentive Plan of SouthTrust Corporation and its Subsidiaries, which was filed as Exhibit 10(c) to SouthTrust Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

     *#No. 10(d) -- SouthTrust Corporation Performance Incentive Retirement Benefit Plan, which was filed as Exhibit 10(d) to SouthTrust Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

     *#No. 10(e) -- Amended and Restated SouthTrust Corporation Deferred Compensation Plan, which was filed as Exhibit 10(e) to SouthTrust Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

     *#No. 10(f) -- SouthTrust Corporation Enhanced Retirement Benefit Plan, which was filed as Exhibit 10(f) to SouthTrust Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

     *#No. 10(g) -- SouthTrust Corporation Wallace D. Malone, Jr. Nonqualified Deferred Compensation Plan Agreement, which was filed as Exhibit 10(g) to SouthTrust Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

     *#No. 10(h) -- Amended and Restated SouthTrust Corporation Executive Deferred Compensation Plan, which was filed as Exhibit 10(h) to SouthTrust Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

     *#No. 10(i) -- SouthTrust Corporation Wallace D. Malone, Jr. Second Nonqualified Deferred Compensation Plan and Agreement, which was filed as
Exhibit 10(i) to SouthTrust Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

     *#No. 10(k) -- Split Dollar Life Insurance Agreement for Julian W. Banton, which was filed as Exhibit 10(k) to SouthTrust Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

     *#No. 10(l) -- SouthTrust Corporation Directors' Stock Purchase Plan, which was filed as Exhibit 10(l) to SouthTrust Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

     *#No. 10(m) -- SouthTrust Corporation Restated Directors' Retirement Income Plan, which was filed as Exhibit 10(m) to SouthTrust Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

     *#No. 10(n) -- Amended and Restated Employment Agreement for Wallace D. Malone, Jr., which was filed as Exhibit 10(n) to SouthTrust Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

     *#No. 10(o) -- Employment Agreement for certain executive officers, which was filed as Exhibit 10(o) to SouthTrust Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-3613).

     *#No. 10(p) -- SouthTrust Corporation Executive Management Retirement Plan, which was filed as Exhibit 10(a) to SouthTrust Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-3613).

     #No. 10(q) -- SouthTrust Corporation Julian W. Banton Nonqualified Deferred Compensation Plan and Agreement.

     #No. 10(r) -- Retirement Agreement for Julian W. Banton.

     No. 12 -- Statement of Computation of Ratios.

     No. 14 -- Code of Ethics.

     No. 21 -- Subsidiaries of the Registrant.

     No. 23 -- Consents of Experts and Counsel.

     No. 24 -- Powers of Attorney.

     No. 31(a) -- Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

     No. 31(b) -- Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

     No. 32(a) -- Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     No. 32(b) -- Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Incorporated herein by reference.

     # Denotes management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K filed in the fourth quarter of 2002: a Form 8-K was filed on October 15, 2003, announcing financial results and disclosing supplemental financial information for the quarter ended September 30, 2003.

     (c) Exhibits -- The response to this portion of Item 15 is submitted as a separate section of this report.

     (d) Financial Statements Schedules: None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOUTHTRUST CORPORATION

                                              /s/ WALLACE D. MALONE, JR.
                                          --------------------------------------
                                                  Wallace D. Malone, Jr.
                                           Chairman and Chief Executive Officer

Date: February 27, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.


      /s/ WALLACE D. MALONE, JR.         Chairman, Chief Executive          February 27, 2004
--------------------------------------     Officer, Director
        Wallace D. Malone, Jr.

         /s/ ALTON E. YOTHER             Treasurer and Controller           February 27, 2004
--------------------------------------     (Principal Accounting and
           Alton E. Yother                 Financial Officer)


            /s/ TOM COLEY                Vice-Chairman, Director            February 27, 2004
--------------------------------------
              Tom Coley


                  *                      Director                           February 27, 2004
--------------------------------------
            Carl F. Bailey


                  *                      Director                           February 27, 2004
--------------------------------------
           John M. Bradford


                  *                      Director                           February 27, 2004
--------------------------------------
           William A. Coley


                  *                      Director                           February 27, 2004
--------------------------------------
           David J. Cooper

                  *                      Director                           February 27, 2004
--------------------------------------
          Garry N. Drummond

                  *                      Director                           February 27, 2004
--------------------------------------
          H. Allen Franklin

                  *                      Director                           February 27, 2004
--------------------------------------
          William C. Hulsey


                  *                      Director                           February 27, 2004
--------------------------------------
           Donald M. James


                  *                      Director                           February 27, 2004
--------------------------------------
        Allen J. Keesler, Jr.



                  *                      Director                           February 27, 2004
--------------------------------------
           Dr. Judy Merritt


                  *                      Director                           February 27, 2004
--------------------------------------
            Van L. Richey


        /s/ WILLIAM L. PRATER                                               February 27, 2004
--------------------------------------
          William L. Prater
           Attorney-in-fact