Form 10-Q
period 2004-03-31
SOUTHTRUST CORP
filed 2004-05-10
CIK 92081

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

         Yes [X]         No[ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

         Yes [X]         No[ ]

         At April 30, 2004, there were 329,784,384 shares of the Registrant's Common Stock, $2.50 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement Description                                                  Page(s)
------------------------------------------------------------------------------
Consolidated Condensed Balance Sheets (Unaudited)
         March 31, 2004, December 31, 2003 and
         March 31, 2003                                                 3

Consolidated Condensed Statements of Income (Unaudited)
         Three months ended March 31, 2004 and 2003                     4

Consolidated Condensed Statements of Stockholders' Equity
  and Comprehensive Income (Unaudited)
         Three months ended March 31, 2004 and 2003                     5

Consolidated Condensed Statements of Cash Flows (Unaudited)
         Three months ended March 31, 2004 and 2003                     6

Notes to Consolidated Condensed Financial Statements (Unaudited)
         Three months ended March 31, 2004 and 2003                     7-14


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS
                  and
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     15-32

ITEM 4.  CONTROLS AND PROCEDURES                                        33

                             SOUTHTRUST CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                         MARCH 31          DECEMBER 31         MARCH 31
(In Thousands, except share data)                          2004               2003               2003
                                                      ---------------    ---------------    ---------------
ASSETS
  Cash and due from banks                             $     1,393,577    $     1,061,502    $     1,128,132
  Short-term investments:
    Federal funds sold                                        151,567            219,177              1,320
    Interest-bearing deposits in other banks                    6,158              6,253              7,143
    Trading securities                                        120,905             67,110             73,780
    Loans held for sale                                       596,881            532,702            894,018
                                                      ---------------    ---------------    ---------------
         Total short-term investments                         875,511            825,242            976,261
  Available-for-sale securities                            11,169,715         11,425,935         11,343,160
  Held-to-maturity securities (1)                             222,952            231,731            306,350
  Loans                                                    36,121,925         35,511,436         34,677,606
  Less:
    Unearned income                                           229,806            231,243            237,244
    Allowance for loan losses                                 501,215            501,208            499,452
                                                      ---------------    ---------------    ---------------
         Net loans                                         35,390,904         34,778,985         33,940,910
  Premises and equipment, net                                 955,027            937,263            916,367
  Goodwill and core deposit intangible assets                 796,305            799,478            794,469
  Bank owned life insurance                                 1,036,085          1,028,501            995,419
  Other assets                                                832,865            836,251            947,544
                                                      ---------------    ---------------    ---------------
         Total assets                                 $    52,672,941    $    51,924,888    $    51,348,612
                                                      ===============    ===============    ===============
LIABILITIES
  Deposits:
    Interest-bearing                                  $    29,453,792    $    29,372,623    $    27,390,801
    Non-interest-bearing                                    6,061,147          5,373,974          4,921,963
                                                      ---------------    ---------------    ---------------
         Total deposits                                    35,514,939         34,746,597         32,312,764
  Federal funds purchased and securities sold
    under agreements to repurchase                          5,013,288          5,777,333          6,446,351
  Other short-term borrowings                                  61,309             97,538            372,935
  Federal Home Loan Bank advances                           3,780,785          3,580,817          4,220,914
  Long-term debt                                            2,856,481          2,506,904          2,329,028
  Other liabilities                                           948,903            855,861          1,143,554
                                                      ---------------    ---------------    ---------------
         Total liabilities                                 48,175,705         47,565,050         46,825,546
STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00 a share(2)                      -                  -                  -
   Common stock, par value $2.50 a share(3)                   894,939            892,460            891,301
   Capital surplus                                            631,879            618,954            613,973
   Retained earnings                                        3,503,571          3,399,872          3,078,313
   Accumulated other comprehensive income, net                195,750            130,030            270,428
   Treasury stock, at cost (4)                               (728,903)          (681,478)          (330,949)
                                                      ---------------    ---------------    ---------------
         Total stockholders' equity                         4,497,236          4,359,838          4,523,066
                                                      ---------------    ---------------    ---------------
         Total liabilities and stockholders' equity   $    52,672,941    $    51,924,888    $    51,348,612
                                                      ===============    ===============    ===============
(1) Held-to-maturity securities-fair value            $       252,267    $       258,872    $       337,040
(2) Preferred shares authorized                             5,000,000          5,000,000          5,000,000
    Preferred shares issued                                         -                  -                  -
(3) Common shares authorized                            1,000,000,000      1,000,000,000      1,000,000,000
    Common shares issued                                  357,975,648        356,983,844        356,520,441
(4) Treasury shares of common stock                        28,155,096         26,741,266         14,638,054

            See Notes to Consolidated Condensed Financial Statements

                             SOUTHTRUST CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                              -----------------------
   (In Thousands, except per share data)         2004         2003
                                              ----------   ----------
INTEREST INCOME
  Loans and leases, including fees            $  415,839   $  445,189
  Available-for-sale securities                  136,949      148,966
  Held-to-maturity securities                      4,092        5,994
  Short-term investments                           8,148       14,446
                                              ----------   ----------
      Total interest income                      565,028      614,595
                                              ----------   ----------
INTEREST EXPENSE
  Deposits                                        99,136      121,701
  Short-term borrowings                            9,545       16,953
  Federal Home Loan Bank advances                 31,394       45,301
  Long-term debt                                  14,995       15,422
                                              ----------   ----------
      Total interest expense                     155,070      199,377
                                              ----------   ----------
      Net interest income                        409,958      415,218
      Provision for loan losses                   27,522       29,400
                                              ----------   ----------
    NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                              382,436      385,818
NON-INTEREST INCOME
  Service charges on deposit accounts             72,404       70,788
  Mortgage banking operations                      6,649       17,166
  Bank card fees                                  11,635       10,404
  Debit card fees                                 10,430       10,463
  Trust fees                                       8,210        7,423
  Investment fees                                 16,112       16,151
  Bank owned life insurance                       14,226       16,116
  Securities gains (losses), net                   2,933       (1,096)
  Other                                           23,775       15,816
                                              ----------   ----------
      Total non-interest income                  166,374      163,231
                                              ----------   ----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                 175,521      180,460
  Net occupancy                                   27,178       25,986
  Equipment                                       14,798       15,935
  Professional services                           14,496       13,502
  Data processing                                 11,035       11,693
  Communications                                  11,641       12,245
  Other                                           30,685       38,206
                                              ----------   ----------
      Total non-interest expense                 285,354      298,027
                                              ----------   ----------
Income before income taxes                       263,456      251,022
Income tax expense                                80,499       79,677
                                              ----------   ----------
        NET INCOME                            $  182,957   $  171,345
                                              ==========   ==========
Average shares outstanding - basic               331,027      345,514
Average shares outstanding - diluted             335,251      350,494
Net income per share - basic                  $     0.55   $     0.50
Net income per share - diluted                      0.55         0.49
Dividends declared per share                        0.24         0.21

            See Notes to Consolidated Condensed Financial Statements

                             SOUTHTRUST CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS'
                         EQUITY AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                             ACCUMULATED
                                                   COMMON STOCK                                 OTHER
                                              ----------------------   CAPITAL   RETAINED   COMPREHENSIVE  TREASURY
                                                SHARES       AMOUNT    SURPLUS   EARNINGS       INCOME       STOCK       TOTAL
                                              -----------   --------  --------  ----------  -------------  ---------  ------------
BALANCE AT JANUARY 1, 2003                    346,924,166   $889,450  $604,034  $2,979,822    $ 334,928    ($180,653) $  4,627,581
Net income                                              -          -         -     171,345            -            -       171,345
Change in:
   Unrealized loss on
   available-for-sale securities, net*                  -          -         -           -      (60,667)           -       (60,667)
   Unrealized loss on derivatives, net*                 -          -         -           -         (376)           -          (376)
   Additional minimum benefit liablity
     adjustment, net*                                   -          -         -           -       (3,457)           -        (3,457)
                                                                                                                      ------------
   Total other comprehensive loss, net                                                                                     (64,500)
                                                                                                                      ------------
Comprehensive income                                                                                                       106,845
                                                                                                                      ============
Dividends declared ($.21 per share)                     -          -         -     (72,854)           -            -       (72,854)
Common stock issued pursuant to:
     Long - term incentive plan                   596,149      1,490     7,338           -            -            -         8,828
     Employee discounted stock
     purchase plan                                144,335        361     2,601           -            -            -         2,962
Treasury stock acquired                        (5,782,263)         -         -           -            -     (150,296)     (150,296)
                                              -----------   --------  --------  ----------    ---------    ---------  ------------
BALANCE AT MARCH 31, 2003                     341,882,387   $891,301  $613,973  $3,078,313    $ 270,428    ($330,949) $  4,523,066
                                              ===========   ========  ========  ==========    =========    =========  ============
BALANCE AT JANUARY 1, 2004                    330,242,578   $892,460  $618,954  $3,399,872    $ 130,030    ($681,478) $  4,359,838
Net income                                              -          -         -     182,957            -            -       182,957
Change in:
   Unrealized gain on available-for-sale
      securities, net*                                  -          -         -           -       64,406            -        64,406
   Unrealized gain on derivatives, net*                 -          -         -           -        1,314            -         1,314
                                                                                                                      ------------
   Total other comprehensive income, net                                                                                    65,720
                                                                                                                      ------------
Comprehensive income                                                                                                       248,677
                                                                                                                      ============
Dividends declared ($.24 per share)                     -          -         -     (79,258)           -            -       (79,258)
Common stock issued pursuant to:
     Long - term incentive plan                   813,324      2,033     9,470           -            -            -        11,503
     Employee discounted stock purchase plan      178,480        446     3,455           -            -            -         3,901
Treasury stock acquired                        (1,413,830)         -         -           -            -      (47,425)      (47,425)
                                              -----------   --------  --------  ----------    ---------    ---------  ------------
BALANCE AT MARCH 31, 2004                     329,820,552   $894,939  $631,879  $3,503,571    $ 195,750    ($728,903) $  4,497,236
                                              ===========   ========  ========  ==========    =========    =========  ============

*See disclosure of reclassification amount and tax effect in Notes to Consolidated Condensed Financial Statements

            See Notes to Consolidated Condensed Financial Statements

                             SOUTHTRUST CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                          --------------------------
                   (In Thousands)                            2004            2003
-------------------------------------------------------   -----------    -----------
OPERATING ACTIVITIES
  Net income                                              $   182,957    $   171,345
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Provision (credit) for:                                     27,522         29,400
      Loan losses
      Depreciation of premises and equipment                   14,680         15,248
      Amortization of intangibles                               4,780          4,321
      Amortization of security premium                          1,595            880
      Accretion of security discount                           (3,476)        (8,755)
      Deferred income taxes                                     1,104         11,953
      Bank owned life insurance                               (14,226)       (16,116)
   Origination and secondary marketing income, net             (6,340)       (15,764)
   Securities (gains) losses, net                              (2,933)         1,096
   Origination of loans held for sale                      (1,037,917)    (1,331,064)
   Proceeds from sales of loans held for sale                 980,376      1,586,823
   Net increase in trading securities                         (53,795)       (17,424)
   Net (increase) decrease in other assets                     44,144        (50,555)
   Net increase (decrease) in other liabilities                65,429         54,363
                                                          -----------    -----------
       Net cash provided by operating activities              203,900        435,751

INVESTING ACTIVITIES
  Proceeds from maturities, calls or prepayments of:
     Available-for-sale securities                          1,719,154      1,290,859
     Held-to-maturity securities                                8,861         62,591
   Proceeds from sales of available-for-sale securities       110,972      1,169,376
   Purchases of:
     Available-for-sale securities                         (1,504,767)    (3,212,799)
     Premises and equipment                                   (32,445)       (12,653)
  Net (increase) decrease in:
     Short-term investments                                    67,705          2,749
     Loans                                                   (640,176)      (226,475)
                                                          -----------    -----------
     Net cash used in investing activities                   (270,696)      (926,352)
FINANCING ACTIVITIES
  Net increase (decrease) in:
     Deposits                                                 771,673       (626,927)
     Short-term borrowings                                   (802,455)     1,553,680
  Proceeds from:
     Common Stock issuances                                    12,613          9,735
     Federal Home Loan Bank advances                          200,031              7
     Long-term debt issuances                                 600,000        150,000
  Payments for:
     Repurchase of common stock                               (47,184)      (149,981)
     Federal Home Loan Bank advances                              (63)      (250,037)
     Long-term debt                                          (256,490)          (107)
     Cash dividends                                           (79,254)       (72,964)
                                                          -----------    -----------
     Net cash provided by financing activities                398,871        613,406
                                                          -----------    -----------
     INCREASE IN CASH AND DUE FROM BANKS                      332,075        122,805
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR              1,061,502      1,005,327
                                                          -----------    -----------
  CASH AND DUE FROM BANKS AT END OF PERIOD                $ 1,393,577    $ 1,128,132
                                                          ===========    ===========

            See Notes to Consolidated Condensed Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Note A - General

         The Consolidated Condensed Financial Statements were prepared by the SouthTrust Corporation (the "Company" or "SouthTrust") without an audit, but in the opinion of Management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations as of and for the three month periods ended March 31, 2004 and 2003. Results of operations for the interim 2004 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

Note B - Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") 132 (revised 2003) - Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106 and a replacement of FASB Statement No. 132

         In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 132 (revised 2003), which revises employers' disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, investment strategy, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement is effective for financial statements ending after December 15, 2003. The effect of this Statement is reflected in the disclosures noted in Note G herein.

FASB Interpretation ("FIN") 46 and 46R - Consolidation of Variable Interest Entities

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

Staff Accounting Bulletin ("SAB") 105 - Application of Accounting Principles to Loan Commitments

         In March 2004, the Securities and Exchange Commission ("SEC") issued SAB 105, which summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SAB requires that the fair value measurement of a loan commitment that is accounted for as a derivative includes only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. This SAB is effective for loan commitments entered into after March 31, 2004. The Company adopted SAB 105 on April 1, 2004, and the effect was not material.

Note C - Earnings per Share Reconciliation

         A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                       Three months ended March 31
                                       ---------------------------
(In Thousands, except per share data)        2004       2003
-------------------------------------      --------   --------
Basic:
Net income                                 $182,957   $171,345
Average common shares outstanding           330,326    345,514
Service contingency                             701          -
                                           --------   --------
Average basic shares outstanding            331,027    345,514
                                           --------   --------
Earnings per share                         $   0.55   $   0.50
                                           ========   ========
Diluted:
Net income                                 $182,957   $171,345
Average common shares outstanding           330,326    345,514
Service contingency                             701          -
Dilutive effect of stock options and
performance shares                            4,224      4,980
                                           --------   --------
Average diluted shares outstanding          335,251    350,494
                                           --------   --------
Earnings per share                         $   0.55   $   0.49
                                           ========   ========

         The Company had 2,933,750 options issued that were not included in the calculation of diluted EPS for the three-month period ended March 31, 2004, as the exercise price of these options was in excess of the average market price. There were 2,853,750 excluded options for the three-month period ended March 31, 2003.

Note D - Comprehensive Income (Loss)

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

         In the calculation of comprehensive income (loss), certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:

                                                                  Three months ended March 31
                                                --------------------------------------------------------------
                                                            2004                             2003
                                                -----------------------------   ------------------------------
                                                 Before     Tax       Net of     Before      Tax       Net of
                (In Thousands)                    Tax      Effect       Tax        Tax      Effect      Tax
                                                --------  --------   --------   --------   --------   --------
Change in unrealized gain (loss) on
    available-for-sale securities:
Unrealized holding gains (losses) arising
    during the period                           $105,165  $(38,941)  $ 66,224   $(61,908)  $    561   $(61,347)
Less: net realized gains (losses)                  2,933    (1,115)     1,818     (1,096)       416       (680)
                                                --------  --------   --------   --------   --------   --------
Unrealized gain (loss) on securities             102,232   (37,826)    64,406    (60,812)       145    (60,667)
                                                ========  ========   ========   ========   ========   ========
Change in fair value of derivatives used
    as cash flow hedges:

Unrealized holding gains (losses) arising
    during the period                              8,931    (3,394)     5,537      4,576     (1,739)     2,837
Less: reclassification adjustment                  6,811    (2,588)     4,223      5,182     (1,969)     3,213
                                                --------  --------   --------   --------   --------   --------
Unrealized gain (loss) on derivatives used as
    cash flow hedges                               2,120      (806)     1,314       (606)       230       (376)
                                                --------  --------   --------   --------   --------   --------
Additional minimum benefit liablity adjustment         -         -          -     (5,576)     2,119     (3,457)
                                                --------  --------   --------   --------   --------   --------
Total Other Comprehensive Income (Loss)         $104,352  $(38,632)  $ 65,720   $(66,994)  $  2,494   $(64,500)
                                                ========  ========   ========   ========   ========   ========

Note E - Supplemental Cash Flow Information

         The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2004 and 2003.

                                           Three Months Ended March 31
                                           ---------------------------
           (In Thousands)                     2004            2003
                                           -----------     -----------
Cash paid during period for:
   Interest                                  $154,373       $200,870
   Income taxes                                29,814         32,704
Noncash transactions:
   Loans transferred to other real estate      10,471         14,518
   Financed sales of foreclosed property           78          4,208

Note F - Proforma Stock-Based Compensation

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

         If the Company had elected to recognize compensation cost for options based on the fair value of the options as permitted by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   Three Months Ended Mar 31
                                                   -------------------------
  (Dollars in Thousands, except per share data)       2004          2003
                                                   -----------   -----------
Net income - as reported                           $   182,957   $   171,345
Deduct: Stock-based employee
   compensation expense determined
   under fair value based methods for all awards,
   net of tax                                           (6,807)       (3,744)
                                                   -----------   -----------
Net income - pro forma                             $   176,150   $   167,601
                                                   ===========   ===========
Earnings per share - as reported
   Basic                                           $      0.55   $      0.50
   Diluted                                                0.55          0.49
Earnings per share- pro forma
   Basic                                           $      0.53   $      0.49
   Diluted                                                0.53          0.48

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

                                 Three Months Ended Mar 31
                                 -------------------------
                                   2004              2003
                                 -------           -------
Expected dividend yield             3.03%             3.20%
Expected stock price volatility       29                28
Risk-free interest rate             3.50              3.67
Expected life of options         7 years           7 years

Note G - Pension Disclosures

         In December 2003, the FASB issued SFAS 132 (revised 2003), which revises employers' disclosures about pension plans and other postretirement benefits. A summary of the provisions of this Statement is included in Note B to the consolidated condensed financial statements.

         Net periodic benefits cost includes the following components for the three months ended March 31:

                                      PENSION PLAN
                                     2004       2003
                                    -------   -------
Service cost                        $ 4,625   $ 4,097
Interest cost                         4,100     3,546
Expected return on plan assets       (5,500)   (3,903)
Amortization of prior service cost       50        39
Recognized net actuarial loss           825       818
                                    -------   -------
             Total                  $ 4,100   $ 4,597
                                    =======   =======

                                       ADDITIONAL RETIREMENT, DEFERRED,
                                            INCENTIVE, AND ENHANCED
                                               RETIREMENT PLANS
                                                 2004    2003
                                                ------  ------
Service cost                                    $  260  $  728
Interest cost                                      932     806
Amortization of prior service cost                 218     885
Recognized net actuarial loss                      305     301
                                                ------  ------
             Total                              $1,715  $2,720
                                                ======  ======

                                     POSTRETIREMENT BENEFITS
                                           2004    2003
                                          -----   -----
Service cost                              $ 235   $ 238
Interest cost                               140     180
Amortization of unrecognized
        transitional liability               28      27
Amortization  of prior service cost        (110)      -
Recognized net actuarial loss               107      51
                                          -----   -----
             Total                        $ 400   $ 496
                                          =====   =====

         The Company previously disclosed in its financial statements for the year ended December 31, 2003, the expected contributions to its pension, additional retirement, deferred, incentive, enhanced retirement, and postretirement plans during the 2004 plan year. It does not expect to contribute to the Pension Plan in the 2004 plan year. The Company plans to contribute approximately $1.7 million to its additional retirement, deferred, incentive, and enhanced retirement plans in 2004; however, no contributions were made in the first quarter of 2004. The Company also expects to contribute approximately $0.7 million to its postretirement medical plan in 2004, there were no contributions made in the first quarter of 2004.

Note H - Business Segments

         The Company segregates financial information for use in assessing its performance, which is ultimately used for allocating resources to its business segments. The Company has four reportable business segments which are primarily aligned along the Company's organizational structure. Each segment is managed by one or more of the Company's executives who, in conjunction with the Chief Executive Officer, make strategic business decisions regarding that segment. The four reportable business segments are Commercial Banking, Regional Banking, Funds Management, and Capital Management.

         The Commercial Banking segment provides financing and other services for corporate customers throughout all geographic areas covered by SouthTrust. Types of corporate lending include the following: commercial and industrial, commercial real estate, middle-market lending, commercial leasing, asset-based lending, residential construction and health care. Also, the Commercial Banking segment provides cash management and international services in conjunction with the lending relationship established with commercial banking customers. The Regional Banking segment generates revenues through the Company's branch banking network. Services and products include retail and small business lending, depository services, and business banking. Also included in Regional Banking are certain centralized consumer lending areas such as mortgage lending and auto leasing, and branch administration costs. The Funds Management segment provides asset and liablity management, which includes management of interest rate and liquidity risk. Activites include management of the Company's securities portfolio, wholesale and long-term funding sources, and the use of derivatives such as interest rate swap agreements. The Capital Management segment provides trust, brokerage, investment, insurance services and private banking. All of these functions are managed as one area with the goal of providing a variety of financial management products to customers.

         The remaining Company divisions included within the Reconciliation grouping are divisions that have no operating revenue. They contain unallocated costs not directly associated with the other reportable segments. Other items in this grouping include income from bank owned life insurance, income tax expense and intercompany eliminations.

         The Company's management accounting policies generally follow those for the Company described in Note A to the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2003, except for the following items. The Company uses a transfer pricing process, which involves matched rate transfer pricing of assets and liabilities to determine a contribution to the net interest margin by segment. Also, net interest margin is reported on a fully taxable equivalent basis. Data processing and other support function costs are allocated to business segments primarily based on resource usage. Also, the Company uses a risk-based methodology to allocate capital to business segments.

         The Company's management accounting policies are continuously evolving based on both internal and external factors. Therefore, the Company has restated the comparative 2003 segment information to conform to the 2004 presentation for methodology changes made during the latter part of 2003. As management accounting policies change, prior period restatements may also be necessary in the future. In addition, results of operations for SouthTrust's reportable segments may not be comparable to similar reportable segments for other financial institutions.

         The following tables present the Company's business segment information for the three month periods ended March 31, 2004 and 2003:

                                                  Three months ended March 31, 2004
                                ---------------------------------------------------------------------
                                Commercial   Regional    Funds      Capital    Reconciling    Total
        (In Millions)            Banking     Banking   Management  Management     Items      Company
------------------------------  ----------  ---------  ----------  ----------  -----------  ---------
Net interest margin (FTE) ....  $    104.2  $   244.9  $     64.0  $     16.7  $    (17.0)  $   412.8
Provision for loan losses ....        11.7       15.3           -         0.7        (0.2)       27.5
Non-interest income ..........        12.1      110.7         2.1        26.4        15.1       166.4
Non-interest expense .........        31.2      237.1         1.4        27.7       (12.0)      285.4
                                ----------  ---------  ----------  ----------  ----------   ---------
       Pre-tax income ........        73.4      103.2        64.7        14.7        10.3       266.3
Income tax expense (FTE) .....           -          -           -           -        83.3        83.3
                                ----------  ---------  ----------  ----------  ----------   ---------
     Net income ..............  $     73.4  $   103.2  $     64.7  $     14.7  $    (73.0)  $   183.0
                                ==========  =========  ==========  ==========  ==========   =========
Ending assets ................  $ 15,105.3  $21,617.0  $ 11,769.4  $  1,533.9  $  2,647.3   $52,672.9
                                ==========  =========  ==========  ==========  ==========   =========

                                                   Three months ended March 31, 2003
                                ---------------------------------------------------------------------
                                Commercial   Regional    Funds      Capital    Reconciling    Total
        (In Millions)            Banking     Banking   Management  Management     Items      Company
------------------------------  ----------  ---------  ----------  ----------  -----------  ---------
Net interest margin (FTE).....  $    100.6  $   247.9  $     70.3  $     14.2  $     (14.9) $   418.1
Provision for loan losses.....         8.3       20.8           -         1.0         (0.7)      29.4
Non-interest income...........        10.1      111.1           -        25.9         16.1      163.2
Non-interest expense..........        36.5      266.0         1.6        27.9        (34.0)     298.0
                                ----------  ---------  ----------  ----------  -----------  ---------
     Pre-tax income...........        65.9       72.2        68.7        11.2         35.9      253.9
Income tax expense (FTE)......           -          -           -           -         82.6       82.6
                                ----------  ---------  ----------  ----------  -----------  ---------
   Net income.................  $     65.9  $    72.2  $     68.7  $     11.2  $     (46.7) $   171.3
                                ==========  =========  ==========  ==========  ===========  =========
Ending assets.................  $ 14,594.0  $21,055.9  $ 11,957.8  $  1,239.4  $   2,501.5  $51,348.6
                                ==========  =========  ==========  ==========  ===========  =========

Note I - Business Combinations

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BUSINESS

         SouthTrust Corporation ("SouthTrust" or the "Company") is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, and engages, through its subsidiary bank, SouthTrust Bank, and its non-banking subsidiaries, in a full range of banking services from 712 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of March 31, 2004, the Company had consolidated total assets of $52.7 billion, which ranked it among the top twenty bank holding companies in the United States.

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

         Information relating to the Company's business segments can be found in Note H to the unaudited Consolidated Condensed Financial Statements.

FORWARD-LOOKING STATEMENTS

         This report and the documents incorporated herein by reference may contain certain statements relating to the future results of the Company based upon information currently available. These "forward-looking statements" (as defined in Section 21E of The Securities and Exchange Act of 1934) are typically identified by words such as "believes", "expects", "anticipates", "intends", "estimates", "projects", and similar expressions. These forward-looking statements are based upon assumptions the Company believes are reasonable and may relate to, among other things, the allowance for loan loss adequacy, simulation of changes in interest rates and litigation results. Such forward-looking statements are subject to risks and uncertainties, which could cause the Company's actual results to differ materially from those included in these statements. These risks and uncertainties include, but are not limited to, the following: (1) changes in political and economic conditions; (2) interest rate fluctuations; (3) competitive product and pricing pressures within the Company's markets; (4) equity and fixed income market fluctuations; (5) personal and corporate customers' bankruptcies; (6) inflation; (7) acquisitions and integration of acquired businesses; (8) technological changes; (9) changes in law; (10) changes in fiscal, monetary, regulatory and tax policies; (11) monetary fluctuations; (12) success in gaining regulatory approvals when required; and (13) other risks and uncertainties listed from time to time in the Company's SEC reports and announcements.

SELECTED QUARTERLY FINANCIAL DATA                                        TABLE 1
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                     Quarters Ended
                                          --------------------------------------------------------------------
                                             2004                                 2003
                                          -----------   ------------------------------------------------------
                                            Mar 31        Dec 31        Sept 30       Jun 30          Mar 31
                                          -----------   -----------   -----------   -----------    -----------
EARNINGS SUMMARY:
  Interest income                         $     565.1   $     573.2   $     573.2   $     606.1    $     614.6
  Interest expense                              155.1         159.4         165.6         189.3          199.4
                                          -----------   -----------   -----------   -----------    -----------
  Net interest income                           410.0         413.8         407.6         416.8          415.2
  Provision for loan losses                      27.5          34.9          30.0          30.3           29.4
                                          -----------   -----------   -----------   -----------    -----------
  Net interest income after
   provision for loan losses                    382.5         378.9         377.6         386.5          385.8
  Non-interest income                           163.5         161.7         174.7         179.1          164.3
  Securities gains  (losses)                      2.9           0.1           2.4          (1.4)          (1.1)
  Non-interest expense                          285.4         280.6         294.9         306.4          298.0
                                          -----------   -----------   -----------   -----------    -----------
  Income before income taxes                    263.5         260.1         259.8         257.8          251.0
  Income taxes                                   80.5          79.6          81.2          83.0           79.7
                                          -----------   -----------   -----------   -----------    -----------
  Net income                              $     183.0   $     180.5   $     178.6   $     174.8    $     171.3
                                          ===========   ===========   ===========   ===========    ===========
PER COMMON SHARE:
  Net income - basic                      $      0.55   $      0.54   $      0.53   $      0.51    $      0.50
  Net income- diluted                            0.55          0.54          0.53          0.51           0.49
  Cash dividends declared                        0.24          0.21          0.21          0.21           0.21
  Book value                                    13.64         13.20         13.15         13.32          13.23
  Market value-high                             34.90         33.06         30.54         29.98          27.44
  Market value-low                              31.26         29.35         26.68         25.41          24.19
ENDING BALANCES:
  Loans, net of unearned income           $  35,892.1   $  35,280.2   $  34,856.7   $  34,297.1    $  34,440.4
  Total assets                               52,672.9      51,924.9      51,561.9      51,708.2       51,348.6
  Deposits                                   35,514.9      34,746.6      34,284.2      34,368.7       32,312.8
  Federal Home Loan Bank advances             3,780.8       3,580.8       3,595.8       3,670.9        4,220.9
  Long-term debt                              2,856.5       2,506.9       2,717.3       2,533.7        2,329.0
  Stockholders' equity                        4,497.2       4,359.8       4,381.0       4,496.9        4,523.1
  Common shares (in thousands)                329,821       330,243       333,210       337,530        341,882
AVERAGE BALANCES:
  Loans, net of unearned income           $  35,553.4   $  35,090.0   $  34,202.8   $  34,405.1    $  34,395.7
  Earning assets                             47,664.9      47,240.1      46,313.7      47,116.1       46,356.7
  Total assets                               51,734.1      51,416.2      50,479.6      51,342.1       50,493.9
  Deposits                                   35,858.0      35,469.2      33,477.5      33,880.2       32,589.7
  Stockholders' equity                        4,438.4       4,317.1       4,358.2       4,513.0        4,587.6
  Common shares (in thousands)
   Basic                                      331,027       332,062       336,184       340,220        345,514
   Diluted                                    335,251       336,229       339,875       343,578        350,494
SELECTED RATIOS:
  Return on average total assets                 1.42%         1.39%         1.40%         1.37%          1.38%
  Return on average stockholders' equity        16.58         16.59         16.26         15.53          15.15
  Net interest margin (FTE)                      3.50          3.51          3.53          3.60           3.69
  Average equity to average assets               8.58          8.40          8.63          8.79           9.09
  Non-interest expense as a percent
   of average total assets                       2.22          2.16          2.32          2.39           2.39
  Efficiency ratio                              49.52         48.52         50.39         51.17          51.17

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND                        TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID
(DOLLARS IN MILLIONS; YIELDS ON TAXABLE EQUIVALENT BASIS)

                                                                               Quarters Ended
                                                 ---------------------------------------------------------------------------
                                                             March 31, 2004                        December 31, 2003
                                                 --------------------------------------   ----------------------------------
                                                                                 (1)                                 (1)
                                                   Average                     Yield/       Average                 Yield/
                                                   Balance      Interest        Rate        Balance    Interest      Rate
                                                 ----------    ----------    ----------   ----------  ----------  ----------
ASSETS
Loans, net of unearned income (2)                $ 35,553.4    $    416.3          4.71%  $ 35,090.0  $    424.4        4.80%
Available-for-sale securities:
   Taxable                                         10,840.2         133.0          5.04     10,755.5       132.6        4.95
   Non-taxable                                        352.9           6.1          7.49        357.9         6.2        7.36
Held-to-maturity securities:
   Taxable                                            204.3           3.7          7.30        214.0         3.9        7.16
   Non-taxable                                         22.6           0.6         10.46         23.0         0.6       10.25
Short-term investments                                691.5           8.2          4.74        799.7         8.4        4.15
                                                 ----------    ----------    ----------   ----------  ----------  ----------
     Total interest-earning assets                 47,664.9    $    567.9          4.82%    47,240.1  $    576.1        4.85%
Allowance for loan losses                            (502.3)                                  (507.6)
Other assets                                        4,571.5                                  4,683.7
                                                 ----------    ----------    ----------   ----------  ----------  ----------
     Total assets                                $ 51,734.1                               $ 51,416.2
                                                 ==========    ==========    ==========   ==========  ==========  ==========
LIABILITIES
Savings deposits                                 $  2,386.7    $      3.6          0.60%  $  2,374.5  $      3.7        0.62%
Interest-bearing demand deposits                    4,942.5           7.8          0.64      4,775.8         7.9        0.65
Time deposits                                      23,482.5          87.8          1.50     23,240.2        90.4        1.54
Short-term borrowings                               4,237.0           9.5          0.91      4,584.2        10.6        0.92
Federal Home Loan Bank advances                     3,624.7          31.4          3.48      3,591.1        32.2        3.55
Long-term debt                                      2,646.2          15.0          2.28      2,521.5        14.7        2.31
                                                 ----------    ----------    ----------   ----------  ----------  ----------
     Total interest-bearing liabilities            41,319.6    $    155.1          1.51%    41,087.3  $    159.5        1.54%
Non-interest-bearing demand deposits                5,046.3                                  5,078.7
Other liabilities                                     929.8                                    933.1
                                                 ----------    ----------    ----------   ----------  ----------  ----------
Total liabilities                                  47,295.7                                 47,099.1
STOCKHOLDERS' EQUITY                                4,438.4                                  4,317.1
                                                 ----------    ----------    ----------   ----------  ----------  ----------
     Total liabilities and stockholders' equity  $ 51,734.1                               $ 51,416.2
                                                 ==========    ==========    ==========   ==========  ==========  ==========
Net interest income                                            $    412.8                             $    416.6
                                                 ==========    ==========    ==========   ==========  ==========  ==========
Net interest margin                                                                3.50%                                3.51%
                                                 ==========    ==========    ==========   ==========  ==========  ==========
Net interest spread                                                                3.31%                                3.31%
                                                 ==========    ==========    ==========   ==========  ==========  ==========

(1) YIELDS WERE CALCULATED USING THE AVERAGE AMORTIZED COST OF THE UNDERLYING ASSETS. ALL YIELDS AND RATES ARE PRESENTED ON AN ANNUALIZED BASIS.

(2) INCLUDED IN INTEREST ARE NET LOAN FEES OF $10.8 MILLION, $12.8 MILLION, $11.5 MILLION, $9.3 MILLION, AND $10.2 MILLION FOR EACH OF THE FIVE QUARTERS IN THE PERIOD ENDED MARCH 31, 2004, RESPECTIVELY. THE AVERAGES INCLUDE LOANS ON WHICH THE ACCRUAL OF INTEREST HAS BEEN DISCONTINUED. INCOME ON NON-ACCRUAL LOANS IS RECOGNIZED ON A CASH BASIS.

                                                                         TABLE 2

                                                 Quarters Ended
-----------------------------------------------------------------------------------------------------------------
          September 30, 2003                        June 30, 2003                        March 31, 2003
--------------------------------------    ----------------------------------   ----------------------------------
                                (1)                                  (1)                                  (1)
  Average                     Yield/        Average                 Yield/       Average                 Yield/
  Balance      Interest        Rate         Balance    Interest      Rate        Balance    Interest      Rate
----------    ----------    ----------    ----------  ----------  ----------   ----------  ----------  ----------
$ 34,202.8    $    420.3          4.88%   $ 34,405.1  $    437.8        5.10%  $ 34,395.7  $    445.6        5.25%
   9,982.6         127.6          5.16      10,771.8       144.7        5.57     10,228.3       144.6        5.96
     365.0           6.4          7.39         383.5         6.1        6.89        376.3         6.6        7.50
     231.7           4.1          7.10         255.6         4.9        7.65        299.6         5.3        7.23
      23.9           0.6         10.15          30.9         0.4        5.55         38.7         0.9        9.29
   1,507.7          17.0          4.47       1,269.2        15.1        4.77      1,018.1        14.5        5.75
----------    ----------    ----------    ----------  ----------  ----------   ----------  ----------  ----------
  46,313.7    $    576.0          4.95%     47,116.1  $    609.0        5.23%    46,356.7  $    617.5        5.45%
    (508.0)                                   (502.6)                              (501.0)
   4,673.9                                   4,728.6                              4,638.2
----------    ----------    ----------    ----------  ----------  ----------   ----------  ----------  ----------
$ 50,479.6                                $ 51,342.1                           $ 50,493.9
==========    ==========    ==========    ==========  ==========  ==========   ==========  ==========  ==========
$  2,355.1    $      3.7          0.62%   $  2,333.9  $      4.1        0.70%  $  2,300.4  $      4.2        0.74%
   4,488.0           7.3          0.65       4,486.2         8.5        0.76      4,543.2         9.6        0.86
  21,809.1          92.4          1.68      22,299.1       104.3        1.88     21,353.8       107.9        2.05
   5,411.8          12.9          0.95       5,212.0        15.4        1.19      5,571.1        17.0        1.23
   3,644.2          33.8          3.68       4,089.0        40.5        3.97      4,373.7        45.3        4.20
   2,530.3          15.4          2.42       2,470.6        16.5        2.68      2,251.8        15.4        2.78
----------    ----------    ----------    ----------  ----------  ----------   ----------  ----------  ----------
  40,238.5    $    165.5          1.63%     40,890.8  $    189.3        1.86%    40,394.0  $    199.4        2.00%
   4,825.4                                   4,761.0                              4,392.3
   1,057.5                                   1,177.3                              1,120.0
----------    ----------    ----------    ----------  ----------  ----------   ----------  ----------  ----------
  46,121.4                                  46,829.1                             45,906.3
   4,358.2                                   4,513.0                              4,587.6
----------    ----------    ----------    ----------  ----------  ----------   ----------  ----------  ----------
$ 50,479.6                                $ 51,342.1                           $ 50,493.9
==========    ==========    ==========    ==========  ==========  ==========   ==========  ==========  ==========
              $    410.5                              $    419.7                           $    418.1
==========    ==========    ==========    ==========  ==========  ==========   ==========  ==========  ==========
                                  3.53%                                 3.60%                                3.69%
==========    ==========    ==========    ==========  ==========  ==========   ==========  ==========  ==========
                                  3.32%                                 3.37%                                3.45%
==========    ==========    ==========    ==========  ==========  ==========   ==========  ==========  ==========

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

         The Company's net interest margin decreased 19 basis points from the first quarter of 2003 to 3.50% for the 2004 first quarter period. The economic conditions during 2003 and the prolonged low interest rate environment presented a challenge to the Company as well as other financial institutions. Since the beginning of 2001, the Fed has lowered short-term interest rates a total of 500 basis points. These factors contributed to historically low mortgage interest rates, leading to higher prepayments of mortgage-backed securities, 1-4 family mortgage loans, as well as other fixed-rate interest-earning assets tied to treasury yields (which are the benchmark for mortgage interest rates). Prepayments from these assets, as well as fixed-rate commercial loans, were being reinvested at lower rates, while liability costs, which are tied to other indexes, were not declining at the same pace as asset yields. These factors caused compression in the Company's net interest margin during 2003.

         Looking at the remainder of 2004, Management continues to manage the interest rate sensitivity position of the Company to a neutral to slightly asset sensitive position. This is accomplished by remaining focused on the variable-rate lending, managing the maturity duration of securities purchases, carefully managing the level of fixed-rate loans, and continued growth in core deposits. The Company believes that certain trends will have a stabilizing effect on the net interest margin. Long-term interest rates have begun to stabilize, or have increased in some cases. The Company expects that this will have a positive effect by lowering the level of prepayments of fixed-rate assets and improving current investment yields. Since the balance sheet is in an asset sensitive interest rate position, an increase in interest rates would improve the net interest margin. Also, for the first time in over a year, the Company does not expect further significant decreases in net interest margin if interest rates remain flat.

         See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.

PROVISION FOR LOAN LOSSES

         During the first quarter of 2004, the Company recorded a $27.5 million provision for loan losses. This compares to a provision of $29.4 million for the quarter ended March 31, 2003. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by Management based on the factors as described in "Allowance for Loan Losses" later in Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME

         Total non-interest income for the quarter ended March 31, 2004 was $166.4 million, an increase of $3.2 million or 2% over the same period in 2003. Growth in non-interest income between these periods primarily came from the sources discussed below.

         Service charges on deposit accounts, which represent the largest portion of non-interest income, increased in the first quarter of 2004 by 2% from the comparable year-ago period, primarily related to fees charged for non-sufficient funds. From the fourth quarter of 2003 to the first quarter of 2004 service charges on deposit accounts decreased 5%, mainly due to seasonal declines in non-sufficient fund fees.

         Mortgage banking operations income decreased 61% for the three months ended March 31, 2004, compared to the same period in 2003. The decrease was driven by decreased loan production during the first three months of 2004 when compared to the same period in 2003, as well as higher impairment charges on mortgage servicing rights during the first quarter of 2004. Mortgage loan production during the first three months of 2004 totaled $1,121.5 million, compared to $1,533.0 million during the first three months of 2003. Beginning in the latter part of 2003, long-term rates began to stabilize and some have increased, including mortgage interest rates. As a result, the Company expects mortgage loan production to slow down when compared to 2003 levels.

         Bank card fees increased during the first quarter of 2004 by 12% compared to the first quarter of 2003. This increase was primarily due to increased merchant fees, including increased sales volume and an increase in certain service charges. Debit card fees remained relatively stable during the first quarter of 2004 compared to the same period in 2003. During the third quarter of 2003, Visa and MasterCard settled lawsuits initiated by several major retailers. The effect of the settlements on the Company during the first quarter of 2004 has been slower growth in debit card fees, since the fees charged to merchants by Visa and MasterCard to process their debit cards have decreased. This trend is likely to continue as a result of the settled lawsuits.

         Trust fee income increased 11% from the first quarter of 2003 to the first quarter of 2004. This increase is due to an improvement in market conditions, as well as increased sales during the year. Investment fee income remained relatively flat during the first quarter of 2004 compared to the same year-ago period. Slower growth in business in the capital markets area and decreased trading income was offset by increased retail sales commission and institutional trading income. During the first quarter of 2004, investment-banking activity declined compared to the first quarter of 2003.

         Income from bank owned life insurance ("BOLI") for the first quarter of 2004 decreased 12% over the comparable year-ago period. This decline is largely a result of lower crediting rates by the insurance carriers as interest rates have declined. All other income increased 52% during the first quarter of 2004, compared to the same periods in 2003. This increase was due to increased income associated with a program related to the Company's new check provider, as well as increased income due to the sale of low-income housing tax credits in 2004.

         There were no significant non-recurring non-interest income items recorded in the first quarter of 2004 or 2003 that have not been disclosed above.

NON-INTEREST INCOME                                                      TABLE 3
(In Millions)

                                                  Quarters Ended

                                      2004                 2003
                                     ------  --------------------------------
                                     Mar 31  Dec 31  Sept 30  Jun 30   Mar 31
                                     ------  ------  -------  ------   ------
Service charges on deposit accounts  $ 72.4  $ 76.3  $  76.2  $ 72.1   $ 70.8
Mortgage banking operations             6.6     5.5     19.9    24.4     17.1
Bank card fees                         11.6    12.1     12.2    12.8     10.4
Debit card fees                        10.4     9.6     10.0    11.3     10.5
Trust fees                              8.2     8.9      8.7     8.6      7.4
Investment fees                        16.1    14.7     17.0    18.9     16.2
Bank owned life insurance              14.2    11.5     11.7    13.9     16.1
Securities gains (losses), net          2.9     0.1      2.4    (1.4)    (1.1)
Other                                  24.0    23.0     19.0    17.1     15.8
                                     ------  ------  -------  ------   ------
     Total                           $166.4  $161.7  $ 177.1  $177.7   $163.2
                                     ======  ======  =======  ======   ======

NON-INTEREST EXPENSE

         Total non-interest expense was $285.4 million in the first quarter of 2004 compared to $298.0 million for the same period in 2003. The efficiency ratio, a measure of non-interest expense compared to net interest income plus non-interest income, was 49.52% and 51.17% for the three month periods ended March 31, 2004 and 2003, respectively. This improvement in the efficiency ratio is a result of the decreases in non-interest expense discussed further below.

         Salaries and employee benefits expense is the largest component of non-interest expense, accounting for 61.5% of all non-interest expense for the first quarter of 2004. From first quarter 2003 to first quarter 2004, salaries and employee benefits expense has decreased 3% due to a decrease in the number of full-time equivalent employees from 12,950 to 12,407, respectively. From fourth quarter 2003 to first quarter 2004, salaries and employee benefits expense increased 6% due to the effect of annual merit increases and payroll tax expense.

         Expense for net occupancy increased 5% from first quarter 2003 to the first quarter 2004. This increase is related to a 3% increase in the number of banking offices, as well as increases in property taxes. Expense for equipment decreased 7% from first quarter 2003 to the first quarter 2004 due in part to retirements of old or unused personal computers during 2003. Also, the Company experienced a reduction in the number of phones being utilized as a result of efficiencies gained from a new phone system implemented in 2002.

         Expense for professional services for the first three months of 2004 increased 7% over the same period a year ago. This increase is due to higher fees for outsourcing of various functions. Data processing expense decreased 6% during the three-month period ended March 31, 2004 when compared to the same period in 2003. This decrease in expense is primarily due to a decrease in the amortization of software costs as a result of expired contracts. For the three months ended March 31, 2004, communications expense decreased 5% over the same period in 2003. This decrease relates primarily to the renegotiation of rates and contracts during 2003. Other expense decreased 20% from first quarter

2003 to first quarter 2004, driven by efficiencies gained through technology and fewer full-time equivalent employees during 2003.

         There were no significant non-recurring non-interest expense items recorded in the first three months of 2004 or 2003 that have not been disclosed above.

NON-INTEREST EXPENSE                                                     TABLE 4
(In Millions)

                                             Quarters Ended
                                ----------------------------------------
                                 2004                 2003
                                ------  --------------------------------
                                Mar 31  Dec 31  Sept 30   Jun 30  Mar 31
                                ------  ------  -------   ------  ------
Salaries and employee benefits  $175.5  $165.3   $177.0   $181.3  $180.4
Net occupancy                     27.2    29.2     26.9     26.7    26.0
Equipment                         14.8    15.6     16.2     16.3    15.9
Professional services             14.5    18.5     15.3     15.5    13.5
Data processing                   11.0    12.1     11.2     14.3    11.7
Communications                    11.7    11.8     12.2     12.7    12.3
Other                             30.7    28.1     36.1     39.6    38.2
                                ------  ------   ------   ------  ------
     Total                      $285.4  $280.6   $294.9   $306.4  $298.0
                                ======  ======   ======   ======  ======

INCOME TAX EXPENSE

         Income tax expense for the first quarter of 2004 was $80.5 million for an effective tax rate of 30.6%. This compares to income tax expense for the first quarter of 2003 of $79.7 million for an effective rate of 31.7%. The statutory federal income tax rate was 35% in 2004 and 2003.

         During 2003, the Company realized an effective income tax rate reduction relating to the realignment of its corporate structure to facilitate a more efficient management of its business. The reduced effective tax rate is expected to continue for future periods; however, this reduction is subject to several factors and may not be consistent in future periods. The statutory federal tax rate was 35% during all periods.

LOANS

         Loans, net of unearned income at March 31, 2004 were $35,892.1 million, a net increase of $611.9 million over the December 31, 2003 level. The lending environment continues to be challenging due to economic conditions. However, loan growth has recently begun to accelerate, beginning during the latter part of 2003, as a result of signs of a healthier economy. Loan production continues to improve, particularly in the commercial and real estate construction areas, and the recent stabilization of long-term interest rates has resulted in reduced loan prepayments. Management believes that the Company is well- positioned to achieve more loan growth due to an increasing number of lending opportunities.

         The Company considers the appropriate mix of variable and fixed-rate loans in asset/liability management strategy. As of March 31, 2004, 75% of the Company's loan portfolio had variable interest rates. Of the Company's variable-rate loan portfolio balance, 39% of these loans were tied to the floating

London Interbank Offered Rate ("LIBOR"), 32% were tied to the Prime rate, and 4% were tied to other indexes.

LOAN PORTFOLIO                                                           TABLE 5
(In Millions)

                                                                           Quarters Ended
                                  ------------------------------------------------------------------------------------------------
                                         2004                                             2003
                                  ----------------   -----------------------------------------------------------------------------
                                        Mar 31             Dec 31              Sept 30            Jun 30              Mar 31
                                  ----------------   ------------------   -----------------  -----------------   -----------------
                                    Amount     %       Amount      %        Amount      %      Amount      %       Amount      %
                                  ---------  -----   ---------   ------   ---------   -----  ---------   -----   ---------  ------
Commercial, financial and
  agricultural                    $13,299.9   36.8%  $13,080.1     36.9%  $12,585.1    35.9% $12,636.8    36.6%  $12,664.3    36.5%
Real estate construction            5,659.3   15.7     5,347.0     15.1     5,667.6    16.1    5,353.7    15.5     5,355.6    15.4
Commercial real estate mortgage     7,114.2   19.7     7,326.3     20.6     7,425.1    21.2    7,253.8    21.0     7,345.5    21.2
Residential real estate mortgage    7,017.0   19.4     6,681.0     18.8     6,336.8    18.1    6,178.6    17.9     6,160.5    17.8
Loans to individuals                1,190.7    3.3     1,313.5      3.7     1,359.2     3.9    1,414.2     4.1     1,470.7     4.2
Credit cards and related plans        324.6    0.9       323.5      0.9       324.7     0.9      310.0     0.9       305.1     0.9
Lease financing:
   Commercial leases                  722.2    2.0       680.5      1.9       664.5     1.9      654.6     1.9       661.9     1.9
   Auto leases                        794.0    2.2       759.5      2.1       722.0     2.0      728.6     2.1       714.0     2.1
                                  ---------  -----   ---------   ------   ---------   -----  ---------   -----   ---------  ------
                                   36,121.9  100.0%   35,511.4    100.0%   35,085.0   100.0%  34,530.3   100.0%   34,677.6   100.0%
                                             =====               ======               =====              =====              ======
Unearned income                      (229.8)            (231.2)              (228.3)            (233.2)             (237.2)
                                  ---------          ---------            ---------          ---------           ---------
Loans, net of unearned income      35,892.1           35,280.2             34,856.7           34,297.1            34,440.4
Allowance for loan losses            (501.2)            (501.2)              (501.2)            (501.1)             (499.5)
                                  ---------          ---------            ---------          ---------           ---------
Net loans                         $35,390.9          $34,779.0            $34,355.5          $33,796.0           $33,940.9
                                  =========          =========            =========          =========           =========

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

         The allowance allocated to specifically identified loans at March 31, 2004 and December 31, 2003 totaled $29.8 million and $20.4 million, respectively. The allowance allocated to Watch-list loans at March 31, 2004 totaled $95.8 million, and the allowance allocated to Non-problem loans totaled $375.6 million. Based on the methodology outlined above, the total allowance for loan losses was $501.2 million at March 31, 2004 and at December 31, 2003. As a percentage of outstanding loans, the total allowance for loan losses was 1.40 %, compared to the December 31, 2003 level of 1.42 %. Net charge-offs during the three months ended March 31, 2004 totaled $27.5 million or .31% of average net loans on an annualized basis, a decrease of $0.9 million from the 2003 first quarter period.

ALLOWANCE FOR LOAN LOSSES                                                TABLE 6
(In  Thousands)

                                                                          Quarters Ended
                                                  --------------------------------------------------------------
                                                     2004                             2003
                                                  ----------   -------------------------------------------------
                                                    Mar 31       Dec 31      Sept 30       Jun 30       Mar 31
                                                  ----------   ----------   ----------   ----------   ----------
Balance beginning of quarter                      $  501,208   $  501,180   $  501,068   $  499,452   $  498,501
Loans charged-off:
          Commercial, financial and agricultural      12,783       22,164       15,984       16,374       15,351
          Real estate construction                         4            0           53           22           69
          Commercial real estate mortgage              3,576        1,536          420        1,305          255
          Residential real estate mortgage             1,842        1,532        2,915        2,829        3,184
          Loans to individuals                         6,295        6,065        5,387        6,402        7,451
          Credit cards and related plans               6,311        6,328        6,509        6,335        6,215
          Lease financing:
             Commercial leases                            44          133        2,647           33          375
             Auto leases                                 571          631          463          688          762
                                                  ----------   ----------   ----------   ----------   ----------
                            Total charge-offs         31,426       38,389       34,378       33,988       33,662
                                                  ----------   ----------   ----------   ----------   ----------
Recoveries of loans previously charged-off:
          Commercial, financial and agricultural       1,740        1,332        2,441        1,127        3,060
          Real estate construction                         1            2            1            1            2
          Commercial real estate mortgage                 53            9           11           27           60
          Residential real estate mortgage               332          373          255          154          413
          Loans to individuals                           899        1,069          984        1,668          929
          Credit cards and related plans                 860          715          730          744          681
          Lease financing:
             Commercial leases                             0           28           44            0            0
             Auto leases                                  26           39           24           43           68
                                                  ----------   ----------   ----------   ----------   ----------
                            Total recoveries           3,911        3,567        4,490        3,764        5,213
                                                  ----------   ----------   ----------   ----------   ----------

Net loans charged-off                                 27,515       34,822       29,888       30,224       28,449
Additions to allowance charged to expense             27,522       34,850       30,000       30,300       29,400
Subsidiaries' allowance at date of purchase                0            0            0        1,540            0
                                                  ----------   ----------   ----------   ----------   ----------
Balance at end of quarter                         $  501,215   $  501,208   $  501,180   $  501,068   $  499,452
                                                  ==========   ==========   ==========   ==========   ==========
(In  millions)

Loans outstanding at quarter end,
          net of unearned income                  $ 35,892.1   $ 35,280.2   $ 34,856.7   $ 34,297.1   $ 34,440.4
Average loans outstanding,
          net of unearned income                  $ 35,553.4   $ 35,090.0   $ 34,202.8   $ 34,405.1   $ 34,395.7
Ratios:
          Allowance to net loans outstanding            1.40%        1.42%        1.44%        1.46%        1.45%
          Net loans charged-off to average net
          loans                                         0.31         0.39         0.35         0.35         0.34
          Provision for loan losses to net
          charge-offs                                 100.03       100.08       100.37       100.25       103.34
          Provision for loan losses to average
          net loans                                     0.31         0.39         0.35         0.35         0.35

NON-PERFORMING ASSETS

         Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $221.1 million at March 31, 2004, a modest decrease of $3.0 million from December 31, 2003. The ratio of non-performing assets to total loans plus other non-performing assets was 0.62% at March 31, 2004, while the allowance to non-performing loans ratio was 288.61% for the same period. The Company has historically maintained high credit underwriting standards and consistent credit disciplines, and does not see any trends that would result in any significant changes in ultimate losses.

         In addition to loans on non-accrual status, the Company has loans where known information about possible credit problems of borrowers causes Management to have concerns as to the ability of such borrowers to fully comply with their present loan repayment terms at March 31, 2004. These loans, although they are currently performing, could become non-performing and be placed on non-accrual status in the future. However, the magnitude of these loans is not such that any potential future losses are expected to have a material effect on the Consolidated Financial Statements.

NON-PERFORMING ASSETS                                                    TABLE 7
(Dollars In Millions)

                                                                       Quarters Ended
                                                    ----------------------------------------------------
                                                      2004                       2003
                                                    --------   -----------------------------------------
                                                     Mar 31     Dec 31    Sept 30     Jun 30     Mar 31
                                                    --------   --------   --------   --------   --------
Non-performing loans
          Commercial, financial, and agricultural   $  123.9   $  128.5   $  131.9   $  132.1   $  127.2
          Real estate construction                       8.0        6.8       11.6       10.8       23.1
          Commercial  real estate mortgage              14.8       15.0       16.8       20.2        5.3
          Residential real estate mortgage              18.7       17.2       19.4       21.6       23.9
          Loans to individuals                           8.3       10.0       10.1        9.5        9.7
                                                    --------   --------   --------   --------   --------
            Total non-performing loans                 173.7      177.5      189.8      194.2      189.2
                                                    --------   --------   --------   --------   --------
Other real estate owned                                 45.5       44.8       42.2       45.6       51.4
Other repossessed assets                                 1.9        1.8        1.0        1.4        5.5
                                                    --------   --------   --------   --------   --------
            Total non-performing assets             $  221.1   $  224.1   $  233.0   $  241.2   $  246.1
                                                    ========   ========   ========   ========   ========
Accruing loans past due 90 days or more             $   67.7   $   62.9   $   91.1   $   82.1   $   84.2
Ratios:
          Non-performing loans to total loans           0.48%      0.50%      0.54%      0.57%      0.55%
          Non-performing assets to total loans
            plus other non-performing assets            0.62       0.63       0.67       0.70       0.71
          Non-performing assets and accruing loans
            90 days or more past due to total
            loans plus other non-performing assets      0.80       0.81       0.93       0.94       0.96
          Allowance to non-performing loans           288.61     282.40     264.08     257.98     264.05

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

         The investment portfolio is managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. Securities classified as held-to-maturity are carried at amortized cost, as the Company has the ability and Management has the positive intent to hold these securities to maturity. All securities not considered held-to-maturity or part of the trading portfolio have been designated as available-for-sale and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a component of stockholders' equity, net of deferred taxes. This caption includes securities that Management intends to use as part of its asset/liability management strategy or that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes.

         Total securities, including those designated as available-for-sale and held-to-maturity, have decreased $265.0 million since December 31, 2003. The decrease is a result of normal pay downs on held-to-maturity mortgage backed securities, which are not being replenished, as well as other security maturities.

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES                      TABLE 8

                                              Available-for-Sale Securities
                                        ------------------------------------------
                                           March 31, 2004       December 31, 2003
                                        --------------------  --------------------
                                        Amortized     Fair    Amortized    Fair
            (IN MILLIONS)                 Cost        Value      Cost      Value
                                        ---------  ---------  ---------  ---------
U.S. Treasury securities                $    47.9  $    49.9  $    49.0  $    50.4
U.S. Government agency securities           948.8      972.7    1,616.8    1,633.9
Mortgage-backed securities and
   collateralized mortgage obligations    9,142.7    9,351.1    8,723.2    8,842.8
Obligations of states and political
   subdivisions                             330.1      358.7      338.3      362.7
Other debt securities                        89.6       89.9      201.5      201.7
Equity securities                            45.3       56.2       44.0       53.2
Restricted equity securities                291.2      291.2      281.2      281.2
                                        ---------  ---------  ---------  ---------
     Total                              $10,895.6  $11,169.7  $11,254.0  $11,425.9
                                        =========  =========  =========  =========

                                               Held-to-Maturity Securities
                                        ------------------------------------------
                                           March 31, 2004       December 31, 2003
                                        --------------------  --------------------
                                        Amortized     Fair    Amortized    Fair
                                          Cost        Value      Cost      Value
                                        ---------  ---------  ---------  ---------
U.S. Treasury securities                $       -  $       -  $     0.5  $     0.5
U.S. Government agency securities             1.5        1.6        2.5        2.6
Mortgage-backed securities and
   collateralized mortgage obligations       69.2       73.9       75.7       80.5
Obligations of states and political
   subdivisions                              31.9       35.6       32.7       36.2
Other debt securities                       120.4      141.2      120.3      139.1
                                        ---------  ---------  ---------  ---------
     Total                              $   223.0  $   252.3  $   231.7  $   258.9
                                        =========  =========  =========  =========

SHORT-TERM INVESTMENTS

         Short-term investments at March 31, 2004 totaled $875.5 million, reflecting an increase of $50.3 million from the December 31, 2003 level of $825.2 million. At March 31, 2004, short-term investments consisted of $151.5 million in federal funds sold, $6.2 million in time deposits with other banks, $120.9 million in trading securities and $596.9 million in loans held for sale. Securities held for trading purposes primarily include inventory at the Company's brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 family mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value in the aggregate. The increase between periods is primarily due to increased inventory at the brokerage subsidiary and more loans held for sale as a result of interest rate movement.

         The Company regularly participates in loan sales in the secondary market, which facilitate the management of its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $980.4 million during the three month period ended March 31, 2004. This is a 43% decrease from the first quarter 2003 level of approximately $1,586.8 million. This decline is mainly due the steady increase in mortgage rates over the past year.

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

         Deposits are the Company's primary source of funding. Total deposits at March 31, 2004 were $35,514.9 million, up $768.3 million or 2% from the December 31, 2003 level of $34,746.6 million. Of this increase, $221.1 million is from wholesale funding sources. Core deposits, defined as demand deposits, time deposits less than $100,000 and other long-term customers' deposits, increased $547.2 million during the period. At March 31, 2004 total deposits included interest-bearing deposits of $29,453.8 million and non-interest-bearing deposits of $6,061.1 million.

         Short-term borrowings at March 31, 2004 were $5,074.6 million and included federal funds purchased of $3,054.1 million, securities sold under agreements to repurchase of $1,959.2 million and other borrowed funds of $61.3 million. At March 31, 2004, total short-term borrowings were 9.6% of total liabilities and stockholders' equity, which is slightly down from the December 31, 2003 level of 11.3%.

         FHLB advances totaled $3,780.8 million at March 31, 2004. The current quarter-end balance is down $200.0 million from the level outstanding at December 31, 2003. The Company uses FHLB advances as an alternative to other funding sources with similar maturities. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability management strategy.

         At March 31, 2004 and December 31, 2003, total long-term debt was $2,856.5 million and $2,506.9 million, respectively. During the first three months of 2004, $600 million in Bank Notes and Subordinated Notes were issued and $256.5 million of Bank Notes matured. Maturities of long-term debt during the remainder of 2004 include $845 million of variable-rate Bank Notes.

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

         The March 31, 2004 Tier 1 and Total capital to risk weighted assets were 7.83% and 10.70%, respectively, compared to the December 31, 2003 ratios of 7.77% and 10.68%, respectively.

CAPITAL RATIOS                                                           TABLE 9
(DOLLARS IN MILLIONS)

                                           2004                              2003
                                        ----------    ----------------------------------------------------
                                          Mar 31        Dec 31       Sept 30        Jun 30        Mar 31
                                        ----------    ----------    ----------    ----------    ----------
Tier 1 capital:
   Stockholders' equity                 $  4,497.2    $  4,359.8    $  4,381.0    $  4,496.9    $  4,523.1
   Intangible assets other than
        servicing rights                    (797.5)       (800.5)       (803.6)       (806.8)       (795.4)
   Accumulated other
     comprehensive income                   (195.7)       (130.0)       (165.4)       (263.1)       (270.4)
                                        ----------    ----------    ----------    ----------    ----------
        Total Tier 1 capital               3,504.0       3,429.3       3,412.0       3,427.0       3,457.3
                                        ----------    ----------    ----------    ----------    ----------
Tier 2 capital:
   Allowable allowance for loan losses       501.2         501.2         501.2         501.1         499.5
   Allowable long-term debt                  785.0         785.0         825.0         875.0         915.0
                                        ----------    ----------    ----------    ----------    ----------
        Total Tier 2 capital               1,286.2       1,286.2       1,326.2       1,376.1       1,414.5
                                        ----------    ----------    ----------    ----------    ----------
        Total  risk-based capital       $  4,790.2    $  4,715.5    $  4,738.2    $  4,803.1    $  4,871.8
                                        ==========    ==========    ==========    ==========    ==========
Risk-weighted assets                    $ 44,750.7    $ 44,153.0    $ 43,826.6    $ 43,477.3    $ 42,582.5
Risk-based ratios:
   Tier 1 capital                             7.83%         7.77%         7.79%         7.88%         8.12%
   Total capital                             10.70         10.68         10.81         11.05         11.44
Leverage ratio                                6.88          6.78          6.87          6.78          6.96

ISSUER PURCHASES OF EQUITY SECURITIES

         During 2003, the Company repurchased 17.9 million shares of Common Stock under the previous program authorized for up to $500 million of common stock, thereby utilizing the entire authorized amount.

         The following table summarizes information regarding the Company's repurchases of common stock during the three months ended March 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES                                   TABLE 10

                                                                                               Approximate
                                                                       Total Number of       Dollar Value of
                                                                       Shares Purchased      Shares That May
                           Total Number of        Average price     as Part of a Publicly    Yet Be Purchased
      Period            Shares Purchased (1)      paid per share      Announced Plan (2)      Under the Plan
-------------------     --------------------      --------------    ---------------------    ----------------
January 1, 2004 to
January 31, 2004                      59,141      $        34.28                   50,000    $    298,000,000
February 1, 2004 to
February 29, 2004                    661,797               33.85                  660,000         276,000,000
March 1, 2004 to
March 31, 2004                       692,892               33.50                  690,000         253,000,000
                        --------------------      --------------    ---------------------    ----------------
Total                              1,413,830      $        33.70                1,400,000
                        ====================      ==============    =====================

(1) During the first three months of 2004, the Company repurchased 13,830 shares in connection with exercises of stock options.

(2) On January 21, 2004, the Company's board of directors authorized the repurchase of up to $300 million of the Company's common stock, which at current prices would represent approximately 9 million shares. The repurchase program will be implemented through open market transactions at prevailing prices from time to time throughout 2004, and will expire on December 31, 2004. The ultimate amount repurchased is dependent on overall market and economic conditions, or alternative uses of capital such as for internal growth or acquisition opportunities that may arise.

LOAN COMMITMENTS, STANDBY LETTERS OF CREDIT AND OTHER GUARANTEES

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

         The Company's subsidiary bank had outstanding commitments to extend credit of approximately $14,599.5 million at March 31, 2004 and $14,464.1 million at December 31, 2003. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         The Company's subsidiary bank had commitments to issue standby letters of credit outstanding of approximately $1,423.2 million at March 31, 2004 and $1,413.2 million at December 31, 2003. In addition, the Company has recorded a liability for the estimated fair value of these standby letters of credit of approximately $2.3 million at March 31, 2004 and $2.5 million at December 31, 2003, based on the fees charged for these arrangements.

         Prior to December 31, 2002, the Company participated in securitizations of its 1-4 family mortgage loans, where the Company received 100% of the securities backed by the 1-4 family mortgage loans. These securities are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Company provided first-loss guarantees in some of these securitizations, which provide for the Company to reimburse FHLMC or FNMA a certain percentage of credit losses. The maximum potential future payments the Company could be required to make under these guarantees at March 31, 2004 was $69.5 million, which is not recorded as a liability since the securitizations were not accounted for as sales transactions. The Company has pledged $44.7 million in available-for-sale securities to support these guarantees as of March 31, 2004.

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

         The following table illustrates the expected effect a given parallel interest rate shift would have on the annualized projected net interest income of the Company as of March 31, 2004. These projections are based on a flat rate scenario. Actual interest rate adjustments made by the Federal Reserve do not result in parallel shifts in interest rate because of factors relating to the sloping yield curve. Actual financial results may differ from simulated results because of many factors including, but not limited to, the timing, magnitude and frequency in changes in interest rates, market conditions, and management strategies.

                                                         INCREASE/(DECREASE) IN
                                                          NET INTEREST INCOME
                                                         ----------------------
                CHANGE IN INTEREST RATES                     $           %
-------------------------------------------------------  ---------   ----------
                                                         (DOLLARS IN THOUSANDS)
+ 100 basis points.....................................  $  14,889      0.85%
+ 50 basis points......................................     11,174      0.64
- 50 basis points......................................    (31,270)    (1.79)

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

DERIVATIVE INSTRUMENTS USED FOR HEDGING ACTIVITIES                      TABLE 11
(Dollars in Millions)

                                       NOTIONAL BALANCE    NET CARRYING VALUE
                                        AS OF MARCH 31,      AS OF MARCH 31,
                                        2004      2003      2004       2003
                                      --------  --------  --------   --------
Fair Value Hedges:
      Interest rate swaps- received
           fixed/pay floating         $  930.0  $1,314.0  $   51.5   $   82.5
      Forward sales commitments of
           closed mortgage loans         322.8   1,044.2      (2.4)         -

Cash Flow Hedges:
      Interest rate swaps - received
           fixed/pay floating            450.0     450.0      49.9       63.3
      Interest rate swaps - received
           floating/pay fixed                -     200.0         -       (2.0)
                                      --------  --------  --------   --------
Total                                 $1,702.8  $3,008.2  $   99.0   $  143.8
                                      ========  ========  ========   ========

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

         Credit risk represents the potential loss that may occur due to the nonperformance by a party to a contract. The Company controls credit risk for derivatives by applying uniform credit standards maintained for other activities with credit risk. The Company monitors transactions under credit risk limits previously approved as a result of the credit review and also enters into collateralization agreements with each counter party.

TRADING DERIVATIVES
(Dollars in Millions)

                                       NOTIONAL BALANCE   NET CARRYING VALUE
                                        AS OF MARCH 31,      AS OF MARCH 31,
                                        2004      2003      2004       2003
                                      --------  --------  --------   --------
Customer derivatives                  $2,702.7  $2,637.9  $      -   $      -
Interest rate lock commitments           237.7     382.7       1.3        5.5
Forward contracts against
     interest rate lock commitments      210.4     425.0      (0.1)      (2.8)
                                      --------  --------  --------   --------
Total                                 $3,150.8  $3,445.6  $    1.2   $    2.7
                                      ========  ========  ========   ========

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

         During the period covered by this quarterly report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         (e) Purchases of equity securities by the issuer and affiliated purchasers - Information required by this item is contained herein in response to Item 2 of Part I on page 29.

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

                 31(a) Certification of principal executive officer pursuant to Exchange Act Rule 13a- 14(a) or 15d-14(a).

                 31(b) Certification of principal financial officer pursuant to Exchange Act Rule 13a- 14(a) or 15d-14(a).

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

          *       Incorporated herein by reference

         (b) Reports on Form 8-K filed in the first quarter of 2004: a Form 8-K was filed on January 22, 2004, announcing financial results and disclosing supplemental financial information for the quarter and year ended December 31, 2003, and a Form 8-K was filed on April 21, 2004, announcing financial results and disclosing supplemental financial information for the quarter March 31, 2004.

         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SOUTHTRUST CORPORATION

                                                     /s/ Wallace D. Malone, Jr.
Date: May 10, 2004                                   __________________________

                                                     Wallace D. Malone, Jr.
                                                       Chairman and Chief
                                                       Executive Officer
                                                  (Principal Executive Officer)

Date:  May 10, 2004

                                                    /s/ Alton E. Yother
                                                    _________________________

                                                         Alton E. Yother
                                                    Executive Vice President,
                                                    Treasurer and Controller
                                                   (Principal Financial Officer)