Form 10-Q
period 2004-06-30
SOUTHTRUST CORP
filed 2004-08-09
CIK 92081

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes         X            No

At July 31, 2004, there were 332,852,751 shares of the Registrant's Common Stock, $2.50 par value, outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Statement Description                                                                          Page(s)
-----------------------------------------------------------------------------------------------------
Consolidated Condensed Balance Sheets (Unaudited)
         June 30, 2004, December 31, 2003 and
         June 30, 2003                                                                              3

Consolidated Condensed Statements of Income (Unaudited)
         Three and six months ended June 30, 2004 and 2003                                          4

Consolidated Condensed Statements of Stockholders' Equity
  and Comprehensive Income (Unaudited)
         Six months ended June 30, 2004 and 2003                                                    5

Consolidated Condensed Statements of Cash Flows (Unaudited)
         Six months ended June 30, 2004 and 2003                                                    6

Notes to Consolidated Condensed Financial Statements (Unaudited)
         Six months ended June 30, 2004 and 2003                                                 7-16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS
                  and
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              17-38

ITEM 4. CONTROLS AND PROCEDURES                                                                    39

                             SOUTHTRUST CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      JUNE 30               DECEMBER 31               JUNE 30
(In Thousands, Except Share Data)                                       2004                    2003                    2003
                                                                 ------------------      ------------------      ------------------
ASSETS
  Cash and due from banks                                        $          983,404      $        1,061,502      $        1,185,445
  Short-term investments:
    Federal funds sold                                                       13,845                 219,177                 108,296
    Interest-bearing deposits in other banks                                 13,421                   6,253                   6,355
    Trading securities                                                      135,891                  67,110                 148,198
    Loans held for sale                                                     662,518                 532,702               1,267,092
                                                                 ------------------      ------------------      ------------------
         Total short-term investments                                       825,675                 825,242               1,529,941
  Available-for-sale securities                                          11,201,547              11,425,935              11,216,942
  Held-to-maturity securities (1)                                           209,562                 231,731                 271,291
  Loans                                                                  36,733,375              35,511,436              34,530,291
  Less:
    Unearned income                                                         222,493                 231,243                 233,183
    Allowance for loan losses                                               509,928                 501,208                 501,068
                                                                 ------------------      ------------------      ------------------
         Net loans                                                       36,000,954              34,778,985              33,796,040
  Premises and equipment, net                                               998,418                 937,263                 922,921
  Goodwill and core deposit intangible assets                               861,593                 799,478                 805,944
  Bank owned life insurance                                               1,045,062               1,028,501               1,005,347
  Other assets                                                              784,153                 836,251                 974,354
                                                                 ------------------      ------------------      ------------------
         Total assets                                            $       52,910,368      $       51,924,888      $       51,708,225
                                                                 ==================      ==================      ==================
LIABILITIES
  Deposits:
    Interest-bearing                                             $       31,146,160      $       29,372,623      $       28,978,343
    Non-interest-bearing                                                  5,654,014               5,373,974               5,390,392
                                                                 ------------------      ------------------      ------------------
         Total deposits                                                  36,800,174              34,746,597              34,368,735
  Federal funds purchased and securities sold
    under agreements to repurchase                                        3,891,776               5,777,333               5,105,064
  Other short-term borrowings                                               105,466                  97,538                 287,090
  Federal Home Loan Bank advances                                         3,595,990               3,580,817               3,670,881
  Long-term debt                                                          3,221,055               2,506,904               2,533,741
  Other liabilities                                                         837,308                 855,861               1,245,835
                                                                 ------------------      ------------------      ------------------
         Total liabilities                                               48,451,769              47,565,050              47,211,346
STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00 a share (2)                                   -                       -                       -
   Common stock, par value $2.50 a share (3)                                904,761                 892,460                 891,848
   Capital surplus                                                          749,447                 618,954                 616,243
   Retained earnings                                                      3,619,154               3,399,872               3,181,598
   Accumulated other comprehensive income (loss), net                       (45,014)                130,030                 263,107
   Treasury stock, at cost (4)                                             (769,749)               (681,478)               (455,917)
                                                                 ------------------      ------------------      ------------------
         Total stockholders' equity                                       4,458,599               4,359,838               4,496,879
                                                                 ------------------      ------------------      ------------------
         Total liabilities and stockholders' equity              $       52,910,368      $       51,924,888      $       51,708,225
                                                                 ==================      ==================      ==================

(1) Held-to-maturity securities-fair value                       $          228,784      $          258,872      $          305,475
(2) Preferred shares authorized                                           5,000,000               5,000,000               5,000,000
    Preferred shares issued                                                       -                       -                       -
(3) Common shares authorized                                          1,000,000,000           1,000,000,000           1,000,000,000
    Common shares issued                                                361,904,127             356,983,844             356,739,011
(4) Treasury shares of common stock                                      29,412,434              26,741,266              19,209,455

            See Notes to Consolidated Condensed Financial Statements

                        SOUTHTRUST CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (UNAUDITED)

                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
(In Thousands, Except Per Share Data)                  JUNE 30                               JUNE 30
                                              ---------------------------      ----------------------------
                                                 2004           2003               2004            2003
                                              ----------   -------------       ------------   -------------
INTEREST INCOME
  Loans and leases, including fees            $  425,710   $     437,425       $    841,549   $     882,614
  Available-for-sale securities                  134,440         148,502            271,389         297,468
  Held-to-maturity securities                      3,855           5,084              7,947          11,078
  Short-term investments                          10,472          15,109             18,620          29,555
                                              ----------   -------------       ------------   -------------
      Total interest income                      574,477         606,120          1,139,505       1,220,715
                                              ----------   -------------       ------------   -------------

INTEREST EXPENSE
  Deposits                                        97,943         116,901            197,079         238,602
  Short-term borrowings                            9,417          15,470             18,962          32,423
  Federal Home Loan Bank advances                 32,031          40,502             63,425          85,803
  Long-term debt                                  15,709          16,491             30,704          31,913
                                              ----------   -------------       ------------   -------------
      Total interest expense                     155,100         189,364            310,170         388,741
                                              ----------   -------------       ------------   -------------
      Net interest income                        419,377         416,756            829,335         831,974
      Provision for loan losses                   29,000          30,300             56,522          59,700
                                              ----------   -------------       ------------   -------------

    NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                              390,377         386,456            772,813         772,274

NON-INTEREST INCOME
  Service charges on deposit accounts             75,648          72,096            148,052         142,884
  Mortgage banking operations                      9,558          24,329             16,207          41,495
  Bank card fees                                  11,419          12,749             23,054          23,153
  Debit card fees                                 11,588          11,305             22,018          21,768
  Trust fees                                       8,123           8,630             16,333          16,053
  Investment fees                                 14,022          18,878             30,134          35,029
  Securities gains (losses), net                   6,399          (1,379)             9,332          (2,475)
  Other (See Note C)                             105,460          31,079            143,461          63,012
                                              ----------   -------------       ------------   -------------
      Total non-interest income                  242,217         177,687            408,591         340,919
                                              ----------   -------------       ------------   -------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                 185,513         181,331            361,034         361,792
  Net occupancy                                   28,193          26,730             55,371          52,716
  Equipment                                       15,264          16,268             30,062          32,203
  Other (See Note C)                             120,749          82,037            188,606         157,683
                                              ----------   -------------       ------------   -------------
      Total non-interest expense                 349,719         306,366            635,073         604,394
                                              ----------   -------------       ------------   -------------
Income before income taxes                       282,875         257,777            546,331         508,799
Income tax expense                                88,135          82,997            168,634         162,674
                                              ----------   -------------       ------------   -------------
        NET INCOME                            $  194,740   $     174,780       $    377,697   $     346,125
                                              ==========   =============       ============   =============
Average shares outstanding - basic               332,037         340,220            331,532         342,853
Average shares outstanding - diluted             336,450         343,578            335,851         347,017
Net income per share - basic                  $     0.59   $        0.51       $       1.14   $        1.01
Net income per share - diluted                      0.58            0.51               1.12            1.00
Dividends declared per share                        0.24            0.21               0.48            0.42

            See Notes to Consolidated Condensed Financial Statements

                             SOUTHTRUST CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                            ACCUMULATED
                                                  COMMON STOCK                                 OTHER
                                              ---------------------  CAPITAL    RETAINED   COMPREHENSIVE  TREASURY
                                                SHARES     AMOUNT    SURPLUS    EARNINGS   INCOME (LOSS)   STOCK       TOTAL
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2003                    346,924,166  $889,450  $604,034  $2,979,822  $     334,928  ($180,653) $4,627,581

Net income                                              -         -         -     346,125              -          -     346,125
Change in:
   Unrealized loss on available-for-sale
      securities, net*                                  -         -         -           -        (70,681)         -     (70,681)
   Fair value of derivatives used as
      cash flow hedges, net*                            -         -         -           -          2,317          -       2,317
   Additional minimum benefit liablity
     adjustment, net*                                   -         -         -           -         (3,457)         -      (3,457)
                                                                                                                     ----------
   Total other comprehensive loss, net                                                                                  (71,821)
                                                                                                                     ----------
Comprehensive income                                                                                                    274,304
                                                                                                                     ==========
Dividends declared ($.42 per share)                     -         -         -    (144,349)             -          -    (144,349)
Common stock issued pursuant to:
     Long - term incentive plan                   814,238     2,036     9,603           -              -          -      11,639
     Employee discounted stock purchase plan      144,816       362     2,606           -              -          -       2,968
Treasury stock acquired                       (10,353,664)        -         -           -              -   (275,264)   (275,264)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003                      337,529,556  $891,848  $616,243  $3,181,598  $     263,107  ($455,917) $4,496,879
===============================================================================================================================
BALANCE AT JANUARY 1, 2004                    330,242,578  $892,460  $618,954  $3,399,872  $     130,030  ($681,478) $4,359,838

Net income                                              -         -         -     377,697              -          -     377,697
Change in:
   Unrealized loss on available-for-sale
      securities, net*                                  -         -         -           -       (165,680)         -    (165,680)
   Fair value of derivatives used as
      cash flow hedges, net*                            -         -         -           -         (9,364)         -      (9,364)
                                                                                                                     ----------
   Total other comprehensive loss, net                                                                                 (175,044)
                                                                                                                     ----------
Comprehensive income                                                                                                    202,653
                                                                                                                     ==========
Dividends declared ($.48 per share)                     -         -         -    (158,415)             -          -    (158,415)
Common stock issued pursuant to:
      Business combinations                     3,636,013     9,090   113,679           -              -          -     122,769
      Long - term incentive plan                1,105,688     2,764    13,356           -              -          -      16,120
      Employee discounted stock purchase plan     178,582       447     3,458           -              -          -       3,905
Treasury stock acquired                        (2,671,168)        -         -           -              -    (88,271)    (88,271)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2004                      332,491,693  $904,761  $749,447  $3,619,154  ($     45,014) ($769,749) $4,458,599
===============================================================================================================================

*See disclosure of reclassification amount and tax effect in Notes to Consolidated Condensed Financial Statements

            See Notes to Consolidated Condensed Financial Statements

                             SOUTHTRUST CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
(In Thousands)                                                    JUNE 30
                                                          -----------------------
                                                              2004        2003
                                                          -----------  ----------
OPERATING ACTIVITIES
  Net income                                              $  377,697   $  346,125
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Provision (credit) for:
      Loan losses                                             56,522       59,700
      Depreciation of premises and equipment                  29,528       31,085
      Amortization of intangibles                              7,956        8,891
      Amortization of security premium                         3,646        2,651
      Accretion of security discount                          (7,294)     (17,232)
      Deferred income taxes                                   16,307       23,018
      Bank owned life insurance                              (27,123)     (30,059)
   Origination and secondary marketing income, net           (13,818)     (38,740)
   Securities (gains) losses, net                             (9,332)       2,475
   Origination of loans held for sale                     (2,500,219)  (3,330,821)
   Proceeds from sales of loans held for sale              2,383,780    3,236,482
   Net increase in trading securities                        (68,781)     (91,842)
   Net (increase) decrease in other assets                    32,239      (76,510)
   Net increase (decrease) in other liabilities              (16,484)     143,908
                                                          ----------   ----------
       Net cash provided by operating activities             264,624      269,131

INVESTING ACTIVITIES
  Proceeds from maturities, calls or prepayments of:
     Available-for-sale securities                         2,496,404    3,043,308
     Held-to-maturity securities                              22,355       97,762
   Proceeds from sales of available-for-sale securities      141,962    1,164,713
   Purchases of:
     Available-for-sale securities                        (2,390,700)  (4,824,096)
     Premises and equipment                                  (78,324)     (33,919)
  Net (increase) decrease in:
     Short-term investments                                  212,617      (95,139)
     Loans                                                  (757,611)     (21,506)
  Net cash paid in acquisitions                              (25,552)     (17,149)
                                                          ----------   ----------
     Net cash used in investing activities                  (378,849)    (686,026)

FINANCING ACTIVITIES
  Net increase (decrease) in:
     Deposits                                              1,527,340    1,328,752
     Short-term borrowings                                (1,886,120)     125,159
  Proceeds from:
     Common Stock issuances                                   17,162       12,377
     Federal Home Loan Bank advances                       1,244,278      300,013
     Long-term debt issuances                              1,799,381      450,000
  Payments for:
     Repurchase of common stock                              (87,959)    (274,774)
     Federal Home Loan Bank advances                      (1,342,999)  (1,100,076)
     Long-term debt                                       (1,076,532)    (100,514)
     Cash dividends                                         (158,424)    (143,924)
                                                          ----------   ----------
     Net cash provided by financing activities                36,127      597,013
                                                          ----------   ----------
     INCREASE (DECREASE) IN CASH AND DUE FROM BANKS          (78,098)     180,118
  CASH AND DUE FROM BANKS AT BEGINNING OF YEAR             1,061,502    1,005,327
                                                          ----------   ----------
  CASH AND DUE FROM BANKS AT END OF PERIOD                $  983,404   $1,185,445
                                                          ==========   ==========

            See Notes to Consolidated Condensed Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Note A - General

      The Consolidated Condensed Financial Statements were prepared by SouthTrust Corporation (the "Company" or "SouthTrust") without an audit, but in the opinion of Management, reflect all adjustments necessary for the fair presentation of the Company's financial position and results of operations as of and for the three and six month periods ended June 30, 2004 and 2003. Results of operations for the interim 2004 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003. The accounting policies employed are the same as those shown in Note A to the Consolidated Financial Statements on Form 10-K.

      On June 20, 2004, SouthTrust and Wachovia Corporation ("Wachovia") entered into a definitive merger agreement providing for the merger of SouthTrust into Wachovia, with Wachovia as the surviving corporation. According to the agreement, Wachovia will exchange 0.89 shares of its common stock for each share of SouthTrust common stock. Based on Wachovia's closing price of $47.00 on June 18, 2004, the transaction would be valued at approximately $14.3 billion and represent an exchange value of $41.83 for each share of SouthTrust common stock at the date of the agreement. The merger is expected to close in the fourth quarter of 2004 and is subject to normal regulatory approvals and shareholder approval. In connection with the merger agreement, SouthTrust and Wachovia also entered into a Stock Option agreement, dated as of June 20, 2004, pursuant to which Wachovia has the right, under certain circumstances, to purchase up to 19.5% of the issued and outstanding shares of common stock of SouthTrust, at a price equal to the lesser of $34.755 per share and the closing price of SouthTrust common stock on the business day immediately prior to any date Wachovia notifies SouthTrust that it intends to exercise the option.

Note B - Recent Accounting Pronouncements

Statement of Position ("SOP") 03-3 - Accounting for Loans or Certain Debt Securities Acquired in a Transfer

      In October 2003, the American Institute of Certified Public Accountants ("AICPA") issued SOP 03-3, which addresses accounting for differences between contractual cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted ("accretable yield") to the excess of the investor's estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor's initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected ("nonaccretable difference") not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management does not expect this SOP to have a material impact to the Consolidated Financial Statements.

Note C - Other Non-Interest Income and Other Non-Interest Expense

      A detail of other non-interest income and non-interest expense for the three and six-month periods ended June 30, 2004 and 2003 is as follows:

(In Thousands)

                                           Three months ended June 30                        Six months ended June 30
                                  -------------------------------------------      ------------------------------------------
                                          2004                     2003                    2004                    2003
                                  ------------------       ------------------      ------------------      ------------------
Bank owned life insurance         $           12,897       $           13,943      $           27,123      $           30,059
Gain on sale of bankcard loans                75,709                        -                  75,709                       -
Other                                         16,854                   17,136                  40,629                  32,953
                                  ------------------       ------------------      ------------------      ------------------
     Total                        $          105,460       $           31,079      $          143,461      $           63,012
                                  ==================       ==================      ==================      ==================

Professional services             $           35,843       $           15,489      $           50,339      $           28,991
Data processing                               15,771                   14,270                  26,807                  25,963
Communications                                11,983                   12,657                  23,624                  24,903
Business development                          10,614                    8,239                  16,756                  14,967
Foreclosed property                           11,657                    9,038                  15,569                  14,732
Miscellaneous losses                          12,500                    3,436                  15,515                   7,512
Other                                         22,381                   18,908                  39,996                  40,615
                                  ------------------       ------------------      ------------------      ------------------
     Total                        $          120,749       $           82,037      $          188,606      $          157,683
                                  ==================       ==================      ==================      ==================

Note D - Earnings per Share Reconciliation

      A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation is as follows:

                                        Three months ended June 30   Six months ended June 30
                                        --------------------------   ------------------------
(In Thousands, except per share data)      2004         2003            2004         2003
                                        ----------   -----------     -----------  -----------
Basic:
Net income                              $  194,740   $   174,780     $   377,697  $   346,125
Average common shares outstanding          331,331       339,534         330,829      342,508
Service contingency                            706           686             703          345
                                        ----------   -----------     -----------  -----------
Average basic shares outstanding           332,037       340,220         331,532      342,853
                                        ----------   -----------     -----------  -----------
Earnings per share                      $     0.59   $      0.51     $      1.14  $      1.01
                                        ==========   ===========     ===========  ===========
Diluted:
Net income                              $  194,740   $   174,780     $   377,697  $   346,125
Average common shares outstanding          331,331       339,534         330,829      342,508
Service contingency                            706           686             703          345
Dilutive effect of stock options
and performance shares                       4,413         3,358           4,319        4,164
                                        ----------   -----------     -----------  -----------
Average diluted shares outstanding         336,450       343,578         335,851      347,017
                                        ----------   -----------     -----------  -----------
Earnings per share                      $     0.58   $      0.51     $      1.12  $      1.00
                                        ==========   ===========     ===========  ===========

      The Company had zero and 1,466,875 options issued that were not included in the calculation of diluted EPS for the three and six-month periods ended June 30, 2004, respectively, as the exercise price of these options was in excess of the average market price. There were zero and 1,418,992 excluded options for the three and six-month periods ended June 30, 2003, respectively.

Note E - Comprehensive Income (Loss)

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

      In the calculation of comprehensive income (loss), certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The disclosure of the reclassification amount is as follows:


                                                                          Three months ended June 30
                                                                  2004                                   2003
                                                   -----------------------------------    ---------------------------------
                (In Thousands)                      Before        Tax        Net of        Before      Tax        Net of
                                                     Tax        Effect        Tax           Tax       Effect        Tax
                                                   -----------------------------------    ---------------------------------
Change in unrealized loss on available-for-sale
    securities:
Unrealized holding losses arising
    during the period                              $ (359,653)  $ 133,535   $ (226,118)   $ (15,091)    $ 4,222   $ (10,869)
Less: net realized gains (losses)                       6,399      (2,432)       3,967       (1,379)        524        (855)
                                                   -----------------------------------    ---------------------------------
Unrealized loss on securities                        (366,052)    135,967     (230,085)     (13,712)      3,698     (10,014)
                                                   -----------------------------------    ---------------------------------
Change in fair value of derivatives used as
    cash flow hedges:
Unrealized holding gains (losses) arising
    during the period                                 (10,413)      3,957       (6,456)       9,893      (3,759)      6,134
Less: reclassification adjustment                       6,810      (2,588)       4,222        5,550      (2,109)      3,441
                                                   -----------------------------------    ---------------------------------
Unrealized gain (loss) on derivatives used as
    cash flow hedges                                  (17,223)      6,545      (10,678)       4,343      (1,650)      2,693
                                                   -----------------------------------    ---------------------------------
Total Other Comprehensive Loss                     $ (383,275)  $ 142,512   $ (240,763)   $  (9,369)    $ 2,048   $  (7,321)
                                                   ===================================    =================================

                                                                           Six months ended June 30
                                                                 2004                                   2003
                                                   -----------------------------------   ----------------------------------
                (In Thousands)                      Before        Tax        Net of        Before       Tax       Net of
                                                     Tax        Effect        Tax           Tax       Effect        Tax
                                                   -----------------------------------   ----------------------------------
Change in unrealized loss on available-for-sale
    securities:
Unrealized holding losses arising
    during the period                              $ (254,488)   $ 94,594   $ (159,894)   $ (76,999)    $ 4,784   $ (72,215)
Less: net realized gains (losses)                       9,332      (3,546)       5,786       (2,475)        941      (1,534)
                                                   -----------------------------------   ----------------------------------
Unrealized loss on securities                        (263,820)     98,140     (165,680)     (74,524)      3,843     (70,681)
                                                   -----------------------------------   ----------------------------------
Change in fair value of derivatives used as
    cash flow hedges:
Unrealized holding gains (losses) arising
    during the period                                  (1,482)        563         (919)      14,469      (5,498)    $ 8,971
Less: reclassification adjustment                      13,621      (5,176)       8,445       10,732      (4,078)      6,654
                                                   -----------------------------------   ----------------------------------
Unrealized gain (loss) on derivatives used as
    cash flow hedges                                  (15,103)      5,739       (9,364)       3,737      (1,420)      2,317
                                                   -----------------------------------   ----------------------------------
Additional minimum benefit liablity adjustment              -           -            -       (5,576)      2,119      (3,457)
                                                   -----------------------------------   ----------------------------------
Total Other Comprehensive Loss                     $ (278,923)  $ 103,879   $ (175,044)   $ (76,363)    $ 4,542   $ (71,821)
                                                   ===================================    =================================

Note F - Supplemental Cash Flow Information

      The following is supplemental disclosure to the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2004 and 2003.

                (In Thousands)                         Six Months Ended June 30
                                                       ------------------------
                                                          2004           2003
                                                       ---------       --------
Cash paid during period for:
   Interest                                             $318,118       $400,327
   Income taxes                                           81,901         70,416

Noncash transactions:
   Assets acquired in business combinations              761,055        113,413
   Liabilities assumed in business combinations          668,102        104,953
   Loans transferred to other real estate                 21,153         30,195
   Financed sales of foreclosed property                   1,059          5,597

Note G - Proforma Stock-Based Compensation

      The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for employee stock compensation plans and, accordingly, does not recognize compensation cost for stock options granted when the option price is greater than or equal to the underlying stock price. This accounting method is referred to as the intrinsic value method. The Company follows the pro-forma disclosures of Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, as amended, using the fair value method of accounting for stock-based compensation.

      If the Company had elected to recognize compensation cost for options based on the fair value of the options as permitted by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:


(Dollars in Thousands, except per share data)           Three Months Ended June 30      Six Months Ended June 30
                                                       -----------------------------    ------------------------
                                                           2004            2003           2004           2003
                                                       ------------    -------------    ---------    -----------
Net income - as reported                               $    194,740    $     174,780    $ 377,697    $   346,125
Deduct: Stock-based employee
   compensation expense determined
   under fair value based methods for all awards,
   net of tax                                                (4,921)          (2,936)     (10,908)        (5,884)
                                                       ------------    -------------    ---------    -----------
Net income - pro forma                                 $    189,819    $     171,844    $ 366,789    $   340,241
                                                       ============    =============    =========    ===========

Earnings per share - as reported
   Basic                                               $       0.59    $        0.51    $    1.14    $     1.01
   Diluted                                                     0.58             0.51         1.12          1.00

Earnings per share- pro forma
   Basic                                               $       0.57    $        0.51    $    1.11    $     0.99
   Diluted                                                     0.57             0.50         1.09          0.98

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

                                                            Three and Six Months Ended June 30
                                                       ---------------------------------------------
                                                               2004                    2003
                                                       ---------------------   ---------------------
Expected dividend yield                                           3.03%                  3.20%
Expected stock price volatility                                     29                     28
Risk-free interest rate                                           3.50                   3.67
Expected life of options                                       7 years                7 years

Note H - Pension Disclosures

      In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 132 (revised 2003), which revises employers' disclosures about pension plans and other postretirement benefits.

      Net periodic benefits cost includes the following components for the three and six months ended June 30:

                                                                 PENSION PLAN
                                     Three months ended June 30                 Six months ended June 30
          (In Thousands)              2004                 2003                 2004                2003
                                    -----------------------------             ----------------------------
Service cost                        $  4,625             $  4,097             $  9,250            $  8,194
Interest cost                          4,100                3,546                8,200               7,092
Expected return on plan assets        (5,500)              (3,903)             (11,000)             (7,806)
Amortization of prior service cost        50                   39                  100                  78
Recognized net actuarial loss            825                  818                1,650               1,636

                                    -----------------------------             ----------------------------
  Total                             $  4,100             $  4,597             $  8,200            $  9,194
                                    =============================             ============================

                                     ADDITIONAL RETIREMENT, DEFERRED, INCENTIVE, AND ENHANCED RETIREMENT
                                                                    PLANS
                                      Three months ended June 30                Six months ended June 30
                                      2004                 2003                 2004                2003
                                    -----------------------------             ----------------------------
Service cost                        $    260             $    728             $    520            $  1,456
Interest cost                            933                  806                1,865               1,612
Amortization of prior service cost       217                  885                  435               1,770
Recognized net actuarial loss            305                  301                  610                 602
                                    -----------------------------             ----------------------------
  Total                             $  1,715             $  2,720             $  3,430            $  5,440
                                    =============================             ============================

                                                              POSTRETIREMENT BENEFITS
                                     Three months ended June 30                 Six months ended June 30
                                      2004                 2003                 2004               2003
                                    -----------------------------             ----------------------------
Service cost                        $    235             $    238             $    470            $    476
Interest cost                            140                  180                  280                 360
Amortization of                           27                   27                   55                  54
unrecognized transitional liability
Amortization of prior service cost      (110)                   -                 (220)                  -
Recognized net actuarial loss            108                   51                  215                 102
                                    -----------------------------             ----------------------------
  Total                             $    400             $    496             $    800            $    992
                                    =============================             ============================

      The Company previously disclosed in its financial statements for the year ended December 31, 2003, the expected contributions to its pension, additional retirement, deferred, incentive, enhanced retirement, and postretirement plans during the 2004 plan year. It does not expect to contribute to the Pension Plan in the 2004 plan year. The Company plans to contribute approximately $1.7 million to its additional retirement, deferred, incentive, and enhanced retirement plans in 2004. However, no contributions were made to these plans in the first six months of 2004. The Company also expects to contribute approximately $0.7 million to its postretirement medical plan in 2004. There were no contributions made to the postretirement medical plan in the first six months of 2004.

Note I - Business Segments

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

      The following tables present the Company's business segment information for the three and six month periods ended June 30, 2004 and 2003:

                                                          Three months ended June 30, 2004
                                ------------------------------------------------------------------------------------
                                 Commercial      Regional         Funds         Capital      Reconciling     Total
         (In Millions)            Banking        Banking       Management      Management       Items       Company
                                ------------  -------------   ------------   -------------   -----------   ---------
Net interest margin (FTE).....  $      108.6  $       254.9   $       55.0   $        16.6   $     (12.9)  $   422.2
Provision for loan losses.....          11.5           (3.2)          (0.1)            0.3          20.5        29.0
Non-interest income...........          12.5          184.9           (0.1)           24.7          20.2       242.2
Non-interest expense..........          35.6          276.4            2.3            29.7           5.7       349.7
                                ------------  -------------   ------------   -------------   -----------   ---------
       Pre-tax income.........          74.0          166.6           52.7            11.3         (18.9)      285.7
Income tax expense (FTE)......             -              -              -               -          91.0        91.0
                                ------------  -------------   ------------   -------------   -----------   ---------
     Net income...............  $       74.0  $       166.6   $       52.7   $        11.3   $    (109.9)  $   194.7
                                ============  =============   ============   =============   ===========   =========

                                                               Six months ended June 30, 2004
                                ------------------------------------------------------------------------------------
                                 Commercial     Regional         Funds           Capital     Reconciling     Total
         (In Millions)             Banking       Banking        Management      Management      Items       Company
                                ------------  -------------   ------------   -------------   -----------   ---------
Net interest margin (FTE).....  $      212.8  $       499.8   $      119.0   $        33.3   $     (29.9)  $   835.0
Provision for loan losses.....          23.2           12.1           (0.1)            1.0          20.3        56.5
Non-interest income...........          24.6          295.6            2.0            51.1          35.3       408.6
Non-interest expense..........          66.8          513.5            3.7            57.4          (6.3)      635.1
                                ------------  -------------   ------------   -------------   -----------   ---------
       Pre-tax income.........         147.4          269.8          117.4            26.0          (8.6)      552.0
Income tax expense (FTE)......             -  -           -   -          -   -           -         174.3       174.3
                                ------------  -------------   ------------   -------------   -----------   ---------
     Net income...............  $      147.4  $       269.8   $      117.4   $        26.0   $    (182.9)  $   377.7
                                ============  =============   ============   =============   ===========   =========
Ending assets.................  $   14,922.2  $    21,987.0   $   11,566.9   $     1,575.9   $   2,858.4   $52,910.4
                                ============  =============   ============   =============   ===========   =========

                                                            Three months ended June 30, 2003
                                ------------------------------------------------------------------------------------
                                 Commercial     Regional         Funds          Capital      Reconciling     Total
        (In millions)             Banking        Banking       Management      Management       Items       Company
                                ------------  -------------   ------------   -------------   -----------   ---------
Net interest margin (FTE).....  $      101.7  $       252.6   $       65.9   $        15.7   $     (16.2)  $   419.7
Provision for loan losses.....           6.4           22.2              -             0.7           1.0        30.3
Non-interest income...........          10.8          124.8           (0.4)           29.6          12.9       177.7
Non-interest expense..........          36.5          253.6            2.1            27.5         (13.3)      306.4
                                ------------  -------------   ------------   -------------   -----------   ---------
       Pre-tax income.........          69.6          101.6           63.4            17.1           9.0       260.7
Income tax expense (FTE)......             -              -              -               -          85.9        85.9
                                ------------  -------------   ------------   -------------   -----------   ---------
     Net income...............  $       69.6  $       101.6   $       63.4   $        17.1   $     (76.9)  $   174.8
                                ============  =============   ============   =============   ===========   =========

                                                           Six months ended June 30, 2003
                                ------------------------------------------------------------------------------------
                                 Commercial     Regional         Funds          Capital      Reconciling     Total
        (In millions)             Banking        Banking       Management      Management       Items       Company
                                ------------  -------------   ------------   -------------   -----------   ---------
Net interest margin (FTE).....  $      202.3  $       500.5   $      136.2   $        29.9   $     (31.1)  $   837.8
Provision for loan losses.....          14.7           43.0              -             1.7           0.3        59.7
Non-interest income...........          20.9          235.9           (0.4)           55.5          29.0       340.9
Non-interest expense..........          73.0          519.6            3.7            55.4         (47.3)      604.4
                                ------------  -------------   ------------   -------------   -----------   ---------
       Pre-tax income.........         135.5          173.8          132.1            28.3          44.9       514.6
Income tax expense (FTE)......             -              -              -               -         168.5       168.5
                                ------------  -------------   ------------   -------------   -----------   ---------
     Net income...............  $      135.5  $       173.8   $      132.1   $        28.3   $    (123.6)  $   346.1
                                ============  =============   ============   =============   ===========   =========
Ending assets.................  $   14,511.4  $    21,314.0   $   11,901.2   $     1,369.1   $   2,612.5   $51,708.2
                                ============  =============   ============   =============   ===========   =========

Note J - Business Combinations

      On June 20, 2004, SouthTrust and Wachovia Corporation entered into a definitive merger agreement that provides, among other things, for SouthTrust to be merged with and into Wachovia, with Wachovia as the surviving corporation. Refer to Note A for further discussion about the merger.

      During the first six months of 2004, the Company completed the following acquisition:

                                                                                    Consideration
                                                                                    -------------
(Dollars in Millions, Shares in Thousands)                                                 Common   Goodwill
    Date            Institution               Location    Assets  Loans   Deposits  Cash   Shares  Recognized
------------  ----------------------------  ------------  ------  ------  --------  -----  ------  ----------
May 14, 2004  FloridaFirst Bancorp, Inc.    Lakeland, FL  $761.1  $515.9   $535.3   $38.6  3,636   $  68.4

      Under purchase accounting, the results of operations, subsequent to the acquisition date, are included in the Consolidated Condensed Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      and
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BUSINESS

      SouthTrust Corporation ("SouthTrust" or the "Company") is a registered financial holding company incorporated under the laws of Delaware in 1968. The Company is headquartered in Birmingham, Alabama, and engages, through its subsidiary bank, SouthTrust Bank, and its non-banking subsidiaries, in a full range of banking services from 736 banking locations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. As of June 30, 2004, the Company had consolidated total assets of $52.9 billion, which ranked it among the top twenty bank holding companies in the United States.

      SouthTrust Bank offers a broad range of banking services, either directly or through other affiliated bank related subsidiaries. Services to business customers include providing checking and time deposit accounts, cash management services, various types of lending and credit services, and corporate and other trust services. Services provided to individual customers directly or through other affiliated corporations include checking accounts, money market investment and money market checking accounts, personal money management accounts, passbook savings accounts and various other time deposit savings programs, loans (including business, personal, automobile, mortgage, home improvement and educational loans), and a variety of trust services. SouthTrust Bank also offers Visa and/or MasterCard multi-purpose nationally recognized credit card services. The Company also offers brokerage and other investment services through its subsidiary SouthTrust Securities, Inc. Information relating to the Company's business segments can be found in Note I to the unaudited Consolidated Condensed Financial Statements.

      On June 20, 2004, SouthTrust and Wachovia Corporation ("Wachovia") entered into a definitive merger agreement providing for the merger of SouthTrust into Wachovia, with Wachovia as the surviving corporation. According to the agreement, Wachovia will exchange 0.89 shares of its common stock for each share of SouthTrust common stock. Based on Wachovia's closing price of $47.00 on June 18, 2004, the transaction would be valued at approximately $14.3 billion and represent an exchange value of $41.83 for each share of SouthTrust common stock at the date of the agreement. The merger is expected to close in the fourth quarter of 2004 and is subject to normal regulatory approvals and shareholder approval. In connection with the merger agreement, SouthTrust and Wachovia also entered into a Stock Option agreement, dated as of June 20, 2004, pursuant to which Wachovia has the right, under certain circumstances, to purchase up to 19.5% of the issued and outstanding shares of common stock of SouthTrust at a price equal to the lesser of $34.755 per share and the closing price of SouthTrust common stock on the business day immediately prior to any date Wachovia notifies SouthTrust that it intends to exercise the option.

      During the second quarter of 2004, SouthTrust and MBNA Corporation ("MBNA") signed a multi-year agreement under which MBNA acquired SouthTrust's bankcard portfolio. The effects of this sale on the Company's Consolidated Financial Statements are discussed further in this document.

FORWARD-LOOKING STATEMENTS

      This report (including information included or incorporated by reference herein) may contain, among other things, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to SouthTrust, including, without limitation, (i) statements relating to SouthTrust's expectations with respect to the proposed merger (the "Merger") of SouthTrust with and into Wachovia and (ii) statements preceded by, followed by or that include the words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", "projects", "outlook" or similar expressions. These statements are based upon the current beliefs and expectations of SouthTrust's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond SouthTrust's control).

      The following factors, among others, could cause SouthTrust's financial performance to differ materially from that expressed in such forward-looking statements: (1) the risk that the businesses of Wachovia and SouthTrust in connection with the Merger will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame; (3) revenues following the Merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the ability to obtain governmental approvals of the Merger on the proposed terms and schedule; (6) the failure of Wachovia's and SouthTrust's shareholders to approve the Merger; (7) the strength of the United States economy in general and the strength of the local economies in which Wachovia and/or SouthTrust conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia's and/or SouthTrust's loan portfolio and allowance for loan losses; (8) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (9) inflation, interest rate, market and monetary fluctuations; (10) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia's capital markets and capital management activities, including, without limitation, Wachovia's mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (11) the timely development of competitive new products and services by Wachovia and SouthTrust and the acceptance of these products and services by new and existing customers; (12) the willingness of customers to accept third party products marketed by Wachovia and SouthTrust; (13) the willingness of customers to substitute competitors' products and services for Wachovia's and SouthTrust's products and services and vice versa; (14) the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); (15) technological changes; (16) changes in consumer spending and saving habits; (17) the effect of corporate restructurings, acquisitions and/or dispositions, including, without limitation, the Merger (and any required divestitures related thereto) and the actual restructuring and other expenses related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (18) the growth and profitability of Wachovia's and SouthTrust's non-interest or fee income being less than expected; (19) unanticipated regulatory or judicial proceedings or rulings; (20) the impact of changes in accounting principles; (21) adverse changes in financial performance and/or condition of Wachovia's and/or SouthTrust's borrowers which could impact repayment of such borrowers' outstanding loans; (22) the impact on Wachovia's and SouthTrust's businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and
(23) Wachovia's and SouthTrust's success at managing the risks involved in the foregoing.

      SouthTrust cautions that the foregoing list of factors is not exclusive. All subsequent written and oral forward-looking statements concerning SouthTrust or the Merger or other matters and attributable to SouthTrust or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above. SouthTrust does not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report.

SELECTED QUARTERLY FINANCIAL DATA                                        TABLE 1
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                  Quarters Ended
                                                ----------------------------------------------------------------------------------
                                                               2004                                    2003
                                                ------------------------------    ------------------------------------------------
                                                   Jun 30           Mar 31           Dec 31           Sept 30           Jun 30
                                                -------------    -------------    -------------    -------------    --------------
EARNINGS SUMMARY:
        Interest income                         $       574.5    $       565.1    $       573.2    $       573.2    $        606.1
        Interest expense                                155.1            155.1            159.4            165.6             189.3
                                                -------------    -------------    -------------    -------------    --------------

        Net interest income                             419.4            410.0            413.8            407.6             416.8
        Provision for loan losses                        29.0             27.5             34.9             30.0              30.3
                                                -------------    -------------    -------------    -------------    --------------
        Net interest income after
            provision for loan losses                   390.4            382.5            378.9            377.6             386.5
        Non-interest income                             235.8            163.5            161.6            174.7             179.1
        Securities gains  (losses)                        6.4              2.9              0.1              2.4              (1.4)
        Non-interest expense                            349.7            285.4            280.6            294.9             306.4
                                                -------------    -------------    -------------    -------------    --------------

        Income before income taxes                      282.9            263.5            260.0            259.8             257.8
        Income taxes                                     88.2             80.5             79.5             81.2              83.0
                                                -------------    -------------    -------------    -------------    --------------

        Net income                              $       194.7    $       183.0    $       180.5    $       178.6    $        174.8
                                                =============    =============    =============    =============    ==============

PER COMMON SHARE:
        Net income - basic                      $       $0.59    $       $0.55    $        0.54    $       $0.53    $         0.51
        Net income- diluted                              0.58             0.55             0.54             0.53              0.51
        Cash dividends declared                          0.24             0.24             0.21             0.21              0.21
        Book value                                      13.41            13.64            13.20            13.15             13.32
        Market value-high                               40.04            34.90            33.06            30.54             29.98
        Market value-low                                30.63            31.26            29.35            26.68             25.41

ENDING BALANCES:
        Loans, net of unearned income           $    36,510.9    $    35,892.1    $    35,280.2    $    34,856.7    $     34,297.1
        Total assets                                 52,910.4         52,672.9         51,924.9         51,561.9          51,708.2
        Deposits                                     36,800.2         35,514.9         34,746.6         34,284.2          34,368.7
        Federal Home Loan Bank advances               3,596.0          3,780.8          3,580.8          3,595.8           3,670.9
        Long-term debt                                3,221.1          2,856.5          2,506.9          2,717.3           2,533.7
        Stockholders' equity                          4,458.6          4,497.2          4,359.8          4,381.0           4,496.9
        Common shares (in thousands)                  332,492          329,821          330,243          333,210           337,530

AVERAGE BALANCES:
        Loans, net of unearned income           $    36,326.4    $    35,553.4    $    35,090.0    $    34,202.8    $     34,405.1
        Earning assets                               48,442.7         47,664.9         47,240.1         46,313.7          47,116.1
        Total assets                                 52,650.0         51,734.1         51,416.2         50,479.6          51,342.1
        Deposits                                     36,605.9         35,858.0         35,469.2         33,477.5          33,880.2
        Stockholders' equity                          4,413.0          4,438.4          4,317.1          4,358.2           4,513.0
        Common shares (in thousands)
            Basic                                     332,037          331,027          332,062          336,184           340,220
            Diluted                                   336,450          335,251          336,229          339,875           343,578

SELECTED RATIOS:
        Return on average total assets                   1.49 %           1.42 %           1.39 %           1.40 %            1.37 %
        Return on average stockholders' equity          17.75            16.58            16.59            16.26             15.53
        Net interest margin (FTE)                        3.51             3.50             3.51             3.53              3.60
        Average equity to average assets                 8.38             8.58             8.40             8.63              8.79
        Non-interest expense as a percent
            of average total assets                      2.67             2.22             2.16             2.32              2.39
        Efficiency ratio                                53.14            49.52            48.52            50.39             51.17

AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND                        TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID
 (DOLLARS IN MILLIONS; YIELDS ON TAXABLE EQUIVALENT BASIS)

                                                                               Quarters Ended
                                                 -------------------------------------------------------------------------------
                                                           June 30, 2004                               March 31, 2004
                                                 ---------------------------------       --------------------------------------
                                                                             (1)                                            (1)
                                                    Average                 Yield/             Average                    Yield/
                                                    Balance      Interest    Rate              Balance       Interest      Rate
                                                 ---------------------------------       ---------------------------------------
ASSETS
Loans, net of unearned
   income (2)                                    $    36,326.4  $    426.2   4.72 %      $    35,553.4   $       416.3     4.71 %
Available-for-sale securities:
   Taxable                                            10,575.2       130.4   4.95             10,840.2           133.0     5.04
   Non-taxable                                           354.6         6.2   7.40                352.9             6.1     7.49
Held-to-maturity securities:
   Taxable                                               194.9         3.5   7.23                204.3             3.7     7.30
   Non-taxable                                            20.4         0.5  10.56                 22.6             0.6    10.46
Short-term investments                                   971.2        10.5   4.34                691.5             8.2     4.74
                                                 --------------------------------        ---------------------------------------
     Total interest-earning assets                    48,442.7  $    577.3   4.79 %           47,664.9   $       567.9     4.82 %
Allowance for loan losses                               (508.1)                                 (502.3)
Other assets                                           4,715.4                                 4,571.5
                                                 --------------------------------        ---------------------------------------

     Total assets                                $    52,650.0                           $    51,734.1
                                                 ================================        =======================================

LIABILITIES
Savings deposits                                 $     2,493.3  $      3.4   0.55 %      $     2,386.7   $         3.6     0.60 %
Interest-bearing demand deposits                       4,951.4         7.1   0.57              4,942.5             7.8     0.64
Time deposits                                         23,857.4        87.5   1.47             23,482.5            87.8     1.50
Short-term borrowings                                  4,113.9         9.4   0.92              4,237.0             9.5     0.91
Federal Home Loan Bank advances                        3,717.2        32.0   3.47              3,624.7            31.4     3.48
Long-term debt                                         2,888.4        15.7   2.19              2,646.2            15.0     2.28
                                                 --------------------------------        ---------------------------------------

     Total interest-bearing liabilities               42,021.6  $    155.1   1.48 %           41,319.6   $       155.1     1.51 %
Non-interest-bearing demand deposits                   5,303.7                                 5,046.3
Other liabilities                                        911.7                                   929.8
                                                 --------------------------------        ---------------------------------------
Total liabilities                                     48,237.0                                47,295.7
STOCKHOLDERS' EQUITY                                   4,413.0                                 4,438.4
                                                 --------------------------------        ---------------------------------------

     Total liabilities and stockholders' equity  $    52,650.0                           $    51,734.1
                                                 ================================        =======================================

Net interest income                                             $    422.2                               $       412.8
                                                 ================================        =======================================

Net interest margin                                                          3.51 %                                        3.50 %
                                                 ================================        =======================================

Net interest spread                                                          3.31 %                                        3.31 %
                                                 ================================        =======================================

(1) YIELDS WERE CALCULATED USING THE AVERAGE AMORTIZED COST OF THE UNDERLYING ASSETS. ALL YIELDS AND RATES ARE PRESENTED ON AN ANNUALIZED BASIS.

(2) INCLUDED IN INTEREST ARE NET LOAN FEES OF $15.8 MILLION, $10.8 MILLION, $12.8 MILLION, $11.5 MILLION, AND $9.3 MILLION FOR EACH OF THE FIVE QUARTERS IN THE PERIOD ENDED JUNE 30, 2004, RESPECTIVELY. THE AVERAGES INCLUDE LOANS ON WHICH THE ACCRUAL OF INTEREST HAS BEEN DISCONTINUED. INCOME ON NON-ACCRUAL LOANS IS RECOGNIZED ON A CASH BASIS.

                                                                         TABLE 2

                                              Quarters Ended
---------------------------------------------------------------------------------------------------------
       December 31, 2003                  September 30, 2003                       June 30, 2003
--------------------------------    ----------------------------------   --------------------------------
                           (1)                                   (1)                                (1)
    Average               Yield/        Average                 Yield/       Average               Yield/
    Balance     Interest   Rate         Balance      Interest    Rate        Balance     Interest   Rate
--------------------------------    ----------------------------------   --------------------------------
$    35,090.0  $   424.4   4.80 %   $    34,202.8  $     420.3   4.88 %  $    34,405.1  $   437.8   5.10 %

     10,755.5      132.6   4.95           9,982.6        127.6   5.16         10,771.8      144.8   5.57
        357.9        6.2   7.36             365.0          6.4   7.39            383.4        6.1   6.89

        214.0        3.9   7.16             231.7          4.1   7.10            255.6        4.9   7.65
         23.0        0.6  10.25              23.9          0.6  10.15             30.9        0.4   5.55
        799.7        8.4   4.15           1,507.7         17.0   4.47          1,269.2       15.1   4.77
-------------------------------     ---------------------------------    -------------------------------
     47,240.1  $   576.1   4.85 %        46,313.7  $     576.0   4.95 %       47,116.0  $   609.1   5.23 %
       (507.6)                             (508.0)                              (502.6)
      4,683.7                             4,673.9                              4,728.7
-------------------------------     ---------------------------------    -------------------------------
$    51,416.2                       $    50,479.6                        $    51,342.1
===============================     =================================    ===============================

$     2,374.5  $     3.7   0.62 %   $     2,355.1  $       3.7   0.62 %  $     2,333.9  $     4.1   0.70 %
      4,775.8        7.9   0.65           4,488.0          7.3   0.65          4,486.2        8.5   0.76
     23,240.2       90.4   1.54          21,809.1         92.4   1.68         22,299.1      104.3   1.88
      4,584.2       10.6   0.92           5,411.8         12.9   0.95          5,212.0       15.5   1.19
      3,591.1       32.2   3.55           3,644.2         33.8   3.68          4,089.0       40.5   3.97
      2,521.5       14.7   2.31           2,530.3         15.4   2.42          2,470.6       16.5   2.68
-------------------------------     ---------------------------------    -------------------------------
     41,087.3  $   159.5   1.54 %        40,238.5  $     165.5   1.63 %       40,890.8  $   189.4   1.86 %
      5,078.7                             4,825.4                              4,761.0
        933.1                             1,057.5                              1,177.3
-------------------------------     ---------------------------------    -------------------------------
     47,099.1                            46,121.4                             46,829.1
      4,317.1                             4,358.2                              4,513.0
-------------------------------     ---------------------------------    -------------------------------
$    51,416.2                       $    50,479.6                        $    51,342.1
===============================     =================================    ===============================
               $   416.6                           $     410.5                          $   419.7
===============================     =================================    ===============================
                           3.51 %                                3.53 %                             3.60 %
===============================     =================================    ===============================
                           3.31 %                                3.32 %                             3.37 %
===============================     =================================    ===============================

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

      The Company's net interest margin decreased 9 basis points from the second quarter of 2003 to 3.51% for the 2004-second quarter period. On a year-to-date basis, net interest margin decreased 15 basis points to 3.50% for the six months ended June 30, 2004. The economic conditions during 2003 and the prolonged low interest rate environment have presented a challenge to the Company as well as other financial institutions. From the beginning of 2001 until this quarter, the Fed lowered short-term interest rates a total of 500 basis points. These factors contributed to historically low mortgage interest rates, leading to higher prepayments of mortgage-backed securities, 1-4 family mortgage loans, as well as other fixed-rate interest-earning assets tied to treasury yields (which are the benchmark for mortgage interest rates). Prepayments from these assets, as well as fixed-rate commercial loans, were being reinvested at lower rates, while liability costs, which are tied to other indexes, were not declining at the same pace as asset yields. These factors caused compression in the Company's net interest margin during 2003. The net interest margin began to stabilize at the end of 2003, which reflected the stabilization of long-term interest rates.

      Looking at the remainder of 2004, Management continues to manage the interest rate sensitivity position of the Company to a neutral to slightly asset sensitive position. This is accomplished by remaining focused on variable-rate lending, managing the maturity and duration of securities purchases, carefully managing the level of fixed-rate loans, and continued emphasis on the growth of core deposits. In June of 2004, the Federal Reserve raised short-term interest rates 25 basis points. Given the recent improvement in economic conditions, this upward trend in interest rates is likely to continue. Since the balance sheet is in a slightly asset sensitive interest rate position, an increase in interest rates might improve the net interest margin over time. However, the impact of the sale of the Company's bankcard portfolio is expected to lower the net interest margin by approximately four basis points in subsequent quarters. Also, if a contraction of the spread between long-term and short-term interest rates were to occur (i.e., a flattening of the yield curve), then net interest margin could decrease because the Company's funding durations are typically shorter (and therefore, reprice quicker) than its asset durations.

      See Table 2 for detailed information concerning quarterly average volumes, interest, yields earned and rates paid.

PROVISION FOR LOAN LOSSES

      During the second quarter of 2004, the Company recorded a $29.0 million provision for loan losses. This compares to a provision of $30.3 million for the quarter ended June 30, 2003. For the six-month periods ended June 30, 2004 and 2003, the provisions for loan losses were $56.5 million and $59.7 million, respectively. Provisions for loan losses are charged to income to bring the allowance to a level deemed appropriate by Management based on the factors as described in "Allowance for Loan Losses" later in Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings Summary.

NON-INTEREST INCOME

      Total non-interest income for the quarter ended June 30, 2004 was $242.2 million, an increase of $64.5 million or 36% over the same period in 2003. Growth in non-interest income between these periods primarily came from the sources discussed below.

      Service charges on deposit accounts increased in the second quarter of 2004 by 5% from the comparable year-ago period. For the six months ended June 30, 2004, service charges on deposit accounts increased 4% over the same period in 2003. These increases primarily related to fees charged for non-sufficient funds.

      Mortgage banking operations income decreased 61% for the three and six-month periods ended June 30, 2004, compared to the same periods in 2003. The decrease was driven by decreased loan production during the first six months of 2004 when compared to the same period in 2003. Mortgage loan production during the first six months of 2004 totaled $2,763.8 million, compared to $3,652.5 million during the first six months of 2003. As expected, mortgage loan production has slowed down when compared to 2003 levels as a result of higher mortgage interest rates during the current period.

      Bankcard fees decreased during the second quarter of 2004 by 11% compared to the second quarter of 2003, and were relatively flat for the six months ended June 30, 2004 compared to the same period in 2003. The decrease for the second quarter of 2004 reflects the sale of the Company's bankcard portfolio during the second quarter of 2004, discussed further below.

      Debit card fees increased 3% during the second quarter of 2004 compared to the same period in 2003. On a year-to-date basis, debit card fees were relatively flat, increasing 1% for the six months ended June 30, 2004 when compared to the same period in 2003. During the third quarter of 2003, Visa and MasterCard settled lawsuits initiated by several major retailers. The effect of the settlements on the Company during 2004 has been slower growth in debit card fees, since the fees charged to merchants by Visa and MasterCard to process their debit cards have decreased. This trend is likely to continue as a result of the settled lawsuits.

      Trust fee income decreased 6% from the second quarter of 2003 to the second quarter of 2004. For the six months ended June 30, 2004, trust fee income increased 2% compared to the six months ended June 30, 2003. This decrease during the second quarter of 2004 was due to fluctuations in market conditions, as well as fluctuations in sales during the year.

      Investment fee income decreased by 26% and 14% during the second quarter and first six months of 2004, respectively, compared to the same year-ago periods. This is mainly attributable to market conditions, as higher interest rates have slowed the demand for customer derivatives.

      Income from bank owned life insurance ("BOLI") for the second quarter of 2004 decreased 7% over the comparable year-ago period and decreased 10% for the six months ended June 30, 2004 compared to the same period in 2003.

      Securities gains during the second quarter and first six months of 2004 were $6.4 million and $9.3 million, respectively. During the second quarter of 2004, a $3.8 million gain was recognized from the sale of an equity investment that was obtained in a previous acquisition and no longer served its original purpose under the Company's long-term strategy. For the second quarter and first six months of 2003, securities losses were $1.4 million and $2.5 million, respectively.

      During the second quarter of 2004, the Company sold its bankcard portfolio to MBNA Corporation and recorded a gain of approximately $75.7 million, which is included in other non-interest income.

      There were no other significant non-recurring non-interest income items recorded in the second quarter of 2004 or 2003 that have not been disclosed above.

NON-INTEREST INCOME                                                      TABLE 3
(In Millions)

                                                                 Quarters Ended
                                                 2004                                  2003
                                     ---------------------------     -----------------------------------------
                                       Jun 30           Mar 31          Dec 31        Sept 30         Jun 30
                                     -----------     -----------     -----------     ---------      ----------
Service charges on deposit accounts  $      75.6     $      72.4     $      76.3     $    76.2      $     72.1
Mortgage banking operations                  9.6             6.6             5.5          19.9            24.4
Bankcard fees                               11.4            11.6            12.1          12.2            12.8
Debit card fees                             11.6            10.4             9.6          10.0            11.3
Trust fees                                   8.1             8.2             8.9           8.7             8.6
Investment fees                             14.0            16.1            14.7          17.0            18.9
Bank owned life insurance                   12.9            14.2            11.5          11.7            13.9
Securities gains (losses), net               6.4             2.9             0.1           2.4            (1.4)
Gain on sale of bankcard loans              75.7               -               -             -               -
Other                                       16.9            24.0            23.0          19.0            17.1
                                     -----------     -----------     -----------     ---------      ----------
     Total                           $     242.2     $     166.4     $     161.7     $   177.1      $    177.7
                                     ===========     ===========     ===========     =========      ==========

NON-INTEREST EXPENSE

      Total non-interest expense was $349.7 million in the second quarter of 2004 compared to $306.4 million for the same period in 2003. For the six months ended June 30, 2004 and 2003, total non-interest expense was $635.1 million and $604.4 million, respectively. The efficiency ratio, a measure of non-interest expense compared to net interest income plus non-interest income, was 53.14% and 51.45% for the three and six-month periods ended June 30, 2004, respectively. This compares to an efficiency ratio of 51.17% for both the three and six-month periods ended June 30, 2003, respectively.

      Salaries and employee benefits expense is the largest component of non-interest expense, accounting for 53% and 57% of all non-interest expense for the second quarter and first six months of 2004, respectively. From second quarter 2003 to second quarter 2004, salaries and employee benefits expense has increased 2% due to an increase in the number of full-time equivalent employees from 12,358 to 12,640, respectively. For the six-month period ended June 30, 2004 compared to the same year-ago period, salaries and employee benefits expense has remained relatively constant.

      Expense for net occupancy increased 5% for both the second quarter and first six months of 2004, respectively, when compared to the same periods in 2003. This increase is related to a 5% increase in the number of banking offices, as well as increases in property taxes.

      Expense for equipment decreased 6% and 7% for the second quarter and first six months of 2004, respectively, when compared to the second quarter and first six months of 2003, due in part to retirements of old or unused personal computers during 2003. Also, the Company experienced a reduction in the number of phones being utilized as a result of efficiencies gained from a new phone system implemented in 2002.

      Expense for professional services for the second quarter of 2004 increased 131% over the same period a year ago, and increased 74% in the first six months of 2004 when compared to the same six-month period of 2003. These increases are due to approximately $20.0 million in investment banking and legal fees related to the impending merger with Wachovia Corporation.

      Data processing expense increased 10% during the second quarter of 2004 compared to the second quarter of 2003. The increase in the second quarter of 2004 is attributable to accrued expenses for processing contract terminations related to the sale of the Company's bankcard portfolio, totaling approximately $4.0 million. For the six-month period ended June 30, 2004 when compared to the same period in 2003, the increase was 3%.

      For both the three and six months ended June 30, 2004, communications expense decreased 5% over the same periods in 2003. This decrease relates primarily to the renegotiation of rates and contracts during 2003.

      Business development expense increased 29% and 12% during the second quarter and first six months of 2004, respectively, over the same year-ago periods. The increase reflects an increase in corporate donations during 2004.

      Foreclosed property expense for the second quarter of 2004 increased 29% over the second quarter of 2003. The increase was driven by increased reserves for other real estate owned ("OREO") during 2004. For the first six months of 2004, the increase was 6% over the first six months of 2003.

      Miscellaneous losses increased 264% and 107% during the second quarter and first six months of 2004, respectively, when compared to the same periods in 2003. The increase reflects increases in the Company's litigation reserve as well as a fraud loss of approximately $4.2 million, both occurring during the second quarter of 2004.

      Other expense increased 18% from the second quarter 2003 to second quarter 2004. This increase was primarily related to marking delinquent bankcard loans held for sale to the lower of cost of market, which totaled approximately $6.8 million. For the six months ended June 30, 2004, compared to the same period a year ago, other expense was relatively flat.

      There were no significant non-recurring non-interest expense items recorded in the first six months of 2004 or 2003 that have not been disclosed above.

NON-INTEREST EXPENSE                                                     TABLE 4
(In Millions)

                                                                Quarters Ended
                                     ------------------------   -------------------------------------------
                                               2004                                2003
                                     ------------------------   -------------------------------------------
                                      Jun 30         Mar 31         Dec 31        Sept 30         Jun 30
                                     ---------     ----------     ----------     ----------     -----------
Salaries and employee benefits       $   185.5     $    175.5     $    165.3     $    177.0     $     181.3
Net occupancy                             28.2           27.2           29.2           26.9            26.7
Equipment                                 15.3           14.8           15.6           16.2            16.3
Professional services                     35.8           14.5           18.5           15.3            15.5
Data processing                           15.8           11.0           12.1           11.2            14.3
Communications                            12.0           11.7           11.8           12.2            12.7
Business development                      10.6            6.2            6.2            6.2             8.2
Foreclosed property                       11.6            3.9            2.9            5.9             9.0
Miscellaneous losses                      12.5            3.0            4.1            3.6             3.5
Other                                     22.4           17.6           14.9           20.4            18.9
                                     ---------     ----------     ----------     ----------     -----------
     Total                           $   349.7     $    285.4     $    280.6     $    294.9     $     306.4
                                     =========     ==========     ==========     ==========     ===========

INCOME TAX EXPENSE

      Income tax expense for the second quarter of 2004 was $88.1 million for an effective tax rate of 31.2%. This compares to income tax expense for the second quarter of 2003 of $83.0 million for an effective rate of 32.2%. The statutory federal income tax rate was 35% in 2004 and 2003.

      During 2003, the Company realized an effective income tax rate reduction relating to the realignment of its corporate structure to facilitate a more efficient management of its business. The reduced effective tax rate is expected to continue for future periods; however, this reduction is subject to several factors and may not be consistent in future periods.

LOANS

      Loans, net of unearned income at June 30, 2004 were $36,510.9 million, a net increase of $1,230.7 million over the December 31, 2003 level, which includes $515.9 million obtained with the FloridaFirst Bancorp, Inc. ("FloridaFirst") acquisition (See Note J for further discussion). Dispositions included about $313.7 million in bankcard loans that were sold during the second quarter of 2004. Additionally, the auto lease portfolio declined $31.5 million to $728.0 million as SouthTrust ceased new originations early in the second quarter of 2004. Low interest rates and the prospect that rates will rise in the near future caused many commercial real estate mortgage customers to seek permanent financing, which contributed to a $353.7 million decrease in the commercial real estate mortgage portfolio during the six months ended June 30, 2004.

      Loan growth has recently begun to accelerate, beginning during the latter part of 2003, as a result of signs of a healthier economy. Loan production continues to improve, particularly in middle-market commercial lending and real estate construction lending, and the recent stabilization of long-term interest rates has resulted in reduced loan prepayments. Management believes that the Company is well- positioned to achieve more loan growth due to an increasing number of lending opportunities.

      The Company considers the appropriate mix of variable and fixed-rate loans in asset/liability management strategy. As of June 30, 2004, 75% of the Company's loan portfolio had variable interest rates. Of the Company's variable-rate loan portfolio balance, 51% of these loans were tied to the floating London Interbank Offered Rate ("LIBOR"), 43% were tied to the Prime rate, and 6% were tied to other indexes.

LOAN PORTFOLIO                                                          TABLE 5
(In Millions)

                                                     Quarter Ended
                                        ----------------------------------------
                                                          2004
                                        ----------------------------------------
                                           Jun 30                   Mar 31
                                        -----------------    -------------------
                                          Amount      %         Amount       %
                                        -----------------    -------------------
Commercial, financial and agricultural  $13,538.4   36.9 %   $   13,299.9   36.8 %
Real estate construction                  5,629.4   15.3          5,659.3   15.7
Commercial real estate mortgage           6,972.6   19.0          7,114.2   19.7
Residential real estate mortgage          3,682.5   10.0          3,087.8    8.5
Revolving open-ended real estate          4,234.3   11.5          3,929.2   10.9
Loans to individuals                      1,230.4    3.3          1,190.7    3.3
Credit cards and related plans                3.3      -            324.6    0.9
Lease financing:
   Commercial leases                        714.5    2.0            722.2    2.0
   Auto leases                              728.0    2.0            794.0    2.2
                                        ----------------     -------------------
                                         36,733.4  100.0  %      36,121.9  100.0 %
                                                   =====                   =====
Unearned income                            (222.5)                 (229.8)
                                        ---------            ------------
Loans, net of unearned income            36,510.9                35,892.1

Allowance for loan losses                  (509.9)                 (501.2)
                                        ---------            ------------
Net loans                               $36,001.0            $   35,390.9
                                        =========            ============

                                                                    Quarters Ended
                                        ----------------------------------------------------------------------
                                                                         2003
                                        ----------------------------------------------------------------------
                                                Dec 31                   Sept 30                  Jun 30
                                        ---------------------    ---------------------   ---------------------
                                            Amount        %         Amount        %         Amount         %
                                        ---------------------    ---------------------   ---------------------
Commercial, financial and agricultural  $   13,080.1     36.9 %  $   12,585.1    35.9 %  $    12,636.8    36.6 %
Real estate construction                     5,347.0     15.1         5,667.6    16.1          5,353.7    15.5
Commercial real estate mortgage              7,326.3     20.6         7,425.1    21.2          7,253.8    21.0
Residential real estate mortgage             2,923.6      8.2         2,771.9     7.9          2,751.4     8.0
Revolving open-ended real estate             3,757.4     10.6         3,564.9    10.2          3,427.2     9.9
Loans to individuals                         1,313.5      3.7         1,359.2     3.9          1,414.2     4.1
Credit cards and related plans                 323.5      0.9           324.7     0.9            310.0     0.9
Lease financing:
   Commercial leases                           680.5      1.9           664.5     1.9            654.6     1.9
   Auto leases                                 759.5      2.1           722.0     2.0            728.6     2.1
                                        ---------------------    ---------------------   ---------------------
                                            35,511.4    100.0 %      35,085.0   100.0 %       34,530.3   100.0 %
                                                        =====                   =====                    =====
Unearned income                               (231.2)                  (228.3)                  (233.2)
                                        ------------             ------------            -------------
Loans, net of unearned income               35,280.2                 34,856.7                 34,297.1

Allowance for loan losses                     (501.2)                  (501.2)                  (501.1)
                                        ------------             ------------            -------------
Net loans                               $   34,779.0             $   34,355.5            $    33,796.0
                                        ============             ============            =============

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

      The allowance allocated to specifically identified loans at June 30, 2004 and December 31, 2003 totaled $35.6 million and $20.4 million, respectively. The allowance allocated to Watch-list loans at June 30, 2004 totaled $87.3 million, and the allowance allocated to Non-problem loans totaled $387.0 million. Based on the methodology outlined above, the total allowance for loan losses was $509.9 million at June 30, 2004 and $501.2 million at December 31, 2003. As a percentage of outstanding loans, the total allowance for loan losses was 1.40 %, compared to the December 31, 2003 level of 1.42 %. Net charge-offs during the three months ended June 30, 2004 totaled $28.5 million or .32% of average net loans on an annualized basis, a decrease of $1.8 million from the 2003 second-quarter period. For the six months ended June 30, 2004, net charge-offs were $56.0 million or .31% of average net loans, a decrease of $2.7 million from the same period in June 2003.

ALLOWANCE FOR LOAN LOSSES                                                TABLE 6
(In  Thousands)

                                                                                     Quarters Ended
                                                           ------------------------  -------------------------------------------
                                                                   2004                                 2003
                                                         ----------    ----------    -------------------------------------------
                                                           Jun 30        Mar 31           Dec 31        Sept 30        Jun 30
                                                         ----------    ----------       ----------    ----------    ------------
Balance beginning of quarter                             $  501,215    $  501,208       $  501,180    $  501,068    $    499,452
Loans charged-off:
         Commercial, financial and agricultural              16,622        12,783           22,164        15,984          16,374
         Real estate construction                                 1             4                -            53              22
         Commercial real estate mortgage                      2,671         3,576            1,536           420           1,305
         Residential real estate mortgage                       855         1,114            1,131         1,739           2,242
         Revolving open-ended real estate                     1,543           728              401         1,176             587
         Loans to individuals                                 5,005         6,295            6,065         5,387           6,402
         Credit cards and related plans                       6,056         6,311            6,328         6,509           6,335
         Lease financing:
            Commercial leases                                     2            44              133         2,647              33
            Auto leases                                         367           571              631           463             688
                                                         ----------    ----------       ----------    ----------    ------------
                      Total charge-offs                      33,122        31,426           38,389        34,378          33,988
                                                         ----------    ----------       ----------    ----------    ------------
Recoveries of loans previously charged-off:
         Commercial, financial and agricultural               2,097         1,740            1,332         2,441           1,127
         Real estate construction                                 3             1                2             1               1
         Commercial real estate mortgage                         78            53                9            11              27
         Residential real estate mortgage                       416           280              252           176              46
         Revolving open-ended real estate                        69            52              121            79             108
         Loans to individuals                                 1,015           899            1,069           984           1,668
         Credit cards and related plans                         910           860              715           730             744
         Lease financing:
            Commercial leases                                     2             -               28            44               -
            Auto leases                                          59            26               39            24              43
                                                         ----------    ----------       ----------    ----------    ------------
                      Total recoveries                        4,649         3,911            3,567         4,490           3,764
                                                         ----------    ----------       ----------    ----------    ------------
Net loans charged-off                                        28,473        27,515           34,822        29,888          30,224
Additions to allowance charged to expense                    29,000        27,522           34,850        30,000          30,300
Subsidiaries' allowance at date of purchase                   8,186             -                -             -           1,540
                                                         ----------    ----------       ----------    ----------    ------------
Balance at end of quarter                                $  509,928    $  501,215       $  501,208    $  501,180    $    501,068
                                                         ==========    ==========       ==========    ==========    ============

(In  millions)
Loans outstanding at quarter end,
         net of unearned income                          $ 36,510.9    $ 35,892.1       $ 35,280.2    $ 34,856.7    $   34,297.1
Average loans outstanding,
         net of unearned income                          $ 36,326.4    $ 35,553.4       $ 35,090.0    $ 34,202.8    $   34,405.1
Ratios:
         Allowance to net loans outstanding                    1.40 %        1.40 %           1.42 %        1.44 %          1.46 %
         Net loans charged-off to average net loans            0.32          0.31             0.39          0.35            0.35
         Provision for loan losses to net charge-offs        101.85        100.03           100.08        100.37          100.25
         Provision for loan losses to average net loans        0.32          0.31             0.39          0.35            0.35

NON-PERFORMING ASSETS

      Non-performing assets, which include non-accrual and restructured loans, other real estate owned and other repossessed assets were $199.8 million at June 30, 2004, a decrease of $24.3 million from December 31, 2003. The ratio of non-performing assets to total loans plus other non-performing assets was 0.55% at June 30, 2004, while the allowance to non-performing loans ratio was 307.09% for the same period. The decrease in non-performing assets during 2004 relates primarily to paydowns from a few of the Company's larger borrowers that are on non-accrual status. The Company has historically maintained high credit underwriting standards and consistent credit disciplines, and does not see any trends that would result in any significant changes in ultimate losses.

      In addition to loans on non-accrual status, the Company has loans where known information about possible credit problems of borrowers causes Management to have concerns as to the ability of such borrowers to fully comply with their present loan repayment terms at June 30, 2004. These loans, although they are currently performing, could become non-performing and be placed on non-accrual status in the future. However, the magnitude of these loans is not such that any potential future losses are expected to have a material effect on the Consolidated Financial Statements.

NON-PERFORMING ASSETS                                                    TABLE 7
(Dollars In Millions)

                                                                                      Quarters Ended
                                                          --------------------------    ------------------------------------------
                                                                    2004                                   2003
                                                          --------------------------    ------------------------------------------
                                                           Jun 30          Mar 31         Dec 31          Sept 30        Jun 30
                                                          ----------    ------------    -----------     -----------    -----------
Non-performing loans
         Commercial, financial, and agricultural          $    104.0    $      121.7    $     127.7     $     131.5    $     129.0
         Real estate construction                                8.7             8.0            6.8            11.6           10.8
         Commercial  real estate mortgage                       27.4            14.8           15.0            16.8           20.2
         Residential real estate mortgage                       14.9            16.6           15.7            18.6           20.5
         Revolving open-ended real estate                        1.3             2.0            1.5             0.8            1.2
         Loans to individuals                                    7.8             8.3           10.0            10.1            9.5
         Lease financing:
            Commercial leases                                    2.0             2.3            0.8             0.4            3.0
            Auto leases                                            -               -              -               -              -
                                                          ----------    ------------    -----------     -----------    -----------
                 Total non-performing loans                    166.1           173.7          177.5           189.8          194.2
                                                          ----------    ------------    -----------     -----------    -----------
Other real estate owned                                         32.0            45.5           44.8            42.2           45.6
Other repossessed assets                                         1.7             1.9            1.8             1.0            1.4
                                                          ----------    ------------    -----------     -----------    -----------
                 Total non-performing assets              $    199.8    $      221.1    $     224.1     $     233.0    $     241.2
                                                          ==========    ============    ===========     ===========    ===========

Accruing loans past due 90 days or more                   $     70.8    $       67.7    $      62.9     $      91.1    $      82.1
Ratios:
         Non-performing loans to total loans                    0.45 %          0.48 %         0.50 %          0.54 %         0.57 %
         Non-performing assets to total loans
                 plus other non-performing assets               0.55            0.62           0.63            0.67           0.70
         Non-performing assets and accruing loans
                 90 days or more past due to total loans
                 plus other non-performing assets               0.74            0.80           0.81            0.93           0.94
         Allowance to non-performing loans                    307.09          288.61         282.40          264.08         257.98

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

      Total securities, including those designated as available-for-sale and held-to-maturity, have decreased $246.6 million since December 31, 2003. During the second quarter of 2004, $176.2 million of available-for-sale securities were obtained in the acquisition of FloridaFirst. The net decrease is a result of current market conditions in which the rising rate environment has led to a decrease in the valuation of bonds.

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES                       TABLE 8

                                                             Available-for-Sale Securities
                                           -------------------------------------------------------------------
                                                   June 30, 2004                     December 31, 2003
                                           -------------------------------     -------------------------------
                                               Amortized          Fair             Amortized          Fair
(IN MILLIONS)                                   Cost              Value             Cost              Value
                                           -------------     -------------     -------------     -------------
U.S. Treasury securities                   $        48.0     $        48.1     $        49.0     $        50.4
U.S. Government agency securities                  912.4             901.0           1,616.8           1,633.9
Mortgage-backed securities and
   collateralized mortgage obligations           9,592.0           9,494.1           8,723.2           8,842.8
Obligations of states and political
   subdivisions                                    360.1             373.8             338.3             362.7
Other debt securities                               50.9              50.9             201.5             201.7
Equity securities                                   46.2              49.8              44.0              53.2
Restricted equity securities                       283.8             283.8             281.2             281.2
                                           -------------     -------------     -------------     -------------
     Total                                 $    11,293.4     $    11,201.5     $    11,254.0     $    11,425.9
                                           =============     =============     =============     =============

                                                              Held-to-Maturity Securities
                                           -------------------------------------------------------------------
                                                   June 30, 2004                     December 31, 2003
                                           --------------------------------   --------------------------------
                                              Amortized           Fair            Amortized           Fair
                                                Cost              Value             Cost              Value
                                           -------------     -------------     -------------     -------------
U.S. Treasury securities                   $           -     $           -     $         0.5     $         0.5
U.S. Government agency securities                    1.5               1.6               2.5               2.6
Mortgage-backed securities and
   collateralized mortgage obligations              61.3              64.6              75.7              80.5
Obligations of states and political
   subdivisions                                     26.6              29.0              32.7              36.2
Other debt securities                              120.2             133.6             120.3             139.1
                                           -------------     -------------     -------------     -------------
     Total                                 $       209.6     $       228.8     $       231.7     $       258.9
                                           =============     =============     =============     =============

SHORT-TERM INVESTMENTS

      Short-term investments at June 30, 2004 totaled $825.7 million, reflecting an increase of $0.5 million from the December 31, 2003 level of $825.2 million. At June 30, 2004, short-term investments consisted of $13.9 million in federal funds sold, $13.4 million in time deposits with other banks, $135.9 million in trading securities and $662.5 million in loans held for sale. Securities held for trading purposes primarily include inventory at the Company's brokerage subsidiary and are carried at fair value. Loans held for sale, primarily 1-4 family mortgage loans in the process of being securitized and sold to third party investors, are carried at the lower of cost or fair value in the aggregate.

      The Company regularly participates in loan sales in the secondary market, which facilitate the management of its loan portfolio. Specifically, these sales allow the Company to manage credit concentrations, while continuing to extend credit to customers. Loans sold, consisting mainly of 1-4 family mortgages, amounted to approximately $2,383.8 million during the six month period ended June 30, 2004.

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

      Deposits are the Company's primary source of funding. Total deposits at June 30, 2004 were $36,800.2 million, up $2,053.6 million or 6% from the December 31, 2003 level of $34,746.6 million. Of this increase, $1,482.4 million is from wholesale funding sources. Core deposits, defined as demand deposits, time deposits less than $100,000 and other long-term customers' deposits, increased $571.2 million during the period. In addition, $535.3 million of deposits were obtained in the acquisition of FloridaFirst. At June 30, 2004 total deposits included interest-bearing deposits of $31,146.2 million and non-interest-bearing deposits of $5,654.0 million.

      Short-term borrowings at June 30, 2004 were $3,997.2 million and included federal funds purchased of $2,117.6 million, securities sold under agreements to repurchase of $1,774.1 million and other borrowed funds of $105.5 million. At June 30, 2004, total short-term borrowings were 7.6% of total liabilities and stockholders' equity, which is down from the December 31, 2003 level of 11.3%.

      FHLB advances totaled $3,596.0 million at June 30, 2004. The current quarter-end balance is up $15.2 million from the level outstanding at December 31, 2003. During the first six months of 2004, $114.5 million of FHLB advances were obtained with the FloridaFirst acquisition. The Company uses FHLB advances as an alternative to other funding sources with similar maturities. They are also flexible, allowing the Company to quickly obtain the necessary maturities and rates that best suit its overall asset/liability management strategy.

      At June 30, 2004 and December 31, 2003, total long-term debt was $3,221.1 million and $2,506.9 million, respectively. During the first six months of 2004, $1,400.0 million in Bank Notes were issued and $400.0 million of Subordinated Notes were issued, while maturities of long-term debt totaled $1,075.9 million. Maturities of long-term debt during the remainder of 2004 include $25.0 million of variable-rate Bank Notes.

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

      The June 30, 2004 Tier 1 and Total capital to risk weighted assets were 8.13% and 11.92%, respectively, compared to the December 31, 2003 ratios of 7.77% and 10.68%, respectively.

CAPITAL RATIOS                                                           TABLE 9
(DOLLARS IN MILLIONS)

                                                    2004                                        2003
                                        -----------------------------     -----------------------------------------------
                                           Jun 30           Mar 31           Dec 31            Sept 30          Jun 30
                                        -----------------------------     ------------      ------------     ------------
Tier 1 capital:
   Stockholders' equity                 $    4,458.6     $    4,497.2     $    4,359.8      $    4,381.0     $    4,496.9
   Intangible assets other than
        servicing rights                      (863.7)          (797.5)          (800.5)           (803.6)          (806.8)
   Accumulated other
     comprehensive (income) loss                45.0           (195.7)          (130.0)           (165.4)          (263.1)
                                        ------------     ------------     ------------      ------------     ------------
        Total Tier 1 capital                 3,639.9          3,504.0          3,429.3           3,412.0          3,427.0
                                        ------------     ------------     ------------      ------------     ------------
Tier 2 capital:
   Allowable allowance for loan losses         509.9            501.2            501.2             501.2            501.1
   Allowable long-term debt                  1,185.0            785.0            785.0             825.0            875.0
                                        ------------     ------------     ------------      ------------     ------------
        Total Tier 2 capital                 1,694.9          1,286.2          1,286.2           1,326.2          1,376.1
                                        ------------     ------------     ------------      ------------     ------------
        Total  risk-based capital       $    5,334.8     $    4,790.2     $    4,715.5      $    4,738.2     $    4,803.1
                                        ============     ============     ============      ============     ============
Risk-weighted assets                    $   44,759.5     $   44,750.7     $   44,153.0      $   43,826.6     $   43,477.3

Risk-based ratios:
   Tier 1 capital                               8.13 %           7.83 %           7.77 %            7.79 %           7.88 %
   Total capital                               11.92            10.70            10.68             10.81            11.05
Leverage ratio                                  7.03             6.88             6.78              6.87             6.78

ISSUER PURCHASES OF EQUITY SECURITIES

      During 2003, the Company repurchased 17.9 million shares of Common Stock under the previous program authorized for up to $500 million of common stock, thereby utilizing the entire authorized amount.

      The following table summarizes information regarding the Company's repurchases of common stock during the six months ended June 30, 2004 under a new repurchase program for 2004:

ISSUER PURCHASES OF EQUITY SECURITIES                                   TABLE 10

                                                                                                    Approximate
                                                                         Total Number of          Dollar Value of
                                                                         Shares Purchased         Shares That May
                       Total Number of           Average price        as Part of a Publicly      Yet Be Purchased
Period               Shares Purchased (1)        paid per share         Announced Plan (2)        Under the Plan
-------------------  --------------------------------------------------------------------------------------------
January 1, 2004 to
January 31, 2004            59,141                  $ 34.28                    50,000             $ 298,000,000

February 1, 2004 to
February 29, 2004          661,797                    33.85                   660,000               276,000,000

March 1, 2004 to
March 31, 2004             692,892                    33.50                   690,000               253,000,000

April 1, 2004 to
April 30, 2004             120,562                    33.11                   120,000               249,000,000

May 1, 2004 to
May 31, 2004               801,677                    31.91                   800,000               223,000,000

June 1, 2004 to
June 30, 2004              335,099                    33.64                   335,000               212,000,000
                     ----------------------------------------------------------------

Total                    2,671,168                  $ 33.13                 2,655,000
                     ================================================================

(1) During the first six months of 2004, the Company repurchased 16,168 shares in connection with exercises of stock options.

(2) On January 21, 2004, the Company's board of directors authorized and the Company announced the repurchase of up to $300 million of the Company's common stock, which at current prices would represent approximately 8 million shares. The repurchase program will be implemented through open market transactions at prevailing prices from time to time throughout 2004, and will expire on December 31, 2004.

      On June 20, 2004, SouthTrust and Wachovia Corporation signed a definitive merger agreement. Therefore, no further repurchases of SouthTrust's common stock are expected to occur under this repurchase plan.

OFF-BALANCE SHEET ARRANGEMENTS

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

      The Company's subsidiary bank had outstanding commitments to extend credit of approximately $14,490.1 million at June 30, 2004 and $14,464.1 million at December 31, 2003. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

      The Company's subsidiary bank had commitments to issue standby letters of credit outstanding of approximately $1,428.7 million at June 30, 2004 and $1,413.2 million at December 31, 2003. In addition, the Company has recorded a liability for the estimated fair value of these standby letters of credit of approximately $1.9 million at June 30, 2004 and $2.5 million at December 31, 2003, based on the fees charged for these arrangements.

      Prior to December 31, 2002, the Company participated in securitizations of its 1-4 family mortgage loans, where the Company received 100% of the securities backed by the 1-4 family mortgage loans. These securities are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Company provided first-loss guarantees in some of these securitizations, which provide for the Company to reimburse FHLMC or FNMA a certain percentage of credit losses. The maximum potential future payments the Company could be required to make under these guarantees at June 30, 2004 was $69.5 million, which is not recorded as a liability since the securitizations were not accounted for as sales transactions. The Company has pledged $44.7 million in available-for-sale securities to support these guarantees as of June 30, 2004.

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

      The following table illustrates the expected effect a given parallel interest rate shift would have on the annualized projected net interest income of the Company as of June 30, 2004. These projections are based on a flat rate scenario. Actual interest rate adjustments made by the Federal Reserve do not result in parallel shifts in interest rate because of factors relating to the sloping yield curve. Actual financial results may differ from simulated results because of many factors including, but not limited to, the timing, magnitude and frequency in changes in interest rates, market conditions, and management strategies.

                                                                            INCREASE/(DECREASE) IN
                                                                             NET INTEREST INCOME
                                                                         ---------------------------
                     CHANGE IN INTEREST RATES                                  $                 %
---------------------------------------------------------------------    ---------------------------
                                                                            (DOLLARS IN THOUSANDS)
+ 200 basis points...................................................    $       21,251         1.22%
+ 100 basis points...................................................            13,459         0.77
-  100 basis points..................................................           (53,886)       (3.09)

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

DERIVATIVE INSTRUMENTS USED FOR HEDGING ACTIVITIES                      TABLE 11
(Dollars in Millions)

                                             NOTIONAL BALANCE            NET CARRYING VALUE
                                               AS OF JUNE 30,               AS OF JUNE 30,
                                             2004          2003           2004     2003
                                          -----------------------    ----------------------
Fair Value Hedges:
      Interest rate swaps- received
           fixed/pay floating             $ 1,130.0     $   980.0    $    27.2      $  85.3
      Forward sales commitments of
            closed mortgage loans             175.9       1,531.7         (1.6)           -

Cash Flow Hedges:
      Interest rate swaps - received
          fixed/pay floating                  450.0         450.0         32.6         66.7
      Interest rate swaps-  received
          floating/pay fixed                      -         200.0            -         (1.1)
                                          -----------------------    ----------------------
Total                                     $ 1,755.9     $ 3,161.7    $    58.2      $ 150.9
                                          =======================    ======================

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

TRADING DERIVATIVES
(Dollars in Millions)

                                              NOTIONAL BALANCE        NET CARRYING VALUE
                                               AS OF JUNE 30,           AS OF JUNE 30,
                                             2004          2003       2004          2003
                                          ------------------------   -------------------
Customer derivatives                      $ 2,600.9     $ 2,788.5    $    -        $   -
Interest rate lock commitments                 61.7         589.2       0.3          3.6
Forward contracts against
     interest rate lock commitments            30.1         673.1      (0.3)         0.4
                                          -----------------------    -------------------
Total                                     $ 2,692.7     $ 4,050.8    $    -        $ 4.0
                                          =======================    ===================

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

      On June 22, 2004, an individual shareholder of SouthTrust, purporting to represent a class of holders of SouthTrust common stock, filed a complaint in the Court of Chancery of the State of Delaware, naming SouthTrust and some of its officers and directors as defendants. In the complaint the plaintiff alleges that the defendants breached their fiduciary duties to SouthTrust shareholders in agreeing to the merger by, among other things, failing to conduct an auction. The plaintiff seeks, among other things, to enjoin the merger and to be awarded unspecified monetary damages, including the fees of the plaintiff's attorneys. In addition, on June 24, 2004, an individual shareholder of SouthTrust filed a purported class action complaint in the Circuit Court of Jefferson County, Alabama, naming SouthTrust and all of its directors as defendants. The complaint alleges that the defendants breached their fiduciary duties to SouthTrust shareholders in approving the merger by, among other things, failing to wait for the announcement of SouthTrust's second quarter 2004 earnings results in order to achieve a higher price and agreeing to a merger that results in change of control payments to SouthTrust's senior management. The plaintiff seeks, among other things, to enjoin the merger and to be awarded attorneys' fees. It is a condition to closing the merger that no judicial body of competent jurisdiction shall have issued any judgment, decree, injunction or other order that prohibits the closing of the merger. SouthTrust believes that these lawsuits are without merit and intends to defend them vigorously.

ITEM 4. CONTROLS AND PROCEDURES

      The Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. The evaluation was performed under the supervision and with the participation of the Company's Disclosure Committee and Management, including the principal executive officer and the principal financial officer, as of the end of the period covered by this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and all material information required to be disclosed in this quarterly report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosure.

      During the period covered by this quarterly report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Information required by this item is contained herein in response to Item 2 of Part I on page 38.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      (e) Purchases of equity securities by the issuer and affiliated purchasers - Information required by this item is contained herein in response to Item 2 of Part I on page 32.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of SouthTrust Corporation was held on April 21, 2004. The stockholders elected four nominees as directors. The following is a tabulation of the voting on this matter:

      Names                  Votes For          Votes Withheld
      -----                  ---------          --------------
Carl F. Bailey              283,088,772            3,640,084
John M. Bradford            283,751,271            2,977,585
William C. Hulsey           269,199,547           17,529,309
Wallace D. Malone, Jr.      282,218,937            4,509,919

      The stockholders also ratified the selection of KPMG, LLP as SouthTrust's principal independent auditors for the fiscal year ending December 31, 2004. The following is a tabulation of the voting on this matter:

    For                      Against             Abstain
    ---                      -------             -------
266,350,964                 18,473,430          1,904,461

      The stockholders also voted to approve and ratify the Amended and Restated Senior Officer Performance Incentive Plan. The following is a tabulation of the voting on this matter:

    For                      Against             Abstain
    ---                      -------             -------
211,600,023                 12,792,195          3,020,905

      The stockholders also voted to approve and ratify the 2004 Long-Term Incentive Plan. The following is a tabulation of the voting on this matter:

    For                      Against             Abstain
    ---                      -------             -------
192,703,210                 13,549,698          3,160,214

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      2 Agreement and Plan of Merger dated as of June 20, 2004, between Wachovia Corporation and SouthTrust Corporation and restated on July 9, 2004.

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

*     4(g)  Amendment, dated as of June 20, 2004, to the Amended and Restated
            Rights Agreement, dated as of August 1, 2000, between SouthTrust Corporation and American Stock Transfer & Trust Company, as Rights Agent, which was filed as Exhibit 1 to SouthTrust Corporation's Registration Statement on Form 8-A/A filed on June 23, 2004.

      10(a) Stock Option Agreement, dated as of June 20, 2004, between Wachovia
            Corporation and SouthTrust Corporation.

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

*    Incorporated herein by reference

(b)   Reports on Form 8-K filed in the second quarter of 2004:

      (1) A Form 8-K was filed on April 1, 2004, discussing the nature and amount of non-audit fees incurred by the Company during fiscal 2003.

      (2) A Form 8-K was filed on April 21, 2004, announcing financial results and disclosing supplemental financial information for the quarter March 31, 2004.

      (3) A Form 8-K was filed on May 20, 2004, announcing the formal establishment of a series of notes captioned 5.80% Subordinated Notes due 2014 with an aggregate principal amount of $400,000,000.

      (4) A Form 8-K was filed on June 21, 2004, announcing that Wachovia Corporation and SouthTrust Corporation had entered into an Agreement and Plan of Merger, dated as of June 20, that provides, among other things, for SouthTrust to be merged with and into Wachovia, with Wachovia as the surviving corporation.

      (5) A Form 8-K was filed on June 23, 2004, announcing that MBNA Corporation and SouthTrust signed a multi-year agreement under which MBNA will acquire SouthTrust's $323 million bankcard portfolio.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SOUTHTRUST CORPORATION

                                                /s/ Wallace D. Malone, Jr.
Date: August 9, 2004                            --------------------------------
                                                      Wallace D. Malone, Jr.
                                                        Chairman and Chief
                                                        Executive Officer
                                                  (Principal Executive Officer)

Date: August 9, 2004                            /s/ Alton E. Yother
                                                --------------------------------
                                                         Alton E. Yother
                                                    Executive Vice President,
                                                     Treasurer and Controller
                                                  (Principal Financial Officer)